Form 10-Q
period 1996-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 1996-06-10
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
       PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1996       Commission file number: 0-28152




                            Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                       57-0991269
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


                            Affinity Technology Group, Inc.
                             1333 Main Street, Suite 101
                              Columbia, SC 29201-3201
                     (Address of principal executive offices)
                                    (Zip code)

                                 (803) 254-9006
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X






         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

27,773,680 shares of Common Stock, $.0001 par value, as of June 10, 1996.

                  AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION
 ITEM 1. Financial Statements

         Condensed  Consolidated Balance Sheets as of March 31, 1996
           and December 31, 1995........................................      3

         Condensed  Consolidated  Statements of Income for the three
           months ended March 31,1996 and 1995..........................      4

         Condensed  Consolidated  Statements of Cash Flows for the three
          months ended March 31, 1996 and 1995..........................      5

         Notes to Condensed Consolidated Financial Statements...........      6

     ITEM  2.  Management's   Discussion  and  Analysis  of
                 Financial  Condition  and  Results  of
                 Operations.............................................      8

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K.........................     10

Signature...............................................................     11

Exhibit Index...........................................................     12

                          Part I. Financial Information

Item 1. Financial Statements.


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1996          1995
                            ASSETS
 Current assets:
   Cash and cash equivalents.........................  $     -       $1,235,983
   Cash in escrow....................................     450,000          -
   Accounts receivable, net..........................     262,595       143,295
   Net investment in sales-type leases - current.....     399,630       297,576
   Inventories.......................................     667,050       366,610
   Other current assets..............................     284,301        29,534
                                                        ---------     ---------
           Total current assets......................   2,063,576     2,072,998
 Net investment in sales-type leases - non-current...   1,011,578       860,295
 Property and equipment, net.........................   2,267,439     1,446,675
 Software development costs .........................     207,858       203,048
 Other assets........................................     191.666         8,152
                                                        ---------     ---------
                                                       $5,742,117    $4,591,168
                                                        =========     =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of notes payable and capital lease
    obligations......................................   1,163,075    $  247,419
   Accounts payable and accrued expenses.............   2,443,323     1,192,862
   Current portion of deferred revenue...............     619,662     1,767,182
                                                          -------     ---------
           Total current liabilities.................   4,226,060     3,207,463
 Notes payable and capital lease obligations,
  less  current portion..............................      53,538       370,518
 Deferred revenue....................................     419,631       258,275
 Capital stock of subsidiary held by minority
  investor...........................................     137,500       137,500
 Stockholders' equity:
   Preferred stock, common stock and additional
    paid-in capital..................................    8,598,945    7,221,986
   Deferred compensation.............................  (4,761,375)   (3,590,574)
   Accumulated deficit...............................  (3,232,182)   (3,014,000)
                                                        ---------   -----------
      Total stockholders' equity.....................     605,388       617,412
                                                        ---------     ---------
                                                       $5,742.117    $4,591,168
                                                        =========     =========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                                             Three Months
                                                            Ended March 31,
                                                       1996               1995
                                                       ----               ----
Revenues:
  Initial set-up, transactions and other........  $    258,653        $     231
  Sales and rental .............................       388,743          424,261
  License revenue...............................     1,237,500             -
                                                     ---------          -------
          Total revenues........................     1,884,896          424,492

Costs and expenses:
  Cost of revenues..............................       728,211          137,299
  Research and development......................       387,437           25,736
  Selling, general and administrative expenses..     1,003,103           92,818
                                                     ---------          -------
          Total costs and expenses..............     2,118,751          255,853
                                                     ---------          -------
Operating (loss) income.........................      (233,855)         168,639
Interest income (expense), net..................        15,673          (24,114)
                                                     ---------          -------
Net (loss) income...............................   $  (218,182)       $ 144,525
                                                     =========          =======

Net (loss) income per share.....................   $    (0.007)       $   0.005
                                                     =========          =======
Shares used in computing net(loss)income per
 share..........................................    30,422,971       29,159,427


                             See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                           Three Months
                                                          Ended March 31,
                                                      1996               1995
                                                      ----               ----
Operating activities
Net (loss) income..................................  $ (218,182)      $ 144,525
Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
  Depreciation and amortization....................      94,578          20,388
  Amortization of deferred compensation............     206,158            -
  Deferred revenue.................................    (986,164)        126,021
  Changes in assets and liabilities:
     Accounts receivable...........................    (119,300)        (11,165)
     Net investment in sales-type leases...........    (253,337)       (400,591)
     Inventories...................................    (300,440)        (51,776)
     Other assets..................................    (888,499)        (27,318)
     Accounts payable and accrued expenses.........   1,250,461         155,457
                                                      ---------         -------
Net cash used in operating activities..............  (1,214,725)        (44,459)
Investing activities
Purchases of property and equipment................    (901,147)       (137,169)
Software development costs.........................     (18,787)        (44,586)
                                                      ---------         -------
Net cash used in investing activities..............    (919,934)       (181,755)
Financing activities
Proceeds from notes payable........................     911,841         379,369
Payments on notes payable and capital leases.......     (13,165)        (24,701)
                                                      ---------         -------
Net cash provided by financing activities..........     898,676         354,668
                                                      ---------         -------
Net (decrease) increase in cash....................  (1,235,983)        128,454
Cash and cash equivalents at beginning of period...   1,235,983          29,985
                                                      ---------         -------
Cash and cash equivalents at end of period.........  $    -           $ 158,439
                                                      =========         =======

                             See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996

1. Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Affinity Technology Group, Inc. for the year ended December 31, 1995.


2. Inventories

Inventories consist of the following

                                            March 31,             December 31,
                                              1996                    1995
                                              ----                    ----

Electronic parts and other components       $461,959                $182,680
Work in progress                             251.091                 229.930
                                            --------                --------
                                             713,050                 412,610
Inventory valuation reserve                  (46,000)                (46,000)
                                            --------                --------
                                            $667,050                $366,610
                                            ========                ========

3. License Revenue

Deferred license revenue at December 31, 1995 related to a non-exclusive, perpetual, royalty-free license, to be granted to a financial institution, to use one of the Company's software products, Assets3. At December 31, 1995, the financial institution had paid the Company $1,237,500 as a license fee for use of an initial version of Assets3 in the United States, which fee was deferred at December 31, 1995 pending delivery of the product. The Company delivered the product to the financial institution in the quarter ended March 31, 1996, and accordingly recognized the associated revenue during such quarter.


4. Net (Loss) Income  Per Share of Common Stock

Net (loss) income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding. In accordance with Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, all issuances of the Company's Common Stock options, warrants, convertible preferred stock and other potentially dilutive securities, at prices below the expected initial public offering price during the twelve month period preceding the offering, have been included as Common Stock equivalents as if they had been issued at the Company's inception

5. Subsequent Events

On May 1, 1996, the Company purchased for $450,000 certain furniture, fixtures, equipment and computer hardware of Association Membership Services, Inc. d/b/a Electronic Merchant Services ("EMS"), a private company that develops and markets software designed to process credit card and other transactions. As of March 31, 1996, the Company had placed the purchase price of $450,000 in escrow, which funds were obtained from a note payable with a bank.

On May 1, 1996, the Company successfully completed its initial public offering of 5,060,000 shares of its Common Stock. The offering yielded net proceeds to the Company of approximately $60.2 million. The Company's shares are traded on the The Nasdaq National Market under the symbol "AFFI". Contemporaneously with consummation of the offering, all outstanding shares of Series A and Series B Preferred Stock (including 3,702 shares of Series B Preferred Stock issued upon the exercise of outstanding Preferred Stock warrants) were converted into shares of the Company's Common Stock.

Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

Overview

The Company was formed in January 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. The Company currently markets one product, the Affinity ALM, which was first placed in service in January 1995.

To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of March 31,1996 of $3,232,182 with operating losses of $218,182 for the three months ended March 31, 1996.

Results of Operations

Revenues

The Company's revenues for the three months ended March 31, 1996 and 1995 were $1,884,896 and $424,492 respectively.

Initial Set-up,Transactions, and Other. Income from initial set-up, transactions and other amounted to $258,653 and $231 for the three month period ended March 31, 1996 and 1995, respectively. The increase resulted from volume increases as significantly more ALMs were installed and in service throughout the quarter ended March 31, 1996 than in the corresponding period of 1995.

Sales and Rental. Sales and rental revenues were $388,743 and $424,261 for the three months ended March 31, 1996 and 1995, respectively, representing an 8.4% decrease. The decrease is primarily due to the timing of ALM installations and a corresponding decrease in revenues for the ALM capital leases.

License Revenue. License revenue amounted to $1,237,500 during the three months ended March 31, 1996. This item related to a non-exclusive, perpetual, royalty-free license granted to a financial institution to use one of the Company's software products, Assets3. The financial institution had paid the Company $1,237,500 in 1995 as an initial license fee for use of an initial version of Assets3 in the United States, which fee was deferred at December 31, 1995. The revenue was recognized in the quarter ended March 31, 1996 upon delivery of the product. In addition, such financial institution has the option to purchase for $562,500 a perpetual, royalty-free license to use Assets3 in North America upon the Company's enhancement of such system. The Company expects to record such additional license fee as revenue if and when such payment is received. While the Company may continue to enter into similar arrangements in the future, the Company does not currently anticipate any additional significant revenue of this type during the remainder of 1996.


Costs and Expenses

Cost of Revenues. Cost of revenues for the three months ended March 31, 1996 and 1995 totalled $728,211 and $137,299, respectively. The increase is primarily due to an increase in staffing and other spending increases necessary to prepare for increased levels of output.

Research and Development. Research and development costs totalled $387,437, and $25,736 for the three months ended March 31, 1996 and 1995, respectively. Cost increases in this area are primarily associated with increased staffing in the Company's technical area. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses totalled $1,390,540 and $92,818 for the three months ended March 31, 1996 and 1995, respectively. In 1996, the major cost element was salaries and wages, totaling $861,510, which includes $206,158 related to the amortization of deferred compensation expense resulting from stock options granted in 1995 and 1996. Increased selling, general, and administrative expenses in 1996 were primarily attributable to increased levels of staffing to prepare for increased levels of output.

Interest Income/Expense. Interest income was $37,174 in the three months ended March 31, 1996. No interest income was reported in the corresponding period in 1995. In 1996, the majority of interest income was attributable to deferred interest income relating to ALM's under capital leases. The Company expects interest income to increase in future periods as more ALM's are placed into service under capital leases.

Interest expense for the three months ended March 31, 1996 and March 31, 1995 was $21,501 and $24,114, respectively. The Company expects interest expense to be nominal in the near future.


Liquidity and Capital Resources

The Company has generated operating losses of $3,232,182 since its inception and has financed its operations primarily through the private sale of debt and equity securities, capital lease obligations, bank financing and loans from affiliates. The Company has on two occasions financed, and may from time to time in the future finance, its operations through the sale of ALM rental contracts to a commercial factor. During 1995, the Company raised $2,982,356 in equity capital through the sale of the Series A and Series B Preferred Stock of the Company.

Cash used in investing activities of approximately $920,000 during the three months ended March 31, 1996 related primarily to capital expenditures. Cash flows from financing activities of approximately $900,000 were primarily due to proceeds received from notes payable.

At March 31, 1996, the Company's principal source of liquidity was a $2,000,000 revolving line of credit with a bank of which approximately $462,000 was utilized at March 31, 1996. The Company also had entered into a $450,000 unsecured short-term loan to a bank to finance its acquisition of certain assets of Association Membership Services Inc, d/b/a Electronic Merchant Services. As of June 10, 1996, the Company had no outstanding borrowings under its line of credit and had repaid its $450,000 short-term loan in full.

On May 1, 1996, the Company successfully completed its initial public offering of 5,060,000 shares of its Common Stock. The offering yielded net proceeds to the Company of approximately $60.2 million. The Company has used a portion of the proceeds of this offering to pay down outstanding bank debt, and expects to use the remaining balance to implement an extensive marketing plan, to fund research and development and capital expenditures and for general corporate purposes, which may include the acquisition of services, products, technologies or companies that complement or otherwise enhance the companies existing business.

The Company believes that the proceeds from the sale of the Common Stock, internally generated funds and available borrowings, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements, including planned expenditures for the enhancement of the Affinity ALM, the development of Assets3 and general research and development.

                           Part II. Other Information

Item 1, 2, 3, 4 and 5 are not applicable and have been ommitted.


Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits

      Exhibit 11 - Statement of Computation of Net (Loss) Income Per Share

      Exhibit 27 - Financial Data Schedule


 (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996..

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Carl M. Donnelly
         Carl M. Donnelly
         Executive Vice President, Chief Financial Officer

Date: June 10, 1996