Form 10-Q
period 1996-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 1996-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
       PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1996        Commission file number: 0-28152



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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____






         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

27,773,680 shares of Common Stock, $.0001 par  value, as of August 14, 1996.

                  AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE

PART I.     FINANCIAL INFORMATION
  ITEM 1.     Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1996 and
      December 31, 1995..............................................      3
     Condensed Consolidated  Statements of Operations for the
      six and three months ended June 30, 1996 and 1995..............      4
     Condensed  Consolidated  Statements of Cash Flows for the six
      months ended June 30, 1996 and 1995............................      5
     Notes to Condensed Consolidated Financial Statements............      6
  ITEM  2.  Management's   Discussion  and  Analysis  of  Financial
             Condition  and  Results  of Operations..................      8
PART II.  OTHER INFORMATION
     ITEM 4.   Submission of Matters to a Vote of Security Holders...     11
     ITEM 6.   Exhibits and Reports on Form 8-K......................     11
Signature............................................................     12
Exhibit Index........................................................     13

                          Part I. Financial Information

Item 1. Financial Statements.



                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                                            June 30,     December 31,
                                                             1996           1995
                                                             ----           ----
                                                          (Unaudited)        (1)

ASSETS
Current assets:
  Cash and short term investments ......................  $54,349,165   $ 1,235,983
  Accounts receivable, net .............................    1,090,213       143,295
  Net investment in sales-type leases -- current .......    1,695,564       297,576
  Inventories ..........................................      926,098       366,610
  Other current assets .................................      361,923        29,534
                                                          -----------   -----------
          Total current assets .........................   58,422,963     2,072,998
Net investment in sales-type leases--non-current........    1,584,248       860,295
Property and equipment, net ............................    3,225,431     1,446,675
Software development costs .............................      229,157       203,048
Other assets ...........................................         -            8,152
                                                          -----------   -----------
                                                          $63,461,799   $ 4,591,168
                                                          ===========   ===========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
  Current portion of notes payable and
   capital lease obligations                              $   101,618    $  247,419
  Accounts payable and accrued expenses ................    1,808,884     1,192,862
  Current portion of deferred revenue ..................    1,007,854     1,767,182
                                                          -----------   -----------
          Total current liabilities ....................    2,918,356     3,207,463
Notes payable and capital lease obligations,
 less current portion                                         154,894       370,518
Deferred revenue .......................................      116,773       258,275
Capital stock of subsidiary held by minority investor...      200,000       137,500
Stockholders' equity:
  Preferred stock, common stock and additional
   paid-in capital .....................................   68,746,578     7,221,986
  Deferred compensation ................................   (4,496,038)   (3,590,574)
  Accumulated deficit ..................................   (4,178,764)   (3,014,000)
                                                          -----------   -----------
     Total stockholders' equity ........................   60,071,776       617,412
                                                          -----------   -----------
                                                          $63,461,799   $ 4,591,168
                                                          ===========   ===========


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


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                           Six Months                   Three Months
                                                         Ended June 30,                Ended June 30,
                                                        1996       1995               1996       1995
                                                        ----       ----               ----       ----
Revenues:
 Initial set-up, transactions and other.......     $   426,292   $   9,036       $  156,264    $   8,805
 Sales and rental.............................       2,112,021     485,364        1,734,653       61,103
 License revenue..............................       1,800,000         -            562,500         -
                                                   -----------   ---------       ----------    ---------
    Total revenues............................       4,338,313     494,400        2,453,417       69,908
Costs and expenses:
 Cost of revenues.............................       2,512,807     193,162        1,784,596       55,863
 Research and development.....................         997,113      53,936          609,676       28,200
 Selling, general and administrative expenses.       2,516,186     404,206        1,513,084      311,388
                                                   -----------   ---------       ---------     ---------
    Total costs and expenses..................       6,026,106     651,304        3,907,356      395,451
                                                   -----------   ---------       ----------    ---------
Operating loss................................      (1,687,793)   (156,904)      (1,453,939)    (325,543)
Interest income (expense), net................         523,029     (36,614)         507,357      (12,500)
                                                   -----------   ---------       ----------    ---------
Net loss......................................     $(1,164,764)  $(193,518)      $ (946,582)   $(338,043)
                                                   ===========   =========       ==========    =========
Net loss per share............................     $     (0.06)  $  ( 0.01)      $    (0.04)   $   (0.02)
                                                   ===========   =========       ==========    =========
Weighted average shares outstanding...........      20,388,105  14,735,678       24,080,893   14,839,117



                             See accompanying notes.





                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                 Six Months
                                                                               Ended June 30,
                                                                            1996             1995
                                                                            ----             ----
Operating activities
Net loss.............................................................  $(1,164,764)       $(193,518)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................      234,302           57,299
  Amortization of deferred compensation..............................      471,495             -
  Deferred revenue...................................................     (900,830)       1,136,061
  Changes in assets and liabilities:
     Accounts receivable.............................................     (946,918)         (25,021)
     Net investment in sales-type leases.............................   (2,121,941)        (504,000)
     Inventories.....................................................     (559,488)        (108,197)
     Other assets....................................................     (324,673)         (25,004)
     Accounts payable and accrued expenses...........................      616,022          345,564
                                                                        ----------         --------
Net cash (used in) provided by operating activities..................   (4,696,795)         683,184
Investing activities
Purchases of property and equipment..................................   (1,983,431)        (446,310)
Software development costs...........................................      (55,300)        (110,758)
                                                                        -----------        --------
Net cash used in investing activities................................   (2,038,731)        (557,068)
Financing activities
Proceeds from notes payable..........................................    1,450,000          586,369
Payments on notes payable and capital leases.........................   (1,811,425)         (85,578)
Increase in minority interest........................................       62,500           75,000
Proceeds from initial public offering, net...........................   60,102,216             -
Exercise of stock warrants...........................................       45,417             -
                                                                       -----------         --------
Net cash provided by financing activities............................   59,848,708          575,791
                                                                       -----------         --------
Net increase in cash.................................................   53,113,182          701,907
Cash and cash equivalents at beginning of period.....................    1,235,983           29,985
                                                                       -----------         --------
Cash and cash equivalents at end of period...........................  $54,349,165         $731,892
                                                                       ===========         ========

                             See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Affinity Technology Group, Inc. for the year ended December 31, 1995.


2. Inventories

Inventories consist of the following:

                                                     June 30,       December 31,
                                                       1996             1995

Electronic parts and other components...........     $517,803         $182,680
Work in progress................................      408,295          229,930
                                                     --------         --------
                                                      926,098          412,610
Inventory valuation reserve.....................         -             (46,000)
                                                     --------         --------
                                                     $926,098         $366,610
                                                     ========         ========


Inventories in the amount of $46,000, for which a reserve was recorded as of December 31, 1995, were charged against the reserve during the quarter ended June 30, 1996.

3. License Revenue

Deferred license revenue at December 31, 1995 related to a non-exclusive, perpetual, royalty-free license, granted to a financial institution, to use one of the Company's software products, Assets3. At December 31, 1995, the financial institution had paid the Company $1,237,500 as a license fee for use of an initial version of Assets3 in the United States, which fee was deferred at December 31, 1995 pending delivery of the product. The Company delivered the product to the financial institution in the quarter ended March 31, 1996, and accordingly recognized the deferred revenue during such quarter. In addition, such financial institution has exercised its option to purchase for $562,500 a perpetual, royalty-free license to use Assets3 in North America, which option became exercisable upon the Company's enhancement of such system. The Company delivered such enhancement during the the quarter ended June 30, 1996 and recorded such additional license fee as revenue.

4. Net Loss Per Share of Common Stock

Net loss per share of Common Stock amounts presented on the face of the condensed consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with Accounting Principles Board No. 15 ("APB No. 15"). Under this guidance, options, warrants, convertible preferred stock and other potentially dilutive securities are considered as outstanding only if their effect is dilutive (i.e. increasing the net loss per share).

For periods presented prior to the Company's initial public offering on May 1, 1996 and which were presented in the Company's Registration Statement on Form S-1 filed in connection with the Company's initial public offering of Common Stock and the Company's Form 10-Q for the quarter ended March 31, 1996, net income (loss) per share amounts were presented in accordance with APB No. 15 as modified by Staff Accounting Bulletin No. 83 ("SAB 83") of the Securities and Exchange Commission. Under SAB 83, all issuances of the Company's Common Stock options, warrants, convertible preferred stock and other potentially dilutive securities, at prices below the initial public offering price during the twelve month period preceding the offering, were included as Common Stock equivalents as if they had been issued at the Company's inception, regardless of whether the effect was dilutive or anti-dilutive. SAB 83 applies to all periods presented prior to the Company's initial public offering. The net loss per share of Common Stock for the six and three month periods ended June 30, 1996 presented in accordance with APB 15 as modified by SAB 83 is presented supplementary below:



                                                            Six Months                Three Months
                                                           Ended June 30,            Ended June 30,
                                                          1996       1995           1996       1995
                                                          ----       ----           ----       ----

Net loss per share under APB No. 15 as modified
 by SAB 83..................................           $ (0.04)    $ (0.01)      $ (0.03)    $ (0.01)

Shares used in computing net loss per share under
 APB No. 15 as modified by  SAB 83..........        32,502,049  29,258,325    34,188,716  29,361,763



Item 2. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.

Overview

The Company was formed in January 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention.

To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of June 30, 1996 of $4,178,764 with operating losses of $1,164,764 and $946,582 for the six and three months ended June 30, 1996, respectively.

Results of Operations

 Revenues

The Company's revenues for the six and three months ended June 30, 1996 were $4,338,313 and $2,453,417, respectively, compared to $494,400 and $69,908, respectively, for the corresponding periods of 1995.

Initial Set-up,Transactions, and Other. Revenues from initial set-up, transactions and other amounted to $426,292 and $156,264 for the six and three months ended June 30, 1996 , respectively, compared to $9,036 and $8,805 for the corresponding periods in 1995. The increases resulted from an increased level of volume as significantly more ALMs were installed during the first two quarters of 1996 compared to the corresponding periods in 1995.

Sales and Rental. Sales and rental revenues were $2,112,021 and $1,734,653 for the six and three months ended June 30, 1996, respectively, compared to $485,364 and $61,103 for the corresponding periods in 1995. These increases are due to an increase in the number of ALMs installed during 1996 as compared to 1995.

License Revenue. License revenue amounted to $562,500 during the three months ended June 30, 1996. This item related to a non-exclusive, perpetual, royalty-free license granted to a financial institution to use Assets3. The financial institution had paid the Company $1,237,500 in 1995 as a license fee for use of an initial version of Assets3 in the United States, which fee was deferred at December 31, 1995. The revenue was recognized in the quarter ended March 31, 1996 upon delivery of the product. In addition, such financial institution has exercised its option to purchase for $562,500 a perpetual, royalty-free license to use Assets3 in North America upon the Company's enhancement of such system. The Company delivered such enhancement during the quarter ended June 30, 1996 and recorded such additional license fee as revenue.

Costs and Expenses

Cost of Revenues. Cost of revenues for the six and three months ended June 30, 1996 totaled $2,512,807 and $1,784,596, respectively, compared to $193,162 and $55,863 for the corresponding periods in 1995. The increase is primarily due to an increase in the number of ALMs installed during 1996, increased costs associated with system enhancements provided to existing customers and increases in staffing and other spending increases necessary to prepare for increased levels of output.

Research and Development. Research and development costs totaled $997,113 and $609,676 for the six and three months ended June 30, 1996, respectively, compared to $53,936 and $28,200 for the corresponding periods in 1995. Cost increases in this area are primarily attributable to increased staffing in the Company's technical areas. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses totaled $2,516,186 and $1,513,084 for the six and three months ended June 30, 1996, respectively, compared to $404,206 and $311,388 for the corresponding periods in 1995. These increases are primarily due to additional salaries and wages expense resulting from increased levels of staffing to prepare for volume increases as well as the amortization of deferred compensation expense resulting from stock options granted in 1995 and 1996.

Interest Income/Expense. Interest income was $569,115 and $531,941 for the six and three months ended June 30, 1996, respectively. No interest income was reported in the corresponding period in 1995. In 1996, the majority of interest income was attributable to interest earned from the investment of the proceeds of the Company's initial public offering as well as interest income relating to ALMs under capital leases. The Company expects interest income relating to ALMs under capital lease to increase in future periods as more ALMs are placed into service.

Interest expense for the six and three months ended June 30, 1996 was $46,086 and $24,584, respectively.


Liquidity and Capital Resources

The Company has generated operating losses of $4,178,764 since its inception and has financed its operations primarily through the sale of debt and equity securities, capital lease obligations, bank financing and loans from affiliates. The Company has on two occasions financed, and may from time to time in the future finance, its operations through the sale of ALM rental contracts to a commercial factor.

On May 1, 1996, the Company successfully completed its initial public offering of 5,060,000 shares of its Common Stock. The offering yielded net proceeds to the Company of approximately $60.1 million. The Company used a portion of the proceeds of this offering to repay outstanding bank debt, and expects to use the remaining balance to implement an extensive marketing plan, to fund research and development and capital expenditures and for general corporate purposes, which may include the acquisition of services, products, technologies or companies that complement or otherwise enhance the Company's existing business.

Cash used in investing activities of approximately $2,039,000 during the six months ended June 30, 1996 related primarily to capital expenditures. Cash flows from financing activities of approximately $59,849,000 were primarily due to proceeds received from the Company's initial public offering.

The Company believes that the proceeds from the sale of the Common Stock, internally generated funds and available borrowings will be sufficient to meet the Company's anticipated operating and capital expenditure requirements for the foreseeable future, including planned expenditures for the enhancement of the Affinity ALM, the development of Assets3 and general research and development.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this report that are not  descriptions of historical  facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

                           Part II. Other Information

Item 1, 2, 3 and 5 are not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

(a) The stockholders of the Company adopted certain resolutions by written consent effective April 22, 1996 (the "Written Consent") in lieu of the 1996 Annual Meeting of Stockholders of the Company.

(b) Pursuant to the Written Consent, the stockholders of the Company unanimously elected the following individuals to serve on the Board of Directors of the
Company:

         Alan H. Fishman
         Steven J. Gilbert
         Paul A. Jones, Jr.
         Jeff A. Norris
         Robert M. Price
         Edward J. Sebastian
         Peter R. Wilson

(c) Pursuant to the Written Consent, the stockholders of the Company also unanimously (i) adopted certain amendments to the Company's Certificate of Incorporation pursuant to which, among other things, (a) the Company was authorized to issue 60,000,000 shares of Common Stock, par value $.0001 per share, and (b) each share of Common Stock of the Company outstanding immediately prior to the time of such amendment was reconstituted as and converted into 106 shares of Common Stock; (ii) approved Amended and Restated By-Laws of the Company; and (iii) approved the 1996 Stock Option Plan of Affinity Technology Group, Inc. and the Non-Employee Directors' Stock Option Plan. Such actions were taken in connection with the Company's initial public offering, which was consummated on May 1, 1996.

(d) Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule


 (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Carl M. Donnelly
         Carl M. Donnelly
         Executive Vice President, Chief Financial Officer and Treasurer

Date: August 14, 1996