Form 10-Q
period 1996-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 1996-11-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996        Commission file number: 0-28152



                         Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                            57-0991269
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                         Affinity Technology Group, Inc.
                          1201 Main Street, 20th Floor
                               Columbia, SC 29201
                    (Address of principal executive offices)
                                   (Zip code)

                                 (803) 758-2511
              (Registrant's telephone number, including area code)


                           1333 Main Street, Suite 101
                             Columbia, SC 29201-3201
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

27,859,408 shares of Common Stock, $.0001 par  value, as of November 10, 1996.

                  AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          PAGE

PART I.     FINANCIAL INFORMATION
  ITEM 1.     Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 1996
      and December 31, 1995..........................................      3
     Condensed Consolidated  Statements of Operations for the
      three and nine months ended September 30, 1996 and 1995........      4
     Condensed  Consolidated  Statements of Cash Flows for the nine
      months ended September 30, 1996 and 1995.......................      5
     Notes to Condensed Consolidated Financial Statements............      6
  ITEM  2.  Management's   Discussion  and  Analysis  of  Financial
             Condition  and  Results  of Operations..................      8
PART II.  OTHER INFORMATION
     ITEM 6.   Exhibits and Reports on Form 8-K......................     11
Signature............................................................     12
Exhibit Index........................................................     13

                          Part I. Financial Information

Item 1. Financial Statements.


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                                                          September 30,       December 31,
                                                                              1996                1995
                                                                              ----                ----
                                                                           (Unaudited)             (1)
  ASSETS
  Current assets:
    Cash and cash equivalents..........................................  $39,045,374         $ 1,235,983
    Investments........................................................    9,081,298               -
    Accounts receivable, net...........................................    1,239,446             143,295
    Net investment in sales-type leases -- current.....................    1,296,001             297,576
    Inventories........................................................    3,195,645             366,610
    Other current assets...............................................      446,430              29,534
                                                                         -----------         -----------
            Total current assets.......................................   54,304,194           2,072,998
  Net investment in sales-type leases -- non-current...................    1,900,827             860,295
  Property and equipment, net..........................................    4,037,557           1,446,675
  Software development costs ..........................................      298,772             203,048
  Other assets.........................................................      468,144               8,152
                                                                         -----------         -----------
                                                                         $61,009,494         $ 4,591,168
                                                                         ===========         ===========
  LIABILITIES AND STOCKHOLDERS'  EQUITY
  Current liabilities:
    Current portion of notes payable and capital lease obligations.....  $    96,595         $   247,419
    Accounts payable and accrued expenses..............................    2,511,149           1,192,862
    Current portion of deferred revenue................................      488,939           1,767,182
                                                                         -----------         -----------
            Total current liabilities..................................    3,096,683           3,207,463
  Notes payable and capital lease obligations, less current portion....      149,425             370,518
  Deferred revenue.....................................................      451,422             258,275
  Capital stock of subsidiary held by minority investor................      200,000             137,500
  Stockholders' equity:
    Preferred stock, common stock and additional paid-in capital ......   68,758,258           7,221,986
    Deferred compensation..............................................   (4,205,813)         (3,590,574)
    Accumulated deficit................................................   (7,440,481)         (3,014,000)
                                                                         -----------         -----------
       Total stockholders' equity......................................   57,111,964             617,412
                                                                         -----------         -----------
                                                                         $61,009,494         $ 4,591,168

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

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                                            Three Months                  Nine Months
                                                         Ended September 30,          Ended September 30,
                                                          1996         1995            1996          1995
                                                          ----         ----            ----          ----
Revenues:
   Initial set-up, transactions and other.......     $   116,364    $   7,686      $   542,656    $  16,722
   Sales and rental.............................         199,321       25,900        2,311,342      511,264
   License revenue..............................          -               -          1,800,000         -
                                                     -----------    ---------      -----------    ---------
      Total revenues............................         315,685       33,586        4,653,998      527,986
Costs and expenses:
   Cost of revenues.............................         212,620       16,500        2,725,427      209,662
   Research and development.....................         738,296       29,801        1,735,409       83,737
   Selling, general and administrative expenses.       3,451,979      375,713        5,968,165      779,919
                                                     -----------    ---------      -----------    ---------
      Total costs and expenses..................       4,402,895      422,014       10,429,001    1,073,318
                                                     -----------    ---------      -----------    ---------
Operating loss..................................      (4,087,210)    (388,428)      (5,775,003)    (545,332)
Interest income (expense), net..................         825,493      (15,793)       1,348,522      (52,407)
                                                     -----------    ---------      -----------    ---------
Net loss........................................     $(3,261,717)   $(404,221)     $(4,426,481)   $(597,739)
                                                     ===========    =========      ===========    =========
Net loss per share..............................     $     (0.12)   $  ( 0.03)     $     (0.19)   $   (0.04)
                                                     ===========    =========      ===========    =========
Weighted average shares outstanding.............      27,786,723   15,430,971       22,908,466   14,968,500



                             See accompanying notes.




                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                  Nine Months
                                                                               Ended September 30,
                                                                              1996             1995
                                                                              ----             ----
Operating activities
  Operating activities
  Net loss.............................................................  $(4,426,481)     $  (597,739)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................      442,046          110,866
    Amortization of deferred compensation..............................      761,720             -
    Deferred revenue...................................................   (1,085,096)       1,513,032
    Changes in assets and liabilities:
       Accounts receivable.............................................   (1,003,082)        (158,602)
       Net investment in sales-type leases.............................   (2,038,956)        (504,000)
       Inventories.....................................................   (2,829,035)        (466,025)
       Other assets....................................................     (569,927)         (35,735)
       Accounts payable and accrued expenses...........................    1,264,730          606,486
                                                                         -----------      -----------
  Net cash (used in) provided by operating activities..................   (9,484,081)         468,283
  Investing activities
  Purchases of property and equipment..................................   (2,972,149)        (876,555)
  Software development costs...........................................     (143,316)        (172,618)
  Purchases of investments, net........................................   (9,081,298)            -
  Purchase of other assets.............................................     (349,618)            -
                                                                         -----------      -----------
  Net cash used in investing activities................................  (12,546,381)      (1,049,173)
  Financing activities
  Proceeds from notes payable..........................................    1,450,000        1,019,416
  Payments on notes payable and capital leases.........................   (1,831,958)        (143,299)
  Proceeds from IPO, net...............................................   60,091,805             -
  Exercise of stock warrants...........................................       45,417             -
  Exercise of stock options............................................       22,090             -
  Increase in minority interest........................................       62,500           75,000
                                                                         -----------      -----------
  Net cash provided by financing activities............................   59,839,854          951,117
                                                                         -----------      -----------
  Net increase in cash.................................................   37,809,392          370,227
  Cash and cash equivalents at beginning of period.....................    1,235,983           29,985
                                                                         -----------      -----------
  Cash and cash equivalents at end of period...........................  $39,045,375      $   400,212
                                                                         ===========      ===========


                             See accompanying notes.


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

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


2. Inventories

Inventories consist of the following:

                                                September 30,       December 31,
                                                    1996               1995

Electronic parts and other components.........   $1,809,063         $ 182,680
Work in progress..............................      742,767           229,930
Finished goods................................      643,815              -
                                                 ----------         ---------
                                                  3,195,645           412,610
Inventory valuation reserve...................        -               (46,000)
                                                 ----------         ---------
                                                 $3,195,645         $ 366,610
                                                 ==========         =========


Inventories in the amount of $46,000, for which a reserve was recorded as of December 31, 1995, were charged against the reserve during the quarter ended June 30, 1996.

3. License Revenue

Deferred license revenue at December 31, 1995 related to a non-exclusive, perpetual, royalty-free license, granted to a financial institution, to use one of the Company's software products, Assets3. At December 31, 1995, the financial institution had paid the Company $1,237,500 as a license fee for use of an initial version of Assets3 in the United States, which fee was deferred at December 31, 1995 pending delivery of the product. The Company delivered the product to the financial institution in the quarter ended March 31, 1996, and accordingly recognized the deferred revenue during such quarter. In addition, such financial institution has exercised its option to purchase for $562,500 a perpetual, royalty-free license to use Assets3 in North America, which option became exercisable upon the Company's enhancement of such system. The Company delivered such enhancement during the quarter ended June 30, 1996 and recorded such additional license fee as revenue during such quarter.









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

For periods presented prior to the Company's initial public offering on May 1, 1996 and which were presented in the Company's Registration Statement on Form S-1 filed in connection with the Company's initial public offering of Common Stock and the Company's Form 10-Q for the quarter ended March 31, 1996, net income (loss) per share amounts were presented in accordance with APB No. 15 as modified by Staff Accounting Bulletin No. 83 ("SAB 83") of the Securities and Exchange Commission. Under SAB 83, all issuances of the Company's Common Stock options, warrants, convertible preferred stock and other potentially dilutive securities, at prices below the initial public offering price during the twelve month period preceding the offering, were included as Common Stock equivalents as if they had been issued at the Company's inception, regardless of whether the effect was dilutive or anti-dilutive. SAB 83 applies to all periods presented prior to the Company's initial public offering. The net loss per share of Common Stock for the three and nine month periods ended September 30, 1996 and 1995 presented in accordance with APB 15 as modified by SAB 83 is presented supplementary below:


                                                           Three Months                 Nine Months
                                                        Ended September 30,         Ended September 30,
                                                          1996       1995            1996       1995
                                                          ----       ----            ----       ----

Net loss per share under APB No. 15 as modified
  by SAB 83..................................           $(0.09)     $(0.01)        $(0.13)     $(0.02)

Shares used in computing net loss per share under
  APB No. 15 as modified by  SAB 83..........       35,482,971  29,953,618     33,258,795  29,491,147



5.  Purchase of Assets

On May 1, 1996, the Company purchased for $450,000 certain furniture, fixtures, equipment and computer hardware of Association Membership Services, Inc. d/b/a Electronic Merchant Services ("EMS"), a private company principally engaged in the business of developing and marketing software designed to process credit cards and other transactions. On September 26, 1996, the Company purchased substantially all of the remaining net assets of EMS, consisting primarily of software and certain intellectual property and contract rights, for a purchase price to be calculated based on the revenues generated by such assets during the three year period following the transaction. Under the terms of the agreement governing such transaction, the Company paid to EMS the sum of $375,000 which amount is refundable to the Company in certain instances. Due to the current financial condition of EMS, the Company does not anticipate that EMS will be able to refund any portion of the $375,000 that subsequently may become payable by EMS to the Company under the terms of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations.

Overview

The Company was formed in January 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention.

To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of September 30, 1996 of $7,440,481 with operating losses of $3,261,717 and $4,426,481 for the three and nine months ended September 30, 1996, respectively.

Results of Operations

Revenues

The Company's revenues for the three and nine months ended September 30, 1996 were $315,685 and $4,653,998, respectively, compared to $33,586 and $527,986, respectively, for the corresponding periods of 1995. To date, the Company's revenues have been tied primarily to the installation of ALMs under new contracts. Revenues for the three month period ended September 30, 1996 decreased significantly as compared to the first two quarters of 1996 due to the lower number of ALM installations during such quarter.

Initial Set-up, Transactions, and Other. Revenues from initial set-up, transactions and other amounted to $116,364 and $542,656 for the three and nine months ended September 30, 1996 , respectively, compared to $7,686 and $16,722 for the corresponding periods in 1995. The increases during 1996 reflect volume increases as significantly more ALMs were installed during the first nine months of 1996 compared to the corresponding period in 1995.

Sales and Rental. Sales and rental revenues were $199,321 and $2,311,342 for the three and nine months ended September 30, 1996, respectively, compared to $25,900 and $511,264 for the corresponding periods in 1995. The increases are due to an increase in the number of ALMs installed during 1996 as compared to 1995.

License Revenue. License revenue amounted to $1,800,000 during the nine months ended September 30, 1996. This item related to a non-exclusive, perpetual, royalty-free license granted to a financial institution to use Assets3. The financial institution paid the Company $1,237,500 in 1995 as a license fee for use of an initial version of Assets3 in the United States, which fee was deferred at December 31, 1995 and recognized as revenue in the quarter ended March 31, 1996 upon delivery of the product. In addition, such financial institution has exercised its option to purchase for $562,500 a perpetual, royalty-free license to use Assets3 in North America upon the Company's enhancement of such system. The Company delivered such enhancement during the quarter ended June 30, 1996 and recorded such additional license fee as revenue during such quarter.






Costs and Expenses

Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 1996 totaled $212,620 and $2,725,427, respectively, compared to $16,500 and $209,662 for the corresponding periods in 1995. The increase is primarily due to an increase in the number of ALMs installed during 1996 and costs associated with system enhancements provided to existing customers.

Research and Development. Research and development costs totaled $738,296 and $1,735,409 for the three and nine months ended September 30, 1996, respectively, compared to $29,801 and $83,737 for the corresponding periods in 1995. Cost increases in this area are primarily attributable to increased staffing deployed in the development of new products. The Company's major research and development activities during the three and nine month periods ended September 30, 1996 are related to the development of the Company's "Second Look" program, auto loan and mortgage loan products and credit card and deposit account services. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses totaled $3,451,979 and $5,968,165 for the three and nine months ended September 30, 1996, respectively, compared to $375,713 and $779,919 for the corresponding periods in 1995. These increases are primarily due to additional salaries and wages expense resulting from increased levels of staffing to prepare for volume increases as well as the amortization of deferred compensation expense resulting from stock options granted in 1995 and 1996.

Interest Income/Expense. Interest income was $836,413 and $1,404,991 for the three and nine months ended September 30, 1996, respectively. No interest income was reported in the corresponding period in 1995. In 1996, the majority of interest income was attributable to interest earned from the investment of the proceeds of the Company's initial public offering as well as interest income relating to ALMs under capital leases.

Interest expense for the three and nine months ended September 30, 1996 was $10,920 and $56,469, respectively.


Liquidity and Capital Resources

The Company has generated operating losses of $7,440,781 since its inception and has financed its operations primarily through the sale of debt and equity securities, capital lease obligations, bank financing and loans from affiliates. The Company has on two occasions financed, and may from time to time in the future finance, its operations through the sale of ALM rental contracts to a commercial factor.

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

On May 1, 1996, the Company purchased for $450,000 certain furniture, fixtures, equipment and computer hardware of EMS, a private company principally engaged in the business of developing and marketing software designed to process credit cards and other transactions. On September 26, 1996, the Company purchased substantially all of the remaining net assets of EMS, consisting primarily of software and certain intellectual property and contract rights, for a purchase price to be calculated based on the revenues generated by such assets during the three year period following the transaction. Under the terms of the agreement governing such transaction, the Company paid to EMS the sum of $375,000 which amount is refundable to the Company in certain instances. Due to the current financial condition of EMS, the Company does not anticipate that EMS will be able to refund any portion of the $375,000 that subsequently may become payable by EMS to the Company under the terms of the agreement.

Cash used in investing activities of approximately $12,546,000 during the nine months ended September 30, 1996 related primarily to capital expenditures and the purchase of high grade investment securities. Cash flows from financing activities of approximately $59,840,000 were primarily attributable to proceeds received from the Company's initial public offering.

The Company believes that the proceeds from the sale of the Common Stock and available borrowings will be sufficient to meet the Company's anticipated operating and capital expenditure requirements for the foreseeable future, including planned expenditures for the enhancement of the Affinity ALM, the development of Assets3 and general research and development.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-1170). These and other factors may cause actual results to differ materially from those anticipated.

                           Part II. Other Information

Item 1, 2, 3, 4 and 5 are not applicable.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President and Chief Financial Officer

Date: November 14, 1996