Form 10-K
period 1996-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 1997-03-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.


                         Commission file number 0-28152


                         Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

                               Delaware 57-0991269
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                          1201 Main Street, Suite 2080
                             Columbia, SC 29201-3201
                    (Address of principal executive offices)
                                   (Zip code)


                                 (803) 758-2511
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $48,717,651 as of March
17, 1997. For purposes of such calculation, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and their immediate family members have been included because such persons may be deemed to be an affiliate. This determination is not necessarily conclusive.

         There were 28,150,603 shares of Registrant's Common Stock outstanding as of March 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's proxy statement with respect to the 1997 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

Item 1 of this Form 10-K entitled "Business" and Item 7 of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are inherently uncertain and actual results could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements should be considered in the context of the business risks set forth below in Item 1 of this report.

Part I
Item 1  Business

General

         Affinity  Technology Group, Inc. (the "Company" or "Affinity")
develops and markets electronic commerce technology that enables financial institutions and other businesses to provide financial services electronically with reduced or no human intervention. Since its formation in January 1994, the Company has concentrated its product development efforts primarily on a "closed loop" electronic commerce system that enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels
for  their  products  and  services,   thereby  increasing  their  assets  and
revenues and broadening customer relationships while reducing their operating and infrastructure costs.

         The Company's current products and services consist of the Affinity Automated Loan Machine ("ALM" Registered Tradmark) and a call center decisioning system which provide financial institutions the ability to originate financial products and services with little or no human intervention. Integral to the capabilities the Company provides to its customers is access to its proprietary Decision Support System/Real Time ("Decisys/RT" Service
Mark) (formerly known as the DSS system). To date, the principal financial product utilized by customers through the Company's systems has been the ability to originate unsecured consumer loans. The Company's systems also have the ability to originate loans secured by cash collateral, renew existing loans, open demand deposit accounts, cross sell other products and services and make counter offers to applicants who qualify for a larger loan or who are initially unable to qualify for the type of loan requested. All products have the ability to be communicated to the applicant in English and Spanish. Financial product origination capabilities currently under development include pre-approved personal loans, automobile loans, personal lines of credit, credit card accounts and first and second mortgage loans through the ALM. The Company has continued to develop additional financial product origination capabilities and to improve and enhance the technological capabilities of the ALM, the call center decisioning system and the Decisys/RT system.

         The ALM permits a consumer to apply for and receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine ("ATM"), the ALM is a fully automated system that utilizes the Company's proprietary Decisys/RT technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. The Company believes its customers can use the ALM as a substitute for traditional branch-based consumer lending, which involves significant personnel costs and typically takes substantial time to complete. The Company further believes the deployment of ALMs in retail centers, the '
customers to maintain or increase their revenues and assets. At December 31, 1996, there were 164 ALMs deployed or accepted and awaiting deployment.

         The Company's Decisys/RT system automates the processing and consummation of financial products and services. Based on the Company's
proprietary   object-oriented   software,   Decisys/RT  uses  a  three-tiered
client/server  architecture  to  provide a stable,  scalable  platform  capable of processing large numbers of transactions in a reliable, efficient and timely fashion. Decisys/RT can simultaneously interact with consumers to capture personal information (such as through touch-screen terminals) and with third parties (such as credit bureaus) that supply additional information necessary to consummate the transaction efficiently. A central server located at the Company's Network Operations Center ("NOC") coordinates the flow and analysis of information and evaluates, based on each customer's underwriting model, whether and on what terms the transaction can be consummated.

         Substantially all the Company's recurring revenues to date have been derived from fees charged for the installation and rental of ALMs. To a lesser extent, the Company's recurring revenues have been derived from transaction fees that are primarily based on the aggregate principal amount of loans processed through ALMs. The Company's strategy is to generate a substantial recurring revenue stream from transaction fees while recovering its cost of assembling, installing and maintaining ALMs through revenue generated by ALM set-up, rental and other fees.

         The Company does not make or guarantee loans, does not receive any interest income or other fees directly from borrowers and does not offer, endorse or guarantee any other products or services offered by its financial institution customers. Under the terms of the contractual relationships with its customers, the Company is entitled to payment of without regard to whether consumer loans made through an ALM are repaid.

Products and Services

         The Company has focused its product development efforts on exploiting its Decisys/RT technology to enhance transaction processing and delivery systems. The Company believes its Decisys/RT technology will be particularly attractive to businesses, such as consumer lending institutions, engaged in transactions that require collecting information from consumers and third parties, analyzing such information and providing on-the-spot transaction fulfillment. For such transactions, the speed and efficiency of Decisys/RT-based systems have the potential to offer significant advantages when compared to more labor intensive and less technically advanced processing and delivery systems.

The Affinity ALM

         General. The ALM and Decisys/RT (together, the "ALM System") fully automate the consumer lending process, enabling consumers to apply for and, if approved, receive a personal loan (including loan documentation and proceeds) in as little as 10 minutes without involving loan officers, customer service representatives or other lending personnel. The Company believes the deployment of ALMs in retail centers, the workplace, leisure and travel destinations and other non-traditional banking locations will enable the Company's customers to reduce their costs of processing certain consumer financial service transactions and maintain or increase their revenues and assets.

         Design and Features. The ALM looks and interacts with consumers much like an ATM and can be operated as a free standing kiosk or wall unit. The Company's existing customers have located ALMs in traditional branch offices, malls, retail stores and other retail environments.

         The ALM System contains a magnetic strip card reader used to identify loan applicants by credit card, charge card, or debit card, a touch-screen monitor used to elicit information from applications, a magnetic pen and signature capture unit used to electronically execute loan documents, a digital camera system used to photograph applicants as they sign loan documents, video cameras used to take pictures at intervals during all hours of ALM operations, a laser printer used to print loan documents and checks on site and a modem connecting the ALM to the Company's NOC. The software supporting each ALM System is modified by the Company to meet the marketing and underwriting requirements of each financial institution customer.

         The Company's first ALMs, introduced in 1994 and placed into service in 1995, permitted consumers to apply for and receive unsecured consumer loans in amounts, and on terms and conditions, specified by the particular ALM sponsor. The most advanced ALM System currently available also can be programmed to make counteroffers to applicants who qualify for a larger loan or who are initially unable to qualify for the type of loan requested (such as by offering the applicant a reduced principal amount or a loan at a higher interest rate), communicate in Spanish, originate loans secured by cash collateral, renew existing loans, open demand deposit accounts and cross-sell other products and services offered by the institution during the time the applicant is waiting for a decision on a loan application. In addition, the Company is developing the ability to originate certain other financial products including pre-approved personal loans, automobile loans, personal lines of credit, credit card accounts, and first and second mortgage loans. The Company also has enhanced Decisys/RT and the ALM System to support its "Second Look" program, as discussed below. The Company's developmental activities are subject to the risks inherent in the development of new products and applications, including the development of unforeseen design or engineering problems. See "Business Risks
- Early Stage Products and Services."

         Fraud Detection. The ALM System employs a number of methods intended to detect and prevent fraudulent loan applications, some of which are standard for all ALMs and some of which are customized to fit each customer's underwriting model and specifications. Certain information, such as credit card data, is verified by contacting third-party verification services. In addition, the Decisys/RT system contains fraud analysis software that evaluates consumer-supplied data, such as social security numbers and addresses, against a number of format and consistency tests. Moreover, additional fraud analysis is performed through the use of on-line fraud detection service providers. As a further deterrent, each ALM imprints a digital photograph of the loan applicant on all checks and other loan documents generated in a transaction. The Company periodically refines its fraud detection programs to include other forms of data verification and currently is pursuing certain new processes that aid in the identification of fraud, including Personal Identification Number ("PIN") codes used by debit and ATM cards. Although the Company is unaware of any significant instances of fraud in connection with loans consummated through the use of ALMs, the rate of fraudulent activity could increase. See "Business Risks - Risk of Fraud in Consumer Lending."

         Second Look Program. The Company is developing its Second Look program to provide a means through which loan applications that are rejected by the primary ALM sponsor can be reviewed and funded at the ALM by one or more secondary lenders during a single application process. The Second Look program is designed to enable the ALM System to serve two traditionally distinct consumer finance markets: the "prime" market, consisting of consumers with more attractive credit profiles who are often served by banks, and the "sub-prime" market, consisting of consumers with less attractive credit profiles who are more likely to be served by consumer finance companies. Under the Second Look program, a consumer applying for a loan through an ALM would first be considered by the institution that operates the ALM. If the consumer does not meet the primary institution's lending requirements, he or she would be considered by one or more secondary lenders serving the sub-prime market. If the consumer qualifies for a loan from a secondary lender, the loan could be consummated at the ALM. In such event, the primary ALM sponsor would receive a fee, the secondary lender would book the loan and the consumer would obtain the loan from the secondary lender. The Company believes that the Second Look function can be performed without adding significant time to the application process.

       The Company has entered into  agreements with two finance  companies
(the "Second Look Lenders") pursuant to which such lenders will participate as secondary lenders in the Second Look program. In addition, the Company has enhanced its Decisys/RT system and the ALM to permit the processing of Second Look loans. However, certain regulatory issues, including in particular state and federal regulation of consumer finance companies, have prevented the Company from introducing the Second Look program. The Company and the Second Look Lenders are attempting to resolve regulatory impediments to the Second Look program. However, no assurance can be given that the Company will ever earn significant revenues from its Second Look program. See "Business Risks - Governmental Regulations."

       Revenue Sources. The Company derives both recurring and one-time revenues from ALMs as described below.

       Recurring Revenues:

            First Look Transaction Fees. Upon order of the ALM, the Company enters into an Automated Loan System Agreement (the "ALS Agreement") with the customer pursuant to which the customer is granted a non-exclusive license to use certain software supporting the ALM System. Under the terms of the standard ALS Agreement, the customer agrees to pay a transaction fee equal to a percentage of the aggregate principal amount of all loans funded by the customer through its ALMs. The amount of such transaction fees will depend on a variety of factors, including the type of loan and the number of ALMs operated by the particular customer.

            Second Look Transaction Fees. Under the Second Look program, if such program is successfully implemented, the Company would earn recurring transaction fees for loans processed. Pursuant to the Company's agreements with the Second Look Lenders, the Company would receive a transaction fee equal to a percentage of the aggregate principal amount of all loans funded through the Second Look program. Under such agreements, transaction fees generated by Second Look loans generally would be higher than transaction fees generated by loans made by the primary ALM sponsors. The implementation of the Second Look program is subject to successful resolution of certain regulatory issues, as discussed above. See "-Products and Services - The Affinity ALM - Second Look Program."

        One-Time Revenues:

            Set-Up Fees. The Company's ALS Agreement also provides for the payment of set-up fees that are generally determined based on the number of ALMs operated by the customer. Generally, such fees are paid by customers when the ALM is ordered. Set-up fees are initially recorded as deferred revenue. Upon installation of an ALM, the Company generally recognizes as revenue a portion of the set-up fee in an amount approximately equal to the cost of set-up and installation of such ALM, with the remainder recorded as deferred revenue and amortized ratably over the term of the ALS Agreement. Certain of the Company's ALS Agreements provide that the customer may apply a portion of the initial set-up fee to future transaction and other fees. The Company capitalizes the unearned portion of such set-up fee as deferred revenue, which is amortized ratably as revenue over the term of the related agreement.

            Rental Fees. The Company enters into a lease agreement with its customer under which the customer agrees to pay a monthly rental fee for the hardware components of the ALM. The amount of the rental fee typically is based on the number of ALMs operated by the customer, and the rental term generally is 48 months. The Company recognizes revenue associated with ALM leases pursuant to Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases." Under SFAS 13, the Company's ALMs are either sales-type or operating leases. If the ALMs meet the criteria for sales-type leases under SFAS 13, the present value of the future minimum lease payments is recognized as sales revenue in the period in which the sale occurs. Rental revenue associated with operating leases is recognized as rental revenue over the term of the ALM lease.

         The Company recently entered into agreements with certain hardware vendors under which such vendors will market and sell kiosks that will utilize the Company's Decisys/RT system in a manner comparable to the ALM. As a result of such agreements, the Company expects that it may restructure its pricing policies such that there will be no advantage to customers as a result of whether they acquire kiosks manufactured by third party vendors or by the Company.

         Assembly and Deployment. The Company currently is able to design, assemble and install an ALM System for a new customer in 60 to 90 days from the time an order is accepted. The Company generally is able to assemble and install additional ALMs for a customer's existing ALM System in approximately 30 days.

         After an initial order is received, the Company consults with the customer to prepare any necessary specialized software applications and loan documentation and to design the exterior appearance of the ALM and the computer screens. The Company works closely with its customers to develop the program design and consumer interface and assists its customers in complying with regulatory requirements by providing, among other things, forms prepared by a third-party provider of standardized documents for financial services. The Company, through its demographic and underwriting consulting staff, periodically consults with its customers regarding ALM performance.

         The Company subcontracts with unaffiliated third parties to construct the ALM enclosure, assemble the ALM components and provide periodic maintenance for ALMs placed in service. Otherwise, all aspects of assembly and installation, including purchasing of components, ALM final testing and transportation, currently are performed by employees of the Company.
Once the systems have been designed and assembled, the Company tests the operational readiness of each ALM. During this stage, customers are required to come to the Company's offices to review the appearance of the ALM and to run test loans in order to check adherence to the customer's underwriting model. Prior to installation, each customer must certify in writing that its ALM System meets its lending standards.


         The Company has established relationships with vendors of the hardware components of the ALM System. The Company purchases ALM components as needed to meet firm and expected orders and does not maintain significant inventory. The signature capture unit used in the current ALM design is available through one vendor only, and the loss of such vendor could temporarily interrupt the Company's assembly of ALMs. The Company believes that all other ALM components are available from a wide variety of sources.

         The Company generally is not obligated to retrofit ALMs in service with new hardware, software or other product enhancements. However, the Company believes that it is often advantageous to do so in order to reduce costs associated with maintaining multiple production versions in service.
Accordingly, the Company's ALM agreements require ALM customers who do not desire to accept operational upgrades to ALMs in service to pay a special maintenance fee. Due to cost savings often associated with upgrades and the Company's goal of expanding consumer acceptance and usage of ALMs, the Company historically has upgraded ALMs in service. The net costs of such upgrades have not been significant to date and are not expected to be material in the future. With respect to product enhancements allowing ALMs to offer new products, the Company may charge additional fees to incorporate such products into ALMs in service.

Call Center Decisioning System

         General. In June 1996, the Company completed development of its call center decisioning system (formerly known as "Assets3"), which uses the Decisys/RT system to allow banks and other financial institutions to (i) integrate multiple computer systems which store consumer and other information, (ii) standardize and streamline lending and other retail banking practices and (iii) increase marketing effectiveness of customer service representatives, tellers and other branch personnel by providing them with
(a) point of sale access to pertinent consumer data and (b) the ability to consummate financial transactions such as loans by querying deposit and loan databases, verifying third-party credit information, scoring an application and generating loan documents.

         The Company believes that, to date, institutions with multiple retail banking technology platforms have typically relied on either customized solutions, which can be expensive to develop and maintain, or replacement programs involving the system-wide acquisition of new technology platforms, which often requires writing off significant investments in existing technology platforms. The Company's call center decisioning system is intended to be a flexible, lower cost alternative that would integrate many of the most common retail banking technology platforms at the "front end," permitting banks to gain the cost advantages associated with a common technology platform without writing off existing equipment or incurring new platform investments.

         Joint Venture Arrangement with Union Planters. In connection with the Company's development of its call center decisioning system, the Company entered into a joint venture arrangement with Union Planters Corporation, a bank holding company headquartered in Memphis, Tennessee ("Union Planters"), relating to the development of such system. Pursuant to such arrangement, Affinity Processing Corporation, a majority-owned subsidiary of the Company ("APC"), has granted to Union Planters a non-exclusive, perpetual, royalty-free sublicense to use the call center decisioning system software in North America for an aggregate nonrefundable license fee of $1.8 million.
The arrangement also allows Union Planters to purchase, for its own use, products and services offered by APC to third parties at a fee equal to APC's actual cost of producing such products or providing such services plus 10% of such cost, provided that the only items chargeable to Union Planters in connection with the use of the call center decisioning system will be the actual transaction processing costs and actual costs of installing the call center decisioning system on additional or alternative computer systems that Union Planters may specify from time to time. In no event may such fee exceed the fee at which such products and services are offered by APC to third parties. Pursuant to the arrangement, APC has engaged the Company to assume full operational control of all aspects of the management and administration of APC.

         Union Planters currently owns 24.9% of the outstanding stock of APC, on a fully diluted basis. The Company and Union Planters may not transfer shares of APC stock without first offering to sell such shares first to APC and, to the extent not acquired by APC, then to the other party upon the same terms and conditions of any proposed transfer. Each of the Company and Union Planters also is required to sell its share of APC stock first to APC and, to the extent not acquired by APC, then to the other party at the appraised fair market value of such shares in certain events, including any party's bankruptcy or insolvency and the material breach by any party of the terms of the underlying agreement, if such breach is not cured with 30 days after written notice thereof.

Sales and Marketing.

         The Company has concentrated its sales and marketing resources on participation in well-recognized and widely attended industry trade shows, direct mailing of literature, videos and other materials and regional presentations at which selected financial institutions are offered the opportunity to view a demonstration of an ALM and meet with members of Affinity's management team. The Company has an internal marketing group that coordinates the marketing of the Company and its products nationwide through customer meetings and trade shows and the use of public relations firms and advertising agencies. Additionally, this group has designed marketing support materials for use by Affinity's customers to assist them in educating consumers and creating product awareness.

         The Company has established an in-house demographic and underwriting consulting staff to consult with existing and prospective customers to identify suitable locations for ALMs and refine underwriting models to achieve desired rates of return and risk tolerance. The Company also provides after-sale support to its customers with respect to improving the performance of ALM operations.

         To leverage the Company's direct marketing group and sales force, the Company has entered into strategic alliances with certain vendors that presently service the technology needs of financial institutions and other potential customers of the Company. Such vendors sell products or services that are complementary to the ALM and/or the Decisys/RT system and have established sales organizations which have formed existing relationships with potential customers of the Company. The Company also has recently entered into agreements with certain hardware vendors, under which such vendors will market and sell kiosks that contain and access the software applications developed by the Company in a manner comparable to the Company's ALM. Under such agreements, the vendors will receive a commission for their sales efforts resulting in ALM sales by the Company, and will be able to manufacture and sell their own kiosks, directly interact with customers with respect to ALM design, certification and implementation and receive a portion of the transaction fees generated by ALM usage.

         In addition to the Company's strategic alliance program, the Company intends to enter into nonexclusive distribution agreements with companies that do not qualify as strategic partners but that have existing relationships with potential customers and an established sales organization. Under the arrangement with distributors as currently proposed, the Company intends to be directly involved in ALM design, certification and implementation. Compensation of distributors will be negotiated on a case-by-case basis.
The Company believes that adding strategic partners and distributors is a vital component in its strategy to penetrate target markets and to deploy ALMs. However, no assurances can be given that any strategic partner or distributor will be able to market successfully any ALMs or kiosks that employ the Company's software. See "Business Risks - Undeveloped Distribution Channels."

Competition

         The market for products and services that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the ALM or Decisys/RT will be competitive technologically or otherwise, or that any other products and services developed by the Company will be competitive technologically or otherwise. The ability of the Company to compete in the market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability continually to improve and expand the ALM and Decisys/RT and other products and services the Company may develop to meet changing customer requirements.

         Electronic commerce technologies in general, including the ALM, compete with traditional consumer lending methods, including in-person loan applications at branch offices of financial institutions and cash advances on credit cards, home equity lines of credit and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the ALM and Decisys/RT and of any other electronic commerce products and services the Company may develop to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

         The Company also faces competition from companies engaged in the business of producing automated lending systems and other alternatives to conventional consumer lending, including software and data processing companies and technology and service companies. In particular, the Company is aware of several companies, including Dyad Corporation ("Dyad"), that have developed video and other kiosk technology for the delivery of financial services. In addition, the Company is aware of certain companies that have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services, such as America-On-Line, Inc. ("America-On-Line"), CompuServe, Inc. ("CompuServe") and Prodigy Services Co. ("Prodigy"), to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable
various other home  banking  services,   including   International   Business
Machines  Corporation  ("IBM"),   Microsoft  Corp. ("Microsoft"),  Intuit Inc.
("Intuit"), Meca Software, Inc. ("Meca") and U.S. Order, Inc. ("U.S. Order"). Moreover, IBM and The Chase Manhattan Bank have announced a system for processing automobile loans over the Internet. Further, the Company understands that ULTRADATA Corporation ("ULTRADATA") has developed certain on-line processing systems for the credit union market that may be in direct competition with Affinity's proposed call center decisioning system (see "Business Risks - Competition, Future Price Erosion").

         The Company expects competition to increase in the future from existing and new competitors that produce automated loan systems and other alternatives to traditional consumer lending methods. Such competitors may include actual or potential customers of the Company that may develop competitive technology internally. Most of the Company's current and potential competitors in the market for its products have substantially greater financial, marketing and technical resources than the Company. Accordingly, the Company may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices the Company is able to charge for its products and services, thereby potentially lowering revenues and margins, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business Risks - Rapid Technological Changes" and " - Competition; Future Price Erosion."

Technology

         The Decisys/RT system employs a three-tiered client/server architecture that integrates the consumer interface, application analysis function and multiple data sources together in a seamless operating environment. The Decisys/RT architecture enables true multi-tasking, which permits an expedient loan decision. The Decisys/RT uses standard C++ code and object-oriented programming which permits the decoupling of functional development from system deployment, greatly reducing the time and cost of maintenance. The Company has ensured easy platform portability by using standards as the TCP/IP communications protocol and C++ programming language, while maintaining compatibility with widely accepted third-party database programs and operating systems.

         The Company"s NOC, located in Columbia, South Carolina connects to the various ALMs in service through a private network. The NOC is connected to the network via dedicated 56.6 Kbps line (ungradable to T-1) while the ALMs use dial-up connections. The Company also maintains leased line connections to TRW Inc., Trans Union Corporation, Equifax Inc. and other providers of information for validation of a consumer's identity and loan underwriting. The combination of data-encryption techniques and the closed loop nature of the system provide for a secure environment.

         The Company's operations are dependent on its ability to protect its central computer system against damage from fire, earthquake, power loss, telecommunications failure or similar events. All of the Company's computer equipment constituting its central computer system, including its processing operations, is located at the Company's NOC in Columbia, South Carolina. The Company has adopted a formal disaster recovery plan and has contracted with a major disaster recovery company for back-up, off-site processing systems capable of supporting its Decisys/RT operations in the event of system and other failure.

Intellectual Property

         The Company has applied with the United States Patent and Trademark Office ("PTO") for patents to protect the closed loop lending system utilized by, and the other essential features of, the ALM System. Such applications and all amendments thereto to date have been rejected by the PTO based on prior art. The Company nevertheless intends to continue vigorous prosecution of its applications and, if necessary, appeal the PTO's rejection of such patent applications. "Affinity" and "More Assets, Less Infrastructure" are registered service marks and "Assets3" and "ALM" are registered trademarks of the Company.

         The Company's success and ability to compete is heavily dependent upon its proprietary technology. The Company also relies on trade secret and copyright law and employee, customer and business partner confidentiality agreements to protect its technology. However, the Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. There can be no assurance that the Company will be able to protect its technology from disclosure or that others will not develop technologies that are similar or superior to the Company's technology. See "Business Risks - Limited Protection of Technology."

Research and Development

         The Company's software development activities currently include, among other things, (i) developing new consumer finance applications for the ALM, such as mortgage loans, and (ii) adapting the Company's Decisys/RT technology for use in the consumer insurance industry. The Company's research and development activities include the enhancements of existing products and the development of new products using existing software applications.

         The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's success. During 1996, the Company spent approximately $2,905,232 on research and development activities, or approximately 57.2% of 1996 revenues. The Company anticipates that it will continue to commit substantial resources to research and development activities for the future.

Government Regulation

         The market currently targeted by the Company, the financial services industry, is subject to extensive and complex federal and state regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loans, credit unions, consumer finance companies and other consumer lenders, as well as customers in the insurance industry that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state banking and insurance regulation. Because the Company does not make or guarantee loans, does not receive any interest income or other fees directly from consumers and does not offer, endorse or guarantee any produce or service offered by its financial institution customers, it is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board of other federal or state agencies that regulate financial institutions. Nevertheless, the Company's products and services must be designed to work within the regulatory environment in which its customers operate.

         Federal and state laws and regulations also regulate the lending practices of financial institutions. These laws include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, which prohibits discrimination in lending practices, the Electronic Funds Transfer Act, which regulates electronic funds transfers, the Fair Credit Reports Act, which regulates access to and use of credit records maintained by credit bureaus, and the Community Reinvestment Act, which requires financial institutions to serve the credit needs of the entire community in which they operate, including low and middle income neighborhoods. While these regulations must be taken into account in the design of the Company's products and services, the Company itself is not directly subject to these regulations and the Company's standard ALS Agreement with its customers provides that the customer will be responsible for compliance with these laws.

         Some consumer groups have expressed concern regarding the privacy and security of ALMs and whether electronic lending is a desirable technological development in light of the current level of consumer debt. While the Company believes these concerns are unfounded, it is possible that consumer groups or others could take actions to cause one or more states eventually to promulgate specific regulations applicable to the deployment and operation of ALMs. The Company cannot predict, however, when such regulations might be implemented, if ever, or the effects of any such regulation on the Company's business, operating results or financial condition. See "Business Risks - Government Regulation and Uncertainties of Future Regulation."

Employees

         At December 31, 1996 the Company employed approximately 133 full-time employees and 2 part-time employees. The Company has no collective bargaining agreements and believes its relationship with its employees is good.

Backlog

         At March 31, 1997, the Company had contracts for 35 ALMs and a for the development of a call center decisioning system that will result in revenues of approximately $1.3 million. At April 3, 1996, the Company had contracts for 58 ALMs that resulted in revenues of approximately $2.1 million.

Business Risks

         In addition to the other information in this report, readers should carefully consider the following important factors, among others, that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

Limited Operating History; Significant Losses; Accumulated Deficit;
Future Losses

         The Company was incorporated in January of 1994 and placed its first product, the ALM, in service in January 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 1996 of $12,706,195, with operating losses of $705,971 for the period from inception (January 12, 1994) through December 31, 1994, and $2,308,029 and $9,692,195 for the years ended December 31, 1995 and 1996, respectively. The Company expects to incur substantial additional costs to complete its products and services in development, to enhance and market the ALM and Decisys/RT and to complete any new products and services that may be developed by the Company. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

         The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly technology based companies operating in unproven markets with unproven products. To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, establish effective distribution channels, effectively manage any growth that may occur and continue to upgrade its technologies and successfully commercialize products and services incorporating such technologies.

Potential for Fluctuation in Quarterly Results

         Because the Company has a limited operating history, management has very little data upon which to base estimated operating revenues and expenses. In addition, while there can be no assurance that the Company will achieve, or will achieve in a timely fashion its revenue objectives, the Company has rapidly expanded its technology, installation, sales and marketing and other resources in order to support its growth objectives. The levels of these expenditures, which are to a large extent fixed, are based in part on the Company's goals as to its future revenues. The Company's revenues will be affected by many factors, including demand for the Company's technology and demand for any additional products or services developed by the Company, introduction and enhancement of products by the Company and its competitors, market acceptance of such technology in existence or developed in the future, mix of distribution channels through which products are sold and general economic conditions (particularly those conditions affecting financial services supply and demand). Further, the Company's current customer base is highly concentrated and such concentration may have a significant effect on revenues due to the uncertainty of new and additional sales of the Company's technology. See "- Lack of Product Diversification; Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending." Any significant shortfall in demand for the Company's technology in relation to the Company's expectations, or the occurrence of any other factor which causes revenues to fall short of the Company's expectations, would have an immediate material adverse effect on the Companys business, operating results and financial condition.

         The uncertainty regarding the extent and timing of any revenue growth coupled with the Company's substantial operating expenses (many of which the Company is unable to adjust in a timely manner) means that the Company will likely experience substantial quarterly fluctuations in its operating results. In addition, the Company will continue to commit significant resources to further fund research and development and increase its sales and marketing operations, develop new distribution channels and broaden its customer support capabilities. To the extent these expenses are not preceded or followed by substantially increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

         In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases," the Company treats certain of its leases for which the present value of future minimum lease payments exceeds 90% of the cost of the related ALM as sales-type leases and all other leases are treated as operating leases. For sales-type leases, the Company recognizes as revenue, generally upon ALM installation, the present value of the aggregate future minimum lease payments to be received during the term of the related rental agreement using the Company's incremental borrowing rate for lease-secured transactions as the discount rate. For operating leases, the Company recognizes lease payments as revenue ratably over the term of the applicable agreement. A default by any significant customer of its obligation to make lease payments or a termination of an ALM agreement could have an adverse effect on the Company's quarterly revenues and operating results, particularly with regard to ALMs that are leased under agreements treated as sales-type leases.

         As a result of all the foregoing factors and other factors discussed under "Business Risks," the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, it is likely that in some future quarter the Company's operating results will be below the expectation of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

Unproven Market, Unproven Acceptance of the Company's Products and Services

         The market for products and services that enable electronic commerce is new, developing and uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's future growth and financial performance will depend upon consumer acceptance of electronic commerce as an attractive means of conducting certain consumer financial transactions and also upon institutional acceptance of the Company's products as a preferred means for serving consumers. Such institutional acceptance will in part depend on continued and growing use of relatively new quantitative credit scoring methodologies that are amenable to automation. If the electronic commerce market fails to grow or grows more slowly than anticipated, or if lenders reduce their use of quantitative credit scoring tools, the Company's business, operating results and financial condition would be materially adversely affected. Furthermore, even if this market does experience substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth. Failure of either the providers of consumer financial services or the consumers of such services to quickly accept electronic commerce distribution channels in general, and the Company's electronic commerce enabling technologies in particular, or the inability of the Company's products and services to satisfy its customers' or consumers' expectations, would have a materially adverse effect on the Company's business, operating results and financial condition.

         Because the market for the Company's products and services is new, evolving and uncertain, it is difficult to determine the size and predict the future growth rate, if any, of this market. The market for the Company's primary product, the ALM, and its planned products and services may never be developed, or may develop at a slower pace than expected, or such products and services may not be adopted by participants in this market or may be adopted by only a limited number of participants. If the market fails to develop of develops more slowly than expected, or if the Company's products and services do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

         While additional ALM orders have been received from certain existing customers, none of the Company's ALM customers has, to the Company's knowledge, made any determination with respect to making ALMs a component of its long-term retail delivery strategy. Accordingly, there can be no assurance when or if any additional orders will be forthcoming. Further, even if the Company does succeed in generating substantial additional orders from existing customers, uncertainty as to the timing and implementation of any such orders adds to the unpredictability if the Company's quarterly operating results.

         As of March 31, 1997, there were 164 ALMs deployed or accepted and awaiting deployment. Agreements with one customer covering 50 ALMs provide that if, after two years in service, an ALM covered by such agreement does not meet certain financial performance criteria, the customer may terminate the agreement with respect to such ALM subject to payment of a fee based on the number of months remaining under the contract. Further, agreements with one customer covering eight ALMs in service provide that if such ALMs do not achieve loan volumes averaging one loan per day over a one month period in the second quarter of 1997, the customer may terminate the agreement with respect to such ALMs. Such performance criteria are substantially greater than average performance results of ALMs currently deployed by such customer. Further, agreements with one customer covering 30 ALMs deployed or awaiting deployment provide for the waiver of the monthly rental fee for any month during which such ALMs do not process a certain volume of loans, which volume of loans is substantially greater than the volume of loans processed by ALMs currently deployed by such customer.

Lengthy Sales Cycle

         The Company has to date experienced a lengthy sales cycle for the ALM. In most cases, the time between initial customer order contact and the execution of a final contract has exceeded six months. While the Company believes that the length of the sales cycle will compress over time if the ALM gains acceptance in the marketplace, there can be no assurance such compression will take place in the future.

Early Stage Products and Services

         The ALM and the Company's planned products and services are in the early stages of development and are subject to the risks inherent in the development and marketing of new products including the development of unforeseen design or engineering problems with the Company's products and applications. There can be no assurance that these or other risks associated with new product development will not occur. The occurrence of one or more of these risks could have a material adverse effect on the Company's business, operating results and financial condition.

Rapid Technological Changes

         The market for products and services that enable electronic commerce is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the ALM or the Decisys/RT system will be competitive technologically or otherwise or that any other products and services developed by the Company will be competitive technologically or otherwise. The ability of the Company to compete in this market will depend upon, among other things broad acceptance of the Company's products and services and on the Company's ability continually to improve the ALM and the Decisys/RT system and other products and services the Company may develop to meet changing customer requirements. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to the market new and enhanced ervices and products in a timely manner; that such products, services and technologies will be commercially successful; that the Company will benefit from such development; or that products, services and technologies developed by others will not render the Company's products, services and technologies noncompetitive or obsolete. If the Company is unable to penetrate new markets in a timely manner in response to changing market conditions or customer requirements or if new or enhanced products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected.

Competition, Future Price Erosion

         Electronic commerce technologies in general, including the ALM, compete with traditional consumer lending methods, including in-person loan applications at branch offices of financial institutions and cash advances on credit cards and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the ALM and of any other electronic commerce products and services the Company may develop to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

         The Company also faces competition from companies engaged in the business of producing automated lending systems and other alternatives to conventional consumer lending, including software and data processing companies and technology and service companies. In particular, the Company is aware of several companies, including Dyad, that have developed video and other kiosk technology for the delivery of financial services. In addition, the Company is aware of certain companies that have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services, such as America-On-Line, CompuServe and Prodigy to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services, including IBM, Microsoft, Intuit, Meca and U.S. Order. Moreover, IBM and The Chase Manhattan Bank have announced a system for processing automobile loans over the Internet. Further, the Company understands that ULTRADATA has developed certain on-line processing systems for the credit union market that may be in direct competition with Affinity's proposed call center decisioning system product. See "Business - Products and Services."

         The Company expects competition to increase in the future from existing and new competitors that produce automated loan systems and other alternatives to traditional consumer lending methods. Such competitors may include actual or potential customers of the Company that may develop competitive technology internally. Most of the Company's current and potential competitors in the market for its products and services have substantially greater financial, marketing and technical resources than the Company. Accordingly, the Company may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices that Company is able to charge for its products and services thereby potentially lowering revenues and margins, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business - Competition."

Lack of Product Diversification; Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

         For the year ended December 31, 1996 the Company derived substantially all of its recurring revenues from its ALM operations, excluding certain revenues that were recognized in 1996 from the licensing of its call center decisioning system software. Further a substantial portion of the Company's revenues in the future are expected to be derived from fees associated with the ALM. Accordingly, the Company will be heavily dependent on market acceptance of the ALM and, in particular, its acceptance as a vehicle for executing transactions historically executed through traditional distribution channels. The failure of the Company to generate demand for the ALM or the occurrence of any significant technological problems with the ALM would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's business is currently concentrated on the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in that industry. For example, a decrease in consumer lending could result in smaller overall market for the Company's products and services. Furthermore, U.S. banks are continuing to consolidate, decreasing the overall potential number of buyers for the Company's products and services. Moreover, two customers accounted for approximately 58% of the Company's revenue in 1996. The Company expects that its operating revenues will continue to be attributable to a relatively small number of customers. See "--Unproven Market, Unproven Acceptance of the Company's Products and Services." These factors as well as others affecting the consumer lending industry could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's business currently depends upon the volume of consumer loans made through ALMs. Historically, demand for consumer loans has been cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans or the willingness of financial institutions to provide funds for such loans, such as changes in interest rates and the overall consumer indebtedness level, could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Protection of Technology

         The Company is heavily dependent upon its technology, but holds no patents with respect to such technology. The Company has applied with the PTO for patents to protect the closed loop lending system utilized by, and the other essential features of, the ALM System. Such applications and all amendments thereto to date have been rejected by the PTO based on prior art. The Company nevertheless intends to continue vigorous prosecution of its applications and, if necessary, appeal the PTO's rejection of such patent applications.

         The Company regards certain of its technology as critical to its business and attempts to protect such technology under copyright and trade secret laws and through the use of employee, customer and business partner confidentiality agreements. Such measures, however, afford only limited protection, and the Company may not be able to maintain the confidentiality of its technology.

         As result of the foregoing factors, existing and potential competitors may be able to develop products and services that are competitive with or superior to the Company's products and services, and such competition could have a material adverse effect on the Company's business, operating results and financial condition. See "Business- Intellectual Property."

New Management; Management of Growth

         The Company's rapid growth has placed and may continue to place, a significant strain on the Company's managerial, operational and financial resources. As of December 31, 1996, the Company had grown to 135 employees from 55 employees at December 31, 1995 and six employees at December 31, 1994. The inability of management and recently hired employees of the Company to adjust quickly to, and perform as expected in, their respective roles within the Company could have a material adverse effect on the Company's business, operating results and financial condition.

         To manage growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company also will be required to manage multiple relationships with various customers, business partners and other third parties. Moreover, the Company has incurred significant expenses associated with its rapid growth and may incur additional unexpected costs relating to its anticipated expansion. The Company's systems, procedures or controls may not be adequate to support the Company's operations and Company management may not be able to achieve the rapid expansion necessary to exploit potential market opportunities for the Company's products and services. The Company's future operating results may also depend on its ability to expand its sales and marketing and research and development organizations, implement and manage new distribution channels to penetrate markets and expand its support organization. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

Risk of Fraud in Consumer Lending

         Consumer credit transactions, such as those processed by the ALM, involve the risk of consumer fraud. The customer operating the ALM is responsible for the selection and use of the loan origination and underwriting parameters incorporated in the software supporting the ALM. In addition, pursuant to the Company's standard ALS agreement, the Company disclaims
(i) the responsibility for the collection of any payments due from loan applicants and (ii) liability or responsibility to customers or others with respect to liability caused or alleged to be caused directly or indirectly by an ALM. The Company is unaware of any significant instances of fraud in connection with the funding of loans through the use of its ALM. However, the rate of fraudulent activity could increase, especially if the number of transactions processed by ALMs increase. Moreover, in light of the limited operating experience of the Company, there can be no assurance that the

Company's experience with respect to fraud to date is indicative of future performance for the ALM or any other product or service that the Company may develop. While the Company shifts the risk of collection in any given transaction to its customers under the terms of the ALS agreement, the Company may nevertheless be held responsible for losses associated with fraudulent transactions if such transactions are attributable to the Company's malfeasance. The Company has not attempted to procure insurance to cover losses it may incur in connection with such fraud and does not know whether such insurance is available. Furthermore, even if the Company is not directly liable or contractually liable for fraudulent transactions processed by its ALMs, an increase in fraud to levels greater than those experienced in traditional and other emerging consumer credit processing systems would likely have a material and adverse impact on the ability of the Company to attract and retain financial institution customers and thus on the Company's business, operating results and financial condition. In addition, the Company may not be able to control adequately the occurrence of fraud in the future or may only be able to do so at considerable cost, either of which would materially and adversely affect the Company's business, operating results and financial condition.

Risk of Third-Party Network Failure

         The ALM relies on third parties for certain fraud detection systems and for obtaining credit information about loan applicants. Additionally, the Company uses an Affinity-dedicated private data network provided by a third party to gain access to the networks maintained by such third parties. Prolonged or repeated failure of (i) a network that provides access to information necessary to complete a loan transaction through the Company's ALMs or (ii) the Company's network access provider to provide access to such networks or to ALMs in service would materially and adversely affect the Company's business, operating results and financial condition.

Dependence on Third Parties

         The expected rapid growth of the market for products that enable electronic commerce, together with the number and resources of competitors seeking to serve that market and the limited resources of the Company, make the success of the Company and its business dependent on, among other things, its ability to identify and reach agreements and work successfully with third parties. In particular, the Company expects to rely on third parties in connection with its customer relationships, the "Second Look" program, strategic alliance arrangements (see "- Undeveloped Distribution Channels"), assembly of products and other areas. There can be no assurance that the Company will be successful in identifying such third parties, that it will be able to reach suitable agreements with such third parties or that it will be able to successfully implement any such agreements that are or have been reached. Failure by the Company to accomplish any of the above could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's success will depend particularly on the ability of customers and third parties to market successfully the Company's products and services. For example, the ability of the Company to realize recurring revenues from transactions will be dependent on the success of its customers in generating consumer demand for transactions using the Company's products and services. Failure of ALM customers to generate and sustain consumer demand for the ALM and other products and services that may be developed by the Company would have a material adverse effect on the Company's business, operating results and financial condition. Although the Company views its proposed strategic and other alliances with third parties as an important factor in the development and commercialization of its products and services, there can be no assurance that such third parties will view their alliances with the Company as significant for their own businesses or that they will not reassess their commitment to the Company at a time in the future. Currently, the Company's agreements with ALM customers do not require them to meet minimum performance requirements. Instead, the Company relies on the voluntary efforts of such customers to promote consumer acceptance and use of ALMs. The Company's ability to maintain relationships with its customers and third parties will depend, in part, on its ability to successfully enhance products and services and develop new products and services. The Company's inability to meet such requirements could result in its customers and third parties seeking alternative providers of the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition.

Undeveloped Distribution Channels

         The Company currently sells its products and services directly through its own sales force, marketing agreements with strategic partners and distribution agreements with other entities. For the Company to emerge from its initial stages of development and achieve broad distribution of the ALM or any other products or services it may develop, it must implement effective marketing and distribution arrangements with third parties. The inability of the Company to enter into favorable arrangements with strategic partners and other entities could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company will incur significant costs and expend substantial time to train and educate strategic partners about the Company's products and services. If the Company is unable to successfully and efficiently train and educate strategic partners or other third parties, the Company may not achieve, or achieve in a timely fashion, broad distribution of its products and services. To the extent broad distribution of the Company's products and services is not achieved, there would be a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Employees

         The Company is highly dependent on certain key executive officers and technical employees. Given the Company's early stage of development, the Company is also dependent on its ability to recruit, retain and motivate high quality personnel. Competition for such personnel is intense, and the inability to attract and retain qualified employees or the loss of current key employees could materially and adversely affect the Company's business, operating results and financial condition. Additionally, the Company does not maintain "key man" insurance policies on any of its employees other than Jeff A. Norris, its President and Chief Executive Officer (which policy provides coverage of only $1.5 million), nor does the Company intend to secure such insurance. The loss of the services of any of the Company's executive officers could have a material adverse effect upon the Company's business, operating results and financial condition.

Shares Eligible for Future Sale; Possible Adverse Effect on Market Price

         Sales of substantial amounts of Common Stock in the public market or the prospect of such sales could adversely affect the market price for the Company's Common Stock and the ability of the Company to raise equity capital in the future. As of March 17, 1997, the Company had outstanding an aggregate of 28,150,603 shares of Common Stock. Of such shares, an aggregate of approximately 5,636,092 shares of Common Stock represent shares sold by the Company in its initial public offering, shares issued by the Company under stock option plans that have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and shares that have been sold in the public market by holders of "restricted securities," as that term is defined by Rule 144 under the Securities Act, and are freely tradeble without restriction or further registration under the Securities Act (except for any of such shares held by "affiliates," as that term is defined in Rule 144 under the Securities Act ("Affiliates")). Of the remaining shares of Common Stock, the Company believes that 19,436,104 shares (the "Affiliate Shares") are held by Affiliates and 3,078,407 shares (the "Nonaffiliate Shares) are held by nonaffiliates of the Company. All of such shares of Common Stock are "restricted securities" as that term is defined in Rule 144 under the Securities Act ("Restricted Shares"). The Company believes that 17,569,020 Affiliate Shares and 466,179 Nonaffiliate Shares are currently eligible for sale under Rule 144, and that an additional 1,867,084 Affiliate Shares and 2,589.526 Nonaffiliate Shares will become eligible for sale under Rule 144 on April 29, 1997 when the recent amendments to Rule 144 (which, among other things, reduce the holding period for restricted securities) become effective. Certain stockholders of the Company have the right to cause the Company to register their Restricted Shares under the Securities Act. In addition, as of December 31, 1996, the Company had outstanding options granted under stock option plans exercisable into an aggregate of 446,000 shares of Common Stock with a weighted average exercise price of approximately $0.58 per share and there were warrants exercisable into an aggregate of 5,902,560 shares of Common Stock at a weighted average exercise price of approximately $0.006 per share. The issuance of shares of capital stock to address liquidity needs of the Company or for other business purposes could also adversely affect the market price of the Company's Common Stock.

Volatility of Stock Price and Risk of Litigation

         The Company's Common Stock price has been extremely volatile and has experienced substantial and sudden fluctuation, particularly as a result of announcements by the Company and its competitors, changes in financial estimates by securities analysts and announcements with respect to the industry generally. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

Control by Principal Stockholders

         The  directors  and  executive   officers  of  the  Company
collectively beneficially  own approximately  55.2% of the Common Stock and Jeff
A. Norris, the Company's President and Chief Executive Officer, individually beneficially owns 37.7% of the Common Stock of the Company. As a result, these persons will be able to exercise control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and could have an adverse effect on the market price of the Common Stock.

Government Regulation and Uncertainties of Future Regulation

         The market currently targeted by the Company, the financial services industry, is subject to extensive and complex federal and state regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loans, credit unions, consumer finance companies and other consumer lenders, as well as customers in the insurance industry that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state banking and insurance regulation. Because the Company does not make or guarantee loans, does not receive any interest income or other fees directly from consumers and does not offer, endorse or guarantee any product or service offered by its financial institution customers, it is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board of other federal or state agencies that regulate financial institutions. Nevertheless, the Company's products and services must be designed to work within the regulatory environmental in which its customers operates.

         While the Company is not itself directly subject to this regulation, the Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Community Reinvestment Act, and restrictions on the establishment, number and location of branch offices and remote electronic banking facilities such as automated teller machines. Because many of these regulations were promulgated before the development of products that enable electronic commerce (such as the ALM), the application of such regulations to any products and services developed by the Company must be determined on a case-by-case basis. Affinity has not attempted to review the laws of each state that might be applicable to the deployment of ALMs. It is possible that other states may have or will in the future adopt specific regulations applicable to the deployment and operation of ALMs. Furthermore, some consumer groups have expressed concern regarding the privacy and security of ALMs, the use of automated credit scoring tools in underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt. It is possible that consumer groups or others could take actions to cause one or more states eventually to promulgate specific regulations applicable to the deployment and operation of ALMS. Regulations currently existing or promulgated in the future that significantly restrict the ability of a financial institution to install ALMs at multiple locations outside branch offices or otherwise adversely affect the use of ALMs or any other products or services the Company may develop could have a material adverse effect on the Company's business, operating results and financial condition.

Anti-Takeover Provisions

         Certain provisions of Delaware law and the Company's Certificate of Incorporation and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. These provisions of Delaware law and the Company's Certificate of Incorporation and by-laws may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow the Company to issue Preferred Stock with rights senior to those of the Common Stock and other rights that could adversely affect the interest of holders of Common Stock without any further vote or action by the stockholders. The issuance of Preferred Stock, for example, could decrease the amount of earnings or assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock, as well as having the anti-takeover effects discussed above.

Item 2.  Properties

         The Company's principal executive offices are located at 1201 Main Street in Columbia, South Carolina. Such office space encompasses approximately 33,000 square feet and is currently under lease which expires in the year 2001. The Company's primary assembly and quality assurance facilities are located at 2500 Leaphart Road in West Columbia, South Carolina, which encompasses approximately 19,000 square feet and is currently under lease which expires in the year 2001. The Company also sub-leases approximately 1,000 square feet of sales office space in New York, New York from Columbia Financial Partners, L.P., an affiliate of Alan H. Fishman, who is Chairman of the Board and a director of the Company.

Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

                      Executive Officers of the Registrant

Name                            Age       Position with the Company
Jeff A. Norris                  36        President and Chief Executive Officer
                                              and Director
Joseph A. Boyle                 43        Senior Vice President and Chief
                                              Financial Officer
John D. Rogers                  53        Senior Vice President - Operations
Terrance J. Sabol, Sr.          51        Senior Vice President - Technology

Jeff A. Norris, founder of the Company, has served as the Company's Chief Executive Officer and as a director since March 1994 and served as Chairman of the Board from March 1994 to April 1996 and as Treasurer from March 1994 to February 1996. Mr. Norris held the position of President from March 1994 to May 1994 and reassumed that position in October 1995. Prior to founding the Company, Mr. Norris was employed as a salesman by Digital Equipment Corporation for nine years.

Joseph A. Boyle became Senior Vice President and Chief Financial Officer of the Company in September 1996. Mr. Boyle is a Certified Public Accountant. Prior to joining the Company, Mr. Boyle served as Price Waterhouse
LLP engagement partner for all of its Kansas City, Missouri financial services clients and as a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse LLP from September 1982 to August 1996.

John D. Rogers became Senior Vice President of Sales of Affinity in January 1997. Mr. Rogers has served as President of Affinity Processing Corporation, a majority owned subsidiary of the Company, since May 1996. Prior to joining the Company, Mr. Rogers served as Executive Vice President of the Information Services Group of BISYS Group, Inc., from 1989-1996.

Terrance J. Sabol, Sr., Senior Vice President of Technology, joined Affinity in October 1995. From July 1990 to October 1995, he served as
Products Manager for Policy Management Systems Corporation, a Columbia, South Carolina company that provides and supports computer systems for insurance companies.

Part II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

         The Company's common stock is traded on The Nasdaq National Market under the symbol "AFFI." The following table presents the high and low sales prices of the Company's common stock for the periods indicated during 1996, as reported by the Nasdaq National Market. The Company completed its initial public offering in the second quarter of 1996 at a price of $13.00 per share. As of February 28, 1997, there were 158 stockholders of record of the common stock.

                                                        Sales Price Per Share
                                                        High             Low
    April 25, 1996 to June 30, 1996                     $24.25           $7.63
    Third Quarter                                        14.25            6.00
    Fourth Quarter                                       10.75            6.25

The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

     The following table presents summary financial data for the periods indicated. The following financial data should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and Notes thereto and other information included elsewhere in this report.

                                                                 Period from
                                                                  inception
                                        Year ended            (January 12, 1994)
                                        December 31,                  to
                                 1996               1995       December 31, 1994
Statements of Operations Data:
 Revenues                   $ 5,081,818         $ 1,524,911  $                -
 Costs and expenses:
  Cost of revenues            3,088,321           1,101,330                   -
  Research and development    2,905,232             368,452             264,600
  Selling, general and
   administrative expenses   10,819,381           2,305,653             428,896
                           ----------------------------------------------------
 Total costs and expenses    16,812,934           3,775,435             693,496
                           -----------------------------------------------------
  Operating loss            (11,731,116)         (2,250,524)           (693,496)
  Interest income             2,099,004              48,476                   -
  Interest expense              (60,083)           (105,981)            (12,475)
                           -----------------------------------------------------
  Net loss                  $(9,692,195)        $(2,308,029)       $   (705,971)
                           =====================================================
  Net loss per share       $      (0.40)        $     (0.15)       $      (0.08)
                           =====================================================
  Shares used in computing
   net loss per share         24,136,480          15,044,286           9,185,078
                           =====================================================



                                                December 31,
                           -----------------------------------------------------
                                     1996            1995               1994
Balance Sheet Data
   Cash and cash equivalent      $31,563,950     $ 1,235,983      $      29,985
   Working capital (deficit)      43,672,679      (1,134,465)          (431,547)
   Net investment in sales-type leases,
      less current portion         2,386,010          860,295                 -
   Total assets                   56,098,857        4,591,168           338,172
   Notes payable,
     less current portion                  -          222,399           200,000
   Capital lease obligations to related party,
      less current portion            66,245          148,119           199,508
   Capital stock of subsidiary held by
      minority investor              200,000          137,500                 -
   Stockholders' equity (deficit) 52,134,639          617,412          (679,463)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. For the period from inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its Decisys/RTSM technology (formerly known as the "DSS System") and the Affinity Automated Loan Machine ("ALM"), raising capital and recruiting personnel. The Company did not earn any revenues during this period, and the Company does not believe that its operating results during this period can be used to provide meaningful comparisons with its results of operations in subsequent periods.

         The Company's current products and services consist of the ALM and a call center decisioning system which provide financial institutions the ability to originate financial products and services with little or no human intervention. Integral to the capabilities the Company provides to its customers is access to its proprietary Decisys/RT. To date, the principal financial product utilized by customers through the Company's systems has been the ability to originate unsecured consumer loans. The Company's systems also have the ability to originate loans secured by cash collateral, renew existing loans, open demand deposit accounts, cross sell other products and services and make counter offers to applicants who qualify for a larger loan or who are initially unable to qualify for the type of loan requested. All products have the ability to be communicated to the applicant in English and Spanish.
Financial product origination capabilities currently under development include pre-approved personal loans, automobile loans, personal lines of credit, credit card accounts and first and second mortgage loans through the ALM. The Company has continued to develop additional financial product origination capabilities and to improve and enhance the technological capabilities of the ALM, the call center decisioning system and the Decisys/RT system.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of December 31, 1996 of $12,706,195, with operating losses of $9,692,195, $2,308,029 and $705,971 for the years ended December 31, 1996 and 1995 and for the period from inception (January 12, 1994) to December 31, 1994, respectively. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market the ALM and Decisys/RT and to complete any new products and services that may be developed by the Company. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

         The market for the Company's products and services is new, evolving and uncertain and it is difficult to determine the size and predict the future growth rate, if any, of this market. In addition, the market for products and services that enable electronic commerce is highly competitive and is subject to rapid innovation and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market has validated a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position.

Revenue and Expense Recognition

         To date, the Company has derived substantially all of its recurring revenues from ALM lease, set-up and transaction processing fees. The Company's ALM pricing structure is designed to recapture a portion of the Company's costs through set-up and lease fees and to generate over the long term a greater portion of revenues through recurring transaction fees. The Company's ALM lease pricing generally is tiered based on the number of ALMs ordered and operated by each customer. However, the terms of each contract reflect negotiations between the Company and the customer. Depending on whether certain criteria are met, ALM leases may be reported as sales-type leases or operating leases.

         Pursuant to the Company's standard ALM Automated Loan System Agreement (the "ALS Agreement"), (i) the Company (a) grants to the customer a non-exclusive right to use the software supporting the ALM and (b) agrees to provide technical assistance to the customer during the term of such agreement and (ii) the customer agrees to pay an initial set-up fee as well as fees for each loan transaction consummated based on a percentage of the principal amount of the loan. At the time an order is placed by a customer, the Company typically collects a non-refundable set-up fee, which is initially recorded as deferred revenue. Generally, upon installation of an ALM, the Company recognizes as revenue a portion of the set-up fee in an amount approximately equal to the cost of set-up and installation of such ALM, with the remainder of such set-up fee amortized ratably over the term of the ALS Agreement. Additionally, under the ALS Agreement, the Company collects other miscellaneous processing fees that are designed to help the Company recapture a portion of its processing costs. The Company recognizes transaction fees as revenue when earned under the terms of the ALS Agreement.

         The Company generally leases the ALM hardware to its customers under a standard rental agreement that typically is non-cancelable and has a term of 48 months, although certain of the Company's current agreements allow customers to terminate such agreements prior to the end of their term in certain circumstances. In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," the Company treats certain leases as sales-type leases, and other leases are treated as operating leases. For its sales-type leases, under SFAS 13, the Company recognizes as revenue, generally upon ALM installation, the present value of the aggregate future minimum lease payments to be received during the term of the related rental agreement using the Company's estimated incremental borrowing rate for lease-secured transactions as the discount rate. The difference between the aggregate future minimum lease payments and the present value of such lease payments is capitalized as unearned interest income and amortized into revenue over the term of the rental agreement. For operating leases, the Company recognizes lease payments as revenue ratably over the term of the applicable agreement. Significant fluctuations in quarterly revenue and operating results may result depending on whether leases consummated during a period are sales-type or operating leases.

         Prior to May 31,  1995,  the Company  generally  used an agreement that provided for (i) an initial fee, substantially all of which is credited against future licensing fees at a predetermined rate over the term of the agreement, and (ii) monthly or quarterly licensing fees equal to the greater of a minimum amount and a fee calculated based upon the principal amount of loans funded. Such agreements have terms of 12, 24 or 48 months. The Company has recorded the prepaid portion of the initial fee as deferred revenue, which is amortized over the term of the particular agreement. The Company treats such agreements as operating leases. Accordingly, monthly and quarterly fees under such agreements are recognized as revenue over the term of the applicable agreements. The Company depreciates the cost of ALMs leased  under such  agreements  over five years using the  straight-line method. At December 31, 1996, there were 59 ALMs in service under such agreements. The Company believes that revenues attributable to ALMs leased under such agreements in 1996 are substantially less than revenues attributable to ALMs leased under agreements that are treated as sales-type leases primarily due to the fact that agreements in use prior to May 31, 1995 provide that set-up fees will be applied to future ALM fees and do not provide for separate periodic rental payments. The Company does not plan to use this form of agreement in the future.

         The Company accounts for research and development costs as operating costs and expenses such costs in the time period incurred. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software costs incurred in the development of a software application after the technological feasibility of the application has been established. Technological feasibility is established when an application design and a working model of the application have been completed and the completeness of the working model and its consistency with the application design have been confirmed by testing. From the time technological feasibility is established until the time the relevant application is available for general release to customers, software development costs incurred are capitalized at the lower of cost or net realizable value. Thereafter, costs related to the application are again expensed as incurred.
Capitalized software development costs are amortized using the greater of the revenue curve or straight-line method over the estimated economic life of the application. Software costs capitalized include direct labor, other costs directly associated with the development of the related application and an allocation of indirect costs, primarily facility costs and other costs associated with the Company's software development staff. The Company bases such allocation on the percentage of the Company's total labor costs represented by the software development staff labor costs.

Results of Operations

Revenues

         The Company's revenues were $5,081,818 and $1,524,911 for the years ended December 31, 1996 and 1995, respectively. The Company did not earn any revenues from operations during the period from inception (January 12, 1994) through December 31, 1994.

         Sales and rental fees of $2,552,158, non-recurring license revenue of $1,800,000 and set-up and transaction fees of $729,660 accounted for approximately 50.2%, 35.4% and 14.4%, respectively, of the Company's revenues for 1996, whereas sales and rental fees of $1,275,101 and set-up and transaction fees of $198,607 accounted for approximately 83.6% and 13.0%, respectively, of the Company's revenues for 1995. During 1996, the Company consummated sales-type leases for 74 ALMs compared to 30 ALM sales-type leases in 1995. At December 31, 1996 and 1995 there were a total of 164 and 51 ALMs, respectively, under both sales-type and operating leases.

         The Company has experienced disappointing revenue growth, and continues to experience an extremely lengthy sales cycle for the ALM. Average consumer use of ALMs in service and average approval rates for loan applications have been lower than customers' expectations, although certain customers have deployed their ALMs  in  a  manner  that  has  resulted
in   acceptable   loan   approval   rates.   The  Company   believes  the
lower-than-expected loan approval rates are primarily attributable to ALM locations and the use by many of its customers of overly conservative loan scoring models. Further, the Company has experienced delays in the development of certain financial product origination capabilities, and the Company believes that many of its current and potential customers have been reluctant to deploy ALMs that do not offer a broad range of financial product origination capabilities. The Company believes that its future financial performance will depend on, among other factors, a significant improvement in consumer acceptance and use of the ALM, a significant improvement in loan approval rates and timely development and introduction of additional financial product origination capabilities.

         Total ALM sales for 1996 were to 11 customers of which 7 customers represented new relationships. During 1996, Union Planters Corporation ("Union Planters") and Banc One Corporation accounted for 37% and 21%, respectively, of total revenue. The Company does not believe the loss of any one of these customers would have a material adverse effect on the Company's financial condition or results of operations due to the developing nature of the Company's customer base and revenue streams. However, the Company expects that a substantial portion of the Company's operating revenues in the future may continue to be attributable to relatively few customers. Such customer concentration may cause significant fluctuations in the Company's quarterly and annual revenues due to the uncertainty of the timing of new and additional orders for ALMs.

         Non-recurring license fees of $1.8 million during 1996 reflect one-time license fees paid by Union Planters to Affinity Processing Corporation ("APC"), a majority owned subsidiary of the Company, for a perpetual, royalty-free license to use the Company's call center decisioning system (formerly known as "Assets3") in North America. Pursuant to a joint venture arrangement among the Company, APC and Union Planters, all amounts paid by Union Planters to APC as license fees were paid by APC to the Company as license and management fees.

         The Company recently has entered into agreements with certain hardware vendors under which the vendors will market and sell kiosks that will utilize the Company's Decisys/RT technology in a manner comparable to the Company's ALMs. As a result of the agreements, the Company contemplates that it may restructure its pricing policies such that there will be no material benefit or detriment to customers with respect to whether such customers acquire the Company's ALM or vendors' kiosks. Additionally, it is the Company's intent to utilize pricing policies with respect to software licenses and other services provided by the Company and utilized by the vendors' customers to produce profit margins for products leased or sold through such vendors comparable to the profit margins realized through the sale or rental of the Company's ALM.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the years ended December 31, 1996 and 1995 were $3,088,321 and $1,101,330, respectively. Cost of revenues primarily reflects (i) set-up costs including the cost of preparing ALMs for installation, (ii) the cost of ALM components and (iii) salaries and overhead allocated to cost of revenues. Approximately $1,353,334 or 43.8% of the Company's cost of revenues for 1996 was attributable to the cost of materials used in the assembly of ALMs, compared to $698,604 or 63.4% during 1995. The cost of ALM hardware sold under capital leases, depreciation expense for hardware leased to customers under operating leases and other direct and indirect costs associated with sales and rental revenues totaled $2,426,476 and $891,040 for the years ended December 31, 1996 and 1995, respectively. Labor and other direct and indirect costs associated with initial set-up, transactions and other revenue totaled $517,911 and $210,290 for the years ended December 31, 1996 and 1995, respectively. Direct and indirect costs associated with license revenue consisted primarily of allocated salaries and overhead and totaled $143,934 in 1996.

        The cost of designing, assembling and installing individual ALMs fluctuated significantly during 1995. Prior to September 1995, the Company incurred significant costs in customizing ALM designs for customers. Since that time, the Company has standardized the base operating system and redesigned the cabinet structure, graphics and component installation to reduce the cost, assembly time and ALM size. Further, during 1996 the Company outsourced certain aspects of ALM cabinet construction, hardware assembly and delivery to reduce costs.

Research and Development.

         Research and development expenses for the year ended December 31, 1996 were $2,905,232, compared to $368,452 and $264,600 for the year ended December 31, 1995 and the period ended December 31, 1994, respectively. The increase in research and development expenses is primarily attributable to the Company's enhancement of its Decisys/RT technology and its financial product origination capabilities. During 1996, the Company capitalized $214,820 of software development costs related primarily to the development of certain loan applications. During 1995, the Company capitalized $216,587 of software development costs related to the ALM. The Company did not capitalize any software development costs during 1994. Capitalized software development costs are being amortized over 48 months. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

Selling, General and Administrative Expenses.

         Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1996 were $10,819,381, compared to $2,305,653 and $428,896 for the year ended December 31, 1995 and the period ended December 31, 1994, respectively. SG&A expenses during 1996 consisted primarily of personnel costs of $5,375,856 not included in cost of sales; professional fees of $2,290,017 consisting primarily of legal, accounting, recruiting and relocation fees; advertising and marketing costs of $1,661,508; deferred compensation expense amortization of $1,028,489; and travel costs of $791,693. SG&A expenses during 1995 consisted primarily of personnel costs of $585,421 not included in cost of sales; professional fees of $372,076 consisting principally of legal fees associated with capital financings, the Company's patent applications and general corporate matters; deferred compensation expense amortization of $524,248; and travel costs of $114,823. SG&A expenses during 1994 consisted primarily of personnel costs of $179,242, professional fees of $59,357 and travel costs of $23,653.

Interest Income

         Interest income of $2,099,004 during 1996 primarily reflects interest income attributable to the short term investment of the proceeds from the Company's initial public offering in May 1996. Interest income also reflects the amortization of deferred interest income attributable to ALM sales-type leases. Interest income of $48,476 for the year ended December 31, 1995 reflects the amortization of deferred interest income attributable to ALM sales-type leases. The Company recognized no interest income during the period ended December 31, 1994.

Interest Expense

         Interest expense for the year ended December 31, 1996 was $60,081, compared to $105,981 and $12,475 for the year ended December 31, 1995 and the period ended December 31, 1994, respectively. The decrease of $45,900 in 1996 is due primarily to the re-payment of outstanding debt with the use of proceeds from the Company's initial public offering.

Income Taxes

         The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 1996 and 1995, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         The Company has generated operating losses of $12,706,195 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and, prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,091,805. Net cash used in 1996 to fund operations was $12,726,521. During 1996, net proceeds from the offering and other sources of cash were used to fund current year operations, to repay $1,775,416 in notes payable and to fund capital expenditures of $5,558,806. At December 31, 1996, cash and cash equivalents were $42,147,947 and working capital was $43,672,679.

         The Company has entered into a revolving line of credit with a lender providing for a maximum borrowing amount of up to $2,000,000 (the "Line of Credit") which expires in May 1997. The Company had no outstanding borrowings under the Line of Credit as of December 31, 1996.

         The Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during 1997. During 1997, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund research and development, marketing efforts designed to promote consumer awareness and use of its products and services and capital expenditures. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future.
If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have material adverse effect on the Company's business, operating results and financial condition.

Item 8.  Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements are set forth below:

                         Report of Independent Auditors






Board of Directors and Stockholders
Affinity Technology Group, Inc.


We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from inception (January 12, 1994) to December 31, 1994. These financial
statements  are  the  responsibility  of  the  Company's  management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Technology Group, Inc. and subsidiaries at December 31, 1996 and
1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from inception (January 12, 1994) to December 31, 1994 in conformity with generally accepted accounting principles.



                                                          /s/ Ernst & Young LLP
Greenville, South Carolina
February 12, 1997

                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                      December 31,
                                             1996                     1995
                              --------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents         $      31,563,950       $       1,235,983
   Investments                              10,583,997                       -
   Accounts receivable, less
    allowance for doubtful accounts of
    $198,987 and $3,667 at December 31,
    1996 and 1995, respectively                812,443                 143,295
   Net investment in sales-type
    leases - current:
     Third parties                             620,270                 182,284
     Related party                             245,110                 115,292
   Inventories                               2,804,978                 366,610
   Other current assets                        336,439                  29,534
                              --------------------------------------------------
Total current assets                        46,967,187               2,072,998
Net investment in sales-
  type leases - non-current:
   Third parties                             2,159,832                 525,227
   Related party                               226,178                 335,068
Property and equipment, net                  6,073,303               1,446,675
Software development costs,
 less accumulated amortization of
 $67,686 and $13,539 at December
 31, 1996 and 1995, respectively               363,721                 203,048
Other assets                                   308,636                   8,152
                              --------------------------------------------------
Total assets                         $      56,098,857       $       4,591,168
                              ==================================================

See accompanying notes.

                                                       December 31,
                                              1996                     1995
                              --------------------------------------------------
Liabilities and
  stockholders' equity
Current liabilities:
   Current portion of notes
    payable to related parties      $               -       $         103,017
   Current portion of capital
    lease obligations to related
    party                                      69,987                 144,402
   Accounts payable                         1,442,662                 686,656
   Accrued expenses                           802,534                 284,132
   Accrued compensation and
    related benefits                          455,405                 222,074
   Deferred license revenue                         -               1,237,500
   Current portion of deferred
    revenue - related party                    81,259                       -
   Current portion of deferred
    revenue - third parties                   442,661                 529,682
                              --------------------------------------------------
Total current liabilities                   3,294,508               3,207,463
Notes payable to related
 parties, less current portion                      -                 222,399
Capital lease obligations to
 related party, less current portion           66,245                 148,119
Deferred revenue - related party               39,805                       -
Deferred revenue - third parties              363,660                 258,275
Capital stock of subsidiary held
 by minority investor                         200,000                 137,500
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock - Series A,
    no par value; authorized none in
    1996 and 23,810 shares in 1995;
    issued and outstanding none in 1996
    and 23,810 shares in 1995                        -                 250,000
   Preferred stock - Series B, no
    par value; authorized none in
    1996 and 42,000 shares in 1995;
    issued and outstanding none
    in 1996 and 29,265 shares in 1995                -               2,732,356
   Common stock, par value $0.0001;
    authorized 60,000,000 shares,
    issued and outstanding 27,879,680
    shares in 1996 and
    16,695,318 shares in 1995                    2,788                   1,670
   Additional paid-in capital               68,777,090               4,237,960
   Deferred compensation                    (3,939,044)             (3,590,574)
   Accumulated deficit                     (12,706,195)             (3,014,000)
                              --------------------------------------------------
Total stockholders' equity                  52,134,639                 617,412
                              --------------------------------------------------
Total liabilities and stockholders'
  equity                                  $ 56,098,857              $ 4,591,168
                               =================================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                                                             Period from
                                                                                                              inception
                                                                                                            (January 12,
                                                                                 Year ended                   1994) to
                                                                                December 31,                 December 31
                                                                           1996               1995              1994
                                                                  --------------------------------------------------------
Revenues:
   Initial set-up, transactions and other                           $        729,660   $        249,810    $             -
   Sales and rental (including $286,413 and  $400,591 from related
     party for 1996 and 1995, respectively)                                2,552,158          1,275,101                  -
   License revenue                                                         1,800,000                  -                  -
                                                                    --------------------------------------------------------
                                                                           5,081,818          1,524,911                  -
Costs and expenses:
   Cost of revenues                                                        3,088,321          1,101,330                  -
   Research and development                                                2,905,232            368,452            264,600
   Selling, general and administrative expenses                           10,819,381          2,305,653            428,896
                                                                    --------------------------------------------------------
Total costs and expenses                                                  16,812,934          3,775,435            693,496
                                                                    --------------------------------------------------------
Operating loss                                                           (11,731,116)        (2,250,524)          (693,496)
Interest income                                                            2,099,004             48,476                  -
Interest expense - third parties                                                   -            (23,325)            (2,810)
Interest expense - related parties                                           (60,083)           (82,656)            (9,665)
                                                                    --------------------------------------------------------
Net loss                                                                  (9,692,195)        (2,308,029)          (705,971)
                                                                    ========================================================
Net loss per share                                                           $(0.40)            $(0.15)            $(0.08)
                                                                    ========================================================
Shares used in computing net loss per share                               24,136,480         15,044,286          9,185,078
                                                                    ========================================================

See accompanying notes.

                               Affinity Technology Group, Inc. and Subsidiaries

                                  Consolidated Statements of Stockholders' Equity

                                  Preferred   Preferred                Additional                                  Total
                                   Stock,       Stock,       Common      Paid-in     Deferred     Accumulated  Stockholders'
                                  Series A     Series B       Stock      Capital   Compensation     Deficit        Equity
                                 ---------------------------------------------------------------------------------------------
Balance at inception (January
12, 1994)                        $       -  $        -   $         - $         - $          -  $           -  $        -
   Issuance of common stock              -           -         1,508           -            -              -       1,508
   Issuance of warrants                  -           -             -      25,000            -              -      25,000
   Net loss                              -           -             -           -            -       (705,971)   (705,971)
                                 ---------------------------------------------------------------------------------------------
Balance at December 31, 1994             -           -         1,508      25,000            -       (705,971)   (679,463)
  Issuance of preferred stock,     250,000           -             -           -            -              -     250,000
    Series A
  Issuance of preferred stock,           -   2,732,356             -           -            -              -   2,732,356
    Series B
  Issuance of common stock               -           -           162      98,138            -              -      98,300
  Deferred compensation related
    to grant of stock options            -           -             -   4,114,822   (4,114,822)             -           -
  Amortization of deferred               -           -             -           -      524,248              -     524,248
    compensation
  Net loss                               -           -             -           -            -     (2,308,029) (2,308,029)
                                 ---------------------------------------------------------------------------------------------
Balance at December 31, 1995       250,000   2,732,356         1,670   4,237,960   (3,590,574)    (3,014,000)    617,412
  Exercise of warrants                   -      45,417             -           -            -              -      45,417
  Conversion of preferred stock   (250,000) (2,777,773)          602   3,027,171                                       -
  Initial public offering                                        506  60,088,010            -              -  60,088,516
    proceeds
  Exercise of stock options              -           -            10      46,990            -              -      47,000
  Deferred compensation related
    to grant of stock options            -           -             -   1,376,959   (1,376,959)             -           -
  Amortization of deferred               -           -             -           -    1,028,489              -   1,028,489
    compensation
  Net loss                               -           -             -           -            -     (9,692,195) (9,692,195)
                                 ---------------------------------------------------------------------------------------------
Balance at December 31, 1996     $       -   $       -     $   2,788 $68,777,090  $(3,939,044)  $(12,706,195)$52,134,639
                                 =============================================================================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                                                                                  Period from
                                                                       Years ended                 inception
                                                                                                (January 12, 1994) to
                                                            December 31,      December 31,        December 31, 1994
                                                                1996              1995                1994
                                                      -----------------------------------------------------------------
Operating activities
Net loss                                                 $ (9,692,195)       $  (2,308,029)       $    (705,971)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                            902,846              145,248                2,609
     Amortization of deferred compensation                  1,028,489              524,248                    -
     Provision for doubtful accounts                          170,000                3,667                    -
     Write-off of patent acquisition costs                          -               22,931                    -
     Inventory valuation allowance                             20,000               46,000                    -
     Deferred revenue                                      (1,098,072)             754,227               33,730
     Deferred license revenue                                       -            1,237,500                    -
     Other                                                     59,243                    -               25,000
     Changes in current assets and liabilities:
       Accounts receivable                                   (746,079)            (146,962)                   -
       Net investment in sales-type leases                 (2,093,519)          (1,157,871)                   -
       Inventories                                         (2,420,946)            (257,317)                   -
       Other current assets                                  (300,428)             (28,232)              (1,302)
       Accounts payable                                       702,449              486,309              200,347
       Accrued expenses                                       508,361              281,313               12,475
       Accrued compensation and related benefits              233,331              187,478               34,596
                                                      -----------------------------------------------------------------
Net cash used in operating activities                     (12,726,520)            (209,490)            (398,516)

Investing activities
Purchases of property and equipment                        (5,558,806)          (1,350,702)             (26,092)
Software development costs                                   (214,820)            (216,587)                   -
Purchases of short-term investments                       (10,583,997)                   -                    -
Other                                                        (349,618)              (5,954)             (25,690)
                                                      -----------------------------------------------------------------
Net cash used in investing activities                     (16,707,241)          (1,573,243)             (51,782)

Financing activities
Proceeds from notes payable to related parties                450,000              769,269              441,574
Proceeds from notes payable to third parties                1,000,000              250,000               50,536
Principal payments on capital leases                         (156,289)             (53,075)             (13,335)
Payments on notes payable to related parties                 (775,416)            (170,427)                   -
Payments on notes payable to third parties                 (1,000,000)            (300,536)                   -
Proceeds from sale of capital stock of subsidiary to
   minority interest                                           62,500              137,500                    -
Exercise of warrants                                           45,417                    -                    -
Exercise of options                                            47,000                    -                    -
Proceeds from issuance of common stock                     60,088,516                1,000                1,508
Proceeds from issuance of preferred stock                           -            2,355,000                    -
                                                      -----------------------------------------------------------------
Net cash provided by financing activities                  59,761,728            2,988,731              480,283
                                                      -----------------------------------------------------------------
Net increase in cash                                       30,327,967            1,205,998               29,985
Cash and cash equivalents at beginning of period            1,235,983               29,985                    -
                                                      -----------------------------------------------------------------
Cash and cash equivalents at end of period               $ 31,563,950        $   1,235,983        $      29,985
                                                      =================================================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996

1.     The Company

Affinity Technology Group, Inc. (the "Company") was incorporated on January 12, 1994. On May 1, 1996, the Company completed a public offering of 4,400,000 shares of $0.0001 par value Common Stock (the "Initial Public Offering"). The Initial Public Offering price was $13 per Common Share resulting in gross offering proceeds of $57,200,000. Proceeds to the Company, net of underwriters' discount and total offering expenses were $52,109,116.

The following transactions occurred simultaneously with the offering:

      The underwriters exercised their over-allotment option to purchase an additional 660,000 shares of Common Stock at $13 per share, resulting in additional net proceeds to the Company of $7,979,400.

      The preferred stock of the Company, consisting of 23,810 shares of Series A Preferred Stock and 32,967 shares Series B Preferred Stock (including 3,702 shares of Series B Preferred Stock issued upon the exercise of outstanding warrants) was automatically converted into an aggregate of 6,018,362 shares of Common Stock.

The Company and its subsidiaries develop and market an electronic commerce technology that enables consumers to conveniently access financial services through a variety of platforms. Since its formation in January 1994, the Company has concentrated its product development efforts primarily on a "closed loop" electronic commerce system that enables financial institutions to automate the processing and consummation of consumer loans at the point of sale. This technology is designed to enable financial institutions to open new distribution channels for their products and services, thereby increasing assets and revenues and broadening customer relationships, while reducing operating and infrastructure costs.

The primary platform currently offered by the Company is the ALM, which permits a consumer to apply for and, if determined to be a suitable credit risk, receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine, the ALM is a fully automated system that utilizes the Company's proprietary Decisys/RT (formerly the Decision Support System) technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. In addition, the ALM can be programmed to process other financial transactions. In January 1995, the Company exited the development stage with the delivery of its first operational ALMs to paying customers. The Company's customers consist primarily of regional and super-regional financial institutions.

                Affinity Technology Group, Inc. and Subsidiaries

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts  of  Affinity
Technology  Group,  Inc.  and  its subsidiaries,   Affinity  Bank  Technology
Corporation,   Affinity  Clearinghouse  Corporation,   Affinity  Credit
Corporation, Affinity Processing Corporation ("APC"), Affinity Consulting Services, Inc. and Affinity Mortgage Technology, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority Investor

An unrelated third party holds 131,510 shares of APC common stock, which was acquired for aggregate consideration of $125,000, and 90,988 shares of APC convertible preferred stock, which was acquired for aggregate consideration of $75,000 ("capital stock of subsidiary held by minority investor" as captioned in the Company's financial statements). These holdings represent a 24.9% minority interest in APC. The preferred stock is convertible on a one-for-one basis into shares of APC common stock.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company markets its ALM product to financial institutions throughout the United States. The Company performs ongoing credit evaluations of customers and retains a security interest in leased equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                Affinity Technology Group, Inc. and Subsidiaries

2.     Summary of Significant Accounting Policies (continued)

Investments

The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, the Company classifies its investments as held to maturity and such investments are reported at amortized cost at December 31, 1996, which approximates fair value. These investments consist of corporate bonds and certificates of deposit with maturities of one year or less.

Inventories

Inventories at December 31, 1996 and 1995 are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) amounted to $848,699, $109,918 and $2,609 during 1996 and 1995 and during the period from inception (January 12, 1994) to December 31, 1994, respectively.

Software Development Costs

Costs incurred in the development of software, which is incorporated as part of the Company's products or sold separately, are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers.

Amortization of capitalized software development costs began in 1995 and totaled $54,147 and $13,539 during 1996 and 1995, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

2.     Summary of Significant Accounting Policies (continued)

Revenue Recognition

Initial set-up and transaction fees - The Company leases ALMs to customers utilizing both sales-type and operating lease arrangements and concurrently enters into a service and processing agreement (the "ALS Agreement") with the customer. Pursuant to the ALS Agreement, the customer pays an initial set-up fee which is initially recognized as deferred revenue. Generally upon installation of an ALM, the Company recognizes as revenue the portion of the initial set-up fee attributable to the related costs of set-up and installation. The remainder of the initial fee is deferred and amortized ratably over the term of the ALS Agreement. Additionally, the Company earns transaction fees. Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees and other revenues represented approximately 4% of total revenue during 1996 and 1995.

Sales and rental - Revenue and costs related to leases of ALM equipment are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (see Note 3). Revenue from sales-type leases is generally recognized when the equipment is installed and accepted by the customer. Operating lease revenue is recognized ratably over the lease term.

Software licensing - The Company recognizes revenue from sales of software licenses upon delivery of the software product to a customer, unless the Company has significant related obligations remaining, such as installation services. When significant obligations remain after the software product has been delivered, revenue is not recognized until such obligations have been completed or are no longer significant. The costs of any remaining insignificant obligations are accrued when the related revenue is recognized.

Deferred revenues - Deferred revenue relates to unearned revenue on ALM leases. Deferred license revenue at December 31, 1995 related to a non-exclusive, perpetual, royalty-free license, to be granted to a financial institution, to use one of the Company's software products, Assets3. (The financial institution is the unaffiliated third party who holds the minority interest in Affinity Processing Corporation - see "Minority Investor" above.) At December 31, 1995, the financial institution had paid the Company $1,237,500 as a license fee for use of an initial version of Assets3 in the United States, which was deferred at December 31, 1995 pending delivery of the product. The Company delivered the product to the financial institution in 1996, and accordingly recognized the deferred revenue in income. In addition, such financial institution has exercised its option to purchase for $562,500 a perpetual royalty-free license to use Assets3 in North America, which option became exercisable upon the Company's enhancement of such system. The Company delivered such enhancement during June 1996 and recorded the additional license fee as revenue upon delivery and acceptance by the financial institution.

                Affinity Technology Group, Inc. and Subsidiaries

2.     Summary of Significant Accounting Policies (continued)

Cost of Revenues

Cost of revenues is comprised of costs associated with initial set-up and transaction fees and sales and rental revenues. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. Labor and other direct costs associated with initial set-up fees totaled $426,848 and $122,404 for the years ended December 31, 1996 and 1995, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled $2,426,476 and $746,820 for the years ended December 31, 1996 and 1995, respectively.

Income Taxes

Deferred income taxes are calculated using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Stock Based Compensation

The Company accounts for stock options in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued at fair value. For stock options granted at exercise prices below the estimated fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options. For performance based stock options, the Company records compensation expense related to these options over the performance period.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The disclosure requirements are effective for fiscal years beginning after December 31, 1995, or upon initial adoption of the statement, if earlier. The Company plans to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

                Affinity Technology Group, Inc. and Subsidiaries

2.     Summary of Significant Accounting Policies (continued)

Advertising Expense

The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $1,662,000, $154,000 and $35,000 during 1996 and 1995 and the period from inception (January 12, 1994) to December 31, 1994, respectively.

3.     Sales-Type and Operating Leases

The following lists the components of the net investment in sales-type leases at December 31:

                                                   1996                   1995
Total minimum lease payments
  receivable                                   $  3,271,650        $  1,432,130
Residual values                                     360,000                   -
                                                  3,631,650           1,432,130
Less unearned interest income                      (380,260)           (274,259)
Net investment in sales-type leases               3,251,390           1,157,871
Net investment is classified as:
   Current                                          865,380             297,576
   Non-current                                    2,386,010             860,295
                                               $  3,251,390          $1,157,871

Future minimum lease payments to be received on sales-type and operating leases at December 31, 1996 are as follows:

                                               Sales Type           Operating
1997                                          $  1,258,800        $    358,800
1998                                             1,376,653             358,800
1999                                               505,765             285,000
2000                                               130,432              32,000
                                              $  3,271,650        $  1,034,600

                Affinity Technology Group, Inc. and Subsidiaries

4.     Inventories

Inventories consist of the following:

                                                        December 31
                                                    1996              1995
                                              ---------------- -----------------
Electronic parts and other components             $1,166,277         $182,680
Work in process                                      213,646          229,930
Finished goods                                     1,445,055                -
                                              ---------------- -----------------
                                                   2,824,978          412,610
Reserve for obsolescence                             (20,000)         (46,000)
                                              ---------------- -----------------
                                                  $2,804,978         $366,610
                                              ================ =================

5.     Property and Equipment

Property and equipment consists of the following:

                                                           December 31
                                                     1996              1995
                                              ---------------- -----------------
ALM equipment leased to
  others under operating leases              $     1,473,569  $       604,704
Data processing equipment                          2,219,525          395,638
Demonstration equipment                              433,727          136,535
Office furniture and fixtures                      1,347,182          358,040
Automobiles                                           72,003           41,670
Purchased software                                 1,469,605           22,615
                                              ---------------- -----------------
                                                   7,015,611        1,559,202
Less accumulated
  depreciation and amortization                     (942,308)        (112,527)
                                              ---------------- -----------------
                                             $     6,073,303  $     1,446,675
                                              ================ =================

Accumulated depreciation of ALM equipment leased to others was $328,433 and $48,216 at December 31, 1996 and 1995, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

6.     Notes Payable to Related Parties

Notes payable to related parties consist of the following:

                                                          December 31
                                                    1996              1995
                                              ---------------- -----------------
Note payable to bank (a stockholder),
 due December 2, 1999, interest at prime
 plus 2% annually, interest payable
 monthly April 1996 through December 1996,
 principal plus interest payable thereafter  $           -        $ 289,269
Note payable to bank (a stockholder), due
 March 7, 1997, interest at 11%, payable in
 monthly installments of $1,864 commencing
 in February 1996                                        -           26,147
Notes payable to stockholders, interest
 at 2% annually, payable on demand                       -           10,000
                                              ---------------- -----------------
                                                         -          325,416
Less current maturities                                  -         (103,017)
                                              ---------------- -----------------
                                               $         -        $ 222,399
                                              ================ =================

Upon completion of the Initial Public Offering in May, 1996, the Company paid off all of its outstanding notes payable.

The Company paid interest totaling $85,287 and $67,377 during 1996 and 1995, respectively. The Company paid no interest during the period from inception (January 12, 1994) to December 31, 1994.

7.     Revolving Line of Credit

In February 1996, the Company entered into an agreement with a lender for a revolving line of credit with a maximum borrowing amount of up to $2,000,000 (the "Line of Credit"). The Line of Credit originally bore interest at a 90-day LIBOR rate plus 250 basis points and was secured by a first priority security interest on the Company's tangible and intangible personal property. The Line of Credit was also initially unconditionally guaranteed by the principal stockholder of the Company (the "Guarantor"). Upon completion of the Company's Initial Public Offering in May 1996, the interest rate was reduced to a 90-day LIBOR rate plus 200 basis points, the Guarantor was released from the personal guaranty and the lender released its lien on the Company's property. The Line of Credit requires, among other things, that the Company maintain certain amounts of net worth which increase over the term of the Line of Credit and certain ratios with regard to total indebtedness to tangible net worth. The Line of Credit expires in May 1997. There were no outstanding borrowings under the Line of Credit at December 31, 1996.

                Affinity Technology Group, Inc. and Subsidiaries

8.     Stockholders' Equity

Convertible Preferred Stock

The preferred stock of the Company, consisting of 23,810 shares of Series A Preferred Stock and 32,967 shares of Series B Preferred Stock (including 3,702 shares of Series B Preferred Stock issued upon the exercise of outstanding warrants) automatically were converted into an aggregate of 6,018,362 shares of common stock on May 1, 1996. Upon conversion, all accrued and unpaid dividends were forfeited.

Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversions rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 1996 there are no shares of Preferred Stock issued or outstanding.

Stock Split

During April 1996, the Company's Board of Directors approved a 106-for-1 common stock split and an increase in the common stock par value to $.0001 effective immediately upon completion of the Initial Public Offering. All common share, option and warrant data have been restated to reflect the split.

                Affinity Technology Group, Inc. and Subsidiaries

8.     Stockholders' Equity (continued)

Stock Option Plans

During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. This plan closed during April 1996.

In April 1996, the Company adopted the 1996 Stock Option and Incentive Plan. Under the terms of both plans, incentive options may be issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term. However, options granted in 1995 to certain officers vest over a shorter period. At December 31, 1996, approximately 5,000 and 441,000 options are exercisable under the 1996 and 1995 Option Plans, respectively.

A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                   Shares              Options Outstanding
                                              ----------------------------------
                                  Available          Number            Price
                                  for Grant         of Shares        Per Share
                            ----------------- ---------------- -----------------
                            ----------------- ---------------- -----------------
1995 Stock Option Plan
Shares reserved                    2,173,000                 -            -
Options granted                   (1,645,120)        1,645,120         $.44
Options canceled/forfeited             5,300            (5,300)           -
                            ----------------- ---------------- -----------------
Balance at December 31, 1995         533,180         1,639,820         $.44
Options granted                     (178,080)          178,080         $.44
Options canceled/forfeited            78,758           (78,758)        $.44
Options exercised                          -          (106,000)        $.44
Plan closed                         (433,858)                -            -
                            ================= ================ =================
Balance at December 31, 1996               -         1,633,142         $.44
                            ================= ================ =================
1996 Stock Option Plan
Shares reserved                    1,900,000                 -            -
Options granted                      (97,500)           97,500       $11.88
                            ================= ================ =================
Balance at December 31, 1996       1,802,500            97,500       $11.88
                            ================= ================ =================

                Affinity Technology Group, Inc. and Subsidiaries

8.       Stockholder's Equity (continued)

The Company has recorded in 1996 and 1995 deferred compensation expense totaling $5,491,781 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. The amount is being amortized over the vesting period of the individual options. The vesting periods for options granted to one of the Company's officers are: (a) 90 days from hire date for a portion of the options and (b) a 48 month period following such 90 day period for the remainder of the options. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 1996 and 1995 totaled $1,028,489 and $524,248, respectively.

During 1994 and June, 1995, in connection with the execution of employment agreements with two executive officers and a consulting agreement with one of the Company's directors, the Company sold 4,155,200 shares of restricted common stock to the officers and directors for nominal consideration. Under the terms of the agreements, up to 764,048 of the shares are subject to repurchase by the Company based on cost at a sliding scale over a 60 month term (resulting in a reduced number of shares subject to repurchase) if the related employment arrangements terminate. Subsequent to December 31, 1996 one of the executive officers terminated his employment and the Company intends to repurchase approximately 200,000 shares in 1997 pursuant to the provisions of the employment agreement.

In September, 1996, 40,000 performance based stock options were awarded in connection with an employment agreement of a key employee. Under the terms of this agreement, these options may lapse if the Company does not meet certain 1997 operating results. If 1997 operating results are met, these options vest over a 60 month period.

The pro forma disclosures as required by SFAS 123 regarding net loss and loss per share are to be stated as if the Company has accounted for its stock options granted subsequent to December 31, 1994 using the fair value method. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions, risk-free interest rates ranging from 5.8% to 6.8% for 1996 and 5.3% to 6.8% for 1995, volatility factor of the expected market price of the Company's common stock of 0.69, and an expected option life ranging from 1 to 5 years.

The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. The Company's employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management's opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

                Affinity Technology Group, Inc. and Subsidiaries

8.       Stockholder's Equity (continued)


For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                           1996                     1995
                                ------------------------ -----------------------
Pro forma net loss                     $(10,662,080)             $(2,279,981)
Pro forma net loss per share               (0.44)                   (0.15)

Stock Warrants

In 1995, the Company formalized an agreement with a related party, resulting from certain financing arrangements preceding the Initial Public Offering, for the issuance of a stock warrant under which the party may purchase up to an aggregate of 6,666,340 shares of Common Stock at a purchase price of approximately $.0001 per share. The party may exercise the warrant in whole or in part at any given time prior to December 31, 2015 only if, after giving effect to such exercise, it beneficially owns less than five percent of the outstanding shares of the Company's Common Stock. The warrant is not transferable without regulatory approval. On December 28, 1995, the party exercised a portion of the warrant and acquired 795,000 shares of Common Stock.

                Affinity Technology Group, Inc. and Subsidiaries

8.     Stockholders' Equity (continued)

Pursuant to an agreement reached in July 1994, the Company issued warrants to purchase certain equity securities as might be determined by a subsequent financing for an aggregate purchase price of $7,500. Pursuant to the terms of the agreements, and in conjunction with the Company's issuance of Series B Preferred Stock in October 1995, the holders of these warrants became entitled to purchase an aggregate of 79 shares of Series B Preferred Stock at the price of $93.366 per share. These warrants were exercised concurrently with the completion of the Initial Public Offering and were automatically converted into 8,374 shares of Common Stock. The warrants had negligible value at the time of issuance.

In September 1995, the Company issued warrants to purchase shares of Common Stock for an aggregate purchase price of $37,500. Pursuant to the terms of the agreements, and in conjunction with the Company's issuance of Series B Preferred Stock in October 1995, the per share exercise price was established at approximately $.88, and accordingly, the warrants represent rights to purchase 42,571 shares of Common Stock. The warrants for 31,220 shares may be exercised, in whole or in part on or before April 27, 1997. The remaining warrant for 11,351 shares of Common Stock expires on October 20,2000. As of December 31, 1996, none of these warrants has been exercised.
The warrants had negligible value at the time of issuance.

The Company agreed, in connection with the issuance of a convertible note in March 1995, to issue a warrant to a director of the Company. In October 1995, the Company issued the warrant to the director for the right to purchase 3,623 shares of Series B Preferred Stock at an exercise price of $10.50 per share. The warrant was exercised concurrently with the completion of the Initial Public Offering in May 1996 and automatically converted into 384,038 shares of common stock. The warrant had negligible value at the time of issuance.

Convertible Notes

During 1995, the Company issued 707,868 shares of Common Stock upon conversion of the $75,000 notes payable to individuals (issued in 1994) plus accrued interest of $5,944. Accordingly, the Company transferred $80,944 to stockholders' equity to record the conversion.

During 1995, the Company issued convertible notes payable for proceeds totaling $640,000. Subsequently in 1995, these notes and the accrued interest thereon were converted by the holders into 136,210 shares of Common Stock and 27,854 shares of Preferred Stock. Accordingly, the Company transferred $649,656 to stockholders' equity to record the conversion.

                Affinity Technology Group, Inc. and Subsidiaries

9.     Leases

Prior to 1996, the Company entered into a number of capital leases for computer equipment to be used in the production of ALMs as well as in the Company's offices, including leases totaling $245,281 in 1995. Future minimum lease payments under these capital leases in effect at December 31, 1996 are as follows:

1997                                                      $    92,744
1998                                                           69,558
                                                       ------------------
Total                                                         162,302
Less amounts representing interest                            (26,070)
                                                       ------------------
Capital lease obligation to related party                 $   136,232
                                                       ==================

The Company has noncancellable operating leases for the rental of its office and ALM assembly operations. Future minimum lease payments under these leases at December 31, 1996 are as follows:

      1997                                                $   510,511
      1998                                                    482,133
      1999                                                    522,501
      2000                                                    522,501
      2001                                                    348,339
                                                        ==================
      Total                                                $2,385,985
                                                        ==================

In 1996 and 1995 and the period from inception (January 12, 1994) to December 31, 1994, the Company incurred rent expense of $445,954, $74,773 and $7,799, respectively.

10.    Income Taxes

As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $11,464,000. The net operating loss carryforwards will begin to expire in 2009 if not utilized.

                Affinity Technology Group, Inc. and Subsidiaries

10.    Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at:

                                                          December 31,
                                                    1996              1995
                                              ---------------- -----------------
Deferred tax assets:
   Net operating loss carryforwards                $4,351,700       $1,080,600
   Other                                              110,500           96,700
                                              ---------------- -----------------
Total deferred tax assets                           4,462,200        1,177,300
                                              ---------------- -----------------
Deferred tax liabilities:
   Capitalized software costs                        (121,200)         (77,000)
   Capital leases                                     (92,500)        (113,600)
   Depreciation                                      (266,000)         (51,900)
   Other                                               (1,700)          (9,200)
                                              ---------------- -----------------
Total deferred tax liabilities                       (481,400)        (251,700)
                                              ---------------- -----------------
                                              ---------------- -----------------
Less:
   Valuation allowance                             (3,980,800)        (925,600)
                                              ---------------- -----------------
Total net deferred taxes                     $              -  $             -
                                              ================ =================


The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 1996 and 1995, based on management's evaluation of the negative evidence under the criteria of SFAS
109. The main component of the available negative evidence were the Company's cumulative pretax losses since inception.

11. Segment Information

The Company conducts its business within one industry segment. To date, all revenues generated have been from transactions with North American customers. Two customers accounted for 58% of revenues in 1996 which individually represented 37% and 21% of revenues, of which $1.8 million or 34% of total revenues, related to the non-exclusive, perpetual, royalty-free license for the call center decisioning system; see Note 2 "Summary of Significant Accounting Policies - Deferred Revenue." Four customers accounted for 83% of revenues in 1995 which individually represented 26%, 26%, 17% and 14% of revenues.

                Affinity Technology Group, Inc. and Subsidiaries

12.     Net Loss Per Share of Common Stock

Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with Accounting Principles Board Opinion No. 15 ("APB 15"). Under this guidance, options, warrants, convertible preferred stock and other potentially dilutive securities are considered as outstanding only if their effect is dilutive.

For periods presented prior to the Company's initial public offering on May 1, 1996 and which were presented in the Company's Registration Statement on Form S-1 filed in connection with the Company's initial public offering of Common Stock, net loss per share amounts were presented in accordance with APB 15 as modified by Staff Accounting Bulletin No. 83 ("SAB 83") of the Securities and Exchange Commission. Under SAB 83, all issuances of the Company's Common Stock options, warrants, convertible preferred stock and other potentially dilutive securities, at prices below the initial public offering price during the twelve month period preceding the offering, were included as Common Stock equivalents as if they had been issued at the Company's inception, regardless of whether the effect was dilutive or anti-dilutive. SAB 83 applies to all periods presented prior to the Company's initial public offering. The net loss per share of Common Stock presented in accordance with APB 15 as modified by SAB 83 is presented supplementary below:

                                                           Period from
                                    Year ended               inception
                                   December 31,         (January 12, 1994)
                                       1995            to December 31, 1994

Net loss per share
   under APB 15 as
   modified by SAB 83               $ (0.09)                  $ (0.04)

Shares used in
   computing net loss
   per share under
   APB 15 as modified
   by SAB 83                        25,660,332               18,051,691

13.    Other Related Party Transactions

The Company has conducted ALM leasing transactions with a bank which holds a warrant to acquire shares of Common Stock of the Company. See Note 8. The Company has installed and otherwise delivered a number of ALMs on behalf of the bank during 1996 and 1995. The Company had a net investment of approximately $470,000 in sales-type leases and trade accounts receivable of approximately $168,000 with the bank as of December 31, 1996. The bank also provided financing for the Company in the form of an unsecured loan preceding the Initial Public Offering and provided lease financing for a small portion of ALM hardware.

                Affinity Technology Group, Inc. and Subsidiaries

14.   Commitments and Contingencies

     The Company is subject to legal actions from time to time which have arisen in the ordinary course of business. Certain claims have also been filed by plaintiffs who claim certain rights, damages or interests incidental to the Company's formation and development. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 20, 1997 under the caption "Board of Directors", which is incorporated by reference herein.

Item 11.  Executive Compensation

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 20, 1997 under the caption "Executive Compensation", which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 20, 1997 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 20, 1997 under the caption "Certain Transactions" which is incorporated by reference herein.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
         i.    Report of Independent Auditors
         ii.   Consolidated Balance Sheets as of December 31, 1996 and 1995.
         iii. Consolidated Statement of Operations for the years ended December 31, 1996 and 1995 and for the period from inception (January 12, 1994) to December 31, 1994.
         iv. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995 and for the period from inception (January 12, 1994) to December 31, 1994.
         v. Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995 and for the period from inception (January 12, 1994) to December 31, 1994.

     (2) No financial statement schedules are filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

     (3) Exhibits:

          Exhibit Number       Description
          3.1                  Certificate of Incorporation of Affinity
                               Technology Group, Inc. which is hereby
                               incorporated by reference to Exhibit 3.1 to the
                               Registration  Statement on Form S-1 of Affinity
                               Technology Group, Inc. (File No. 333-1170).
          3.2                  By-laws of Affinity  Technology  Group,  Inc.
                               which is hereby  incorporated  by reference to
                               Exhibit 3.2 to the  Registration  Statement on
                               Form S-1 of Affinity Technology Group, Inc.
                               (File No. 333-1170).
          4.1                  Specimen  Certificate of Common Stock which is
                               hereby  incorporated by reference to Exhibit 4.1
                               to the Registration  Statement on Form S-1 of
                               Affinity Technology Group, Inc. (File No.
                               333-1170).
          4.2                  Stock Subscription  Warrant,  dated September 6,
                               1995, for the purchase of up to 11,353  shares of
                               Common Stock which is hereby  incorporated  by
                               reference  to Exhibit 4.2 to the  Registration
                               Statement  on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          4.3                  Stock Subscription  Warrant,  dated September 6,
                               1995, for the purchase of up to 11,353  shares of
                               Common  Stock which is hereby  incorporated  by
                               reference  to Exhibit 4.3 to the  Registration
                               Statement  on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          4.4                  Stock Subscription Warrant,  dated September 11,
                               1995, for the purchase of up to 2,838  shares of
                               Common  Stock  which is hereby  incorporated  by
                               reference  to Exhibit 4.4 to the  Registration
                               Statement  on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          4.5                  Stock Subscription Warrant,  dated September 11,
                               1995, for the purchase of up to
                               5,676  shares of Common  Stock  which is hereby
                               incorporated  by  reference  to Exhibit 4.5 to
                               the  Registration  Statement  on Form S-1 of
                               Affinity  Technology Group, Inc. (File No.
                               333-1170).
          4.6                  Series A Common Stock Warrant,  dated September
                               1995, for the purchase of up to 11,351 shares of
                               Common  Stock which is hereby  incorporated  by
                               reference  to Exhibit 4.6 to the  Registration
                               Statement  on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          4.7                  Warrant  to  Purchase  Common  Stock of Affinity
                               Technology  Group,  Inc.  date November  8, 1995,
                               for the purchase, subject to certain conditions,
                               up to 6,666,340  shares of Common Stock which is
                               hereby  incorporated  by reference to Exhibit 4.7
                               to the  Registration  Statement  on Form S-1 of
                               Affinity  Technology Group, Inc. (File No.
                               333-1170).
          4.8                  Sections 4, 7 and 8 of the Certificate of
                               Incorporation of Affinity Technology Group, Inc.,
                               as amended, and Article II, Sections 3, 9, and 10
                               of the By-laws of Affinity  Technology  Group,
                               Inc., as amended which are incorporated  by
                               reference to Exhibits 3.1 and 3.2,  respectively.
          4.9                  Loan  Agreement,  dated as of March 1, 1996, by
                               and between  Affinity  Technology Group,  Inc.
                               and all of its wholly owned  subsidiaries  and
                               NationsBank,  N.A. which is hereby incorporated
                               by reference  to Exhibit 4.9 to the  Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.1*                Employment  Agreement,  dated June 1, 1995,
                               between Affinity  Technology Group, Inc. and Paul
                               A. Jones,  Jr. which is hereby  incorporated  by
                               reference to Exhibit 10.1 to the  Registration
                               Statement on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          10.2*                Stock  Purchase  Agreement,  dated June 15, 1995,
                               between  Affinity  Technology Group,  Inc. and
                               Paul A. Jones, Jr. which is hereby incorporated
                               by reference to Exhibit 10.2 to the Registration
                               Statement on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          10.3*                Employment Agreement,  dated October 1, 1995,
                               between Affinity Technology Group, Inc. and Carl
                               M. Donnelly which is hereby  incorporated  by
                               reference to Exhibit 10.3 to the  Registration
                               Statement on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          10.4*                Employment  Agreement,  dated May 3, 1994,
                               between Affinity  Technology  Group, Inc. and Mel
                               Ray which is hereby incorporated  by reference to
                               Exhibit 10.4 to the Registration  Statement on
                               Form S-1 of Affinity Technology Group, Inc. (File
                               No. 333-1170).
          10.5*                Stock Purchase Agreement, dated October 2, 1994,
                               between Affinity  Technology Group,  Inc. and Mel
                               Ray which is hereby  incorporated  by reference
                               to Exhibit 10.5 to the Registration Statement on
                               Form S-1 of Affinity  Technology  Group,
                               Inc. (File No. 333-1170).
          10.6                 Letter Agreement,  dated March 13, 1995, between
                               Affinity Technology Group, Inc. and Alan H.
                               Fishman  which is hereby  incorporated  by
                               reference to Exhibit 10.6 to the Registration
                               Statement on Form S-1 of Affinity  Technology
                               Group,  Inc. (File No. 333-1170).
          10.7*                Form of Stock  Option  Agreement  (1995  Stock
                               Option  Plan)  which  is  hereby incorporated by
                               reference to Exhibit 10.7 to the Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.8*                Form of Stock  Option  Agreement  (1996  Stock
                               Option  Plan)  which  is  hereby incorporated by
                               reference to Exhibit 10.8 to the Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.9*                Form of Stock  Option  Agreement  (Directors'
                               Stock Option Plan) which is hereby incorporated
                               by reference to Exhibit 10.9 to the Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.10*               1995 Stock  Option  Plan of  Affinity  Technology
                               Group,  Inc. which is hereby incorporated  by
                               reference  to Exhibit  10.10 to the  Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.11*               1996 Stock  Option  Plan of  Affinity Technology
                               Group,  Inc.  which is hereby incorporated  by
                               reference  to Exhibit  10.11 to the Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.12*               Non-Employee  Directors' Stock Option Plan of
                               Affinity  Technology  Group,  Inc. which is
                               hereby incorporated by reference to Exhibit 10.12
                               to the Registration Statement on Form S-1 of
                               Affinity Technology Group, Inc. (File No.
                               333-1170).
          10.13                Series A  Preferred  Stock  Purchase  Agreement,
                               dated June 30,  1995,  between Affinity
                               Technology   Group,  Inc.  and  certain
                               investors  which  is  hereby incorporated  by
                               reference  to Exhibit  10.13 to the  Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.14                Series B Preferred  Stock Purchase  Agreement,
                               dated October 20, 1995,  between Affinity
                               Technology  Group, Inc.  and  certain  investors
                               which  is  hereby incorporated  by reference  to
                               Exhibit  10.14 to the  Registration  Statement on
                               Form S-1 of Affinity Technology Group, Inc. (File
                               No. 333-1170).
          10.15                Stock Rights  Agreement,  dated October 20, 1995,
                               between  Affinity  Technology Group, Inc. and
                               certain  investors which is hereby  incorporated
                               by reference to Exhibit 10.15 to the Registration
                               Statement on Form S-1 of Affinity  Technology
                               Group, Inc. (File No. 333-1170).
          10.16                Joint  Venture  Agreement,  dated March 1996, by
                               and among  Affinity  Processing Corporation,
                               Affinity  Technology  Group,  Inc. and Union
                               Planters Corporation which is hereby incorporated
                               by reference to Exhibit 10.16 to the Registration
                               Statement on Form S-1 of Affinity Technology
                               Group, Inc. (File No. 333-1170).
          10.17**              Automated Loan System  Agreement,  dated October
                               4, 1995,  between Affinity Bank Technology
                               Corporation  and  Banco  Popular  de  Puerto
                               Rico  which is  hereby incorporated  by reference
                               to Exhibit  10.17 to the Registration  Statement
                               on Form S-1 of Affinity Technology Group, Inc.
                               (File No. 333-1170).
          10.18**              Master Equipment Rental Agreement,  dated October
                               4, 1995, between Affinity Credit
                               Corporation  and  Banco  Popular  de  Puerto
                               Rico  which is  hereby incorporated  by reference
                               to Exhibit  10.18 to the Registration  Statement
                               on Form S-1 of Affinity Technology Group, Inc.
                               (File No. 333-1170).
          10.19**              Operating  Agreement,  dated March 15, 1996,
                               between  Affinity Clearinghouse Corporation
                               and Banc One Financial  Services,  Inc. which is
                               hereby incorporated by  reference  to Exhibit
                               10.19 to the  Registration  Statement  on Form
                               S-1 of Affinity Technology Group, Inc. (File No.
                               333-1170).
          10.20                Form of Bill of Sale between Affinity Technology
                               Group, Inc. and Association Member  Services,
                               Inc.  which is hereby incorporated by reference
                               to Exhibit 10.20 to the Registration Statement on
                               Form S-1 of Affinity  Technology  Group,
                               Inc. (File No. 333-1170).
          21                   Subsidiaries of Affinity  Technology Group, Inc.
                               which is hereby incorporated by reference  to
                               Exhibit 21 to the  Registration  Statement on
                               Form S-1 of Affinity Technology Group, Inc.
                               (File No. 333-1170).
          23.1                 Consent of Independent Auditors.
          27                   Financial Data Schedule.

*   Denotes a management contract or compensatory plan or arrangement.
** The registrant has requested that certain provisions of these exhibits be given confidential treatement.

(b)      Reports on Form 8-K filed in the 4th quarter of 1996:

The Registrant did not file any Current Reports on Form 8-K during the last fiscal quarter of the period covered by this report.

(c)      Exhibits

         The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 14 is submitted under Item 14(a) (3).

(d)      Financial Statement Schedules.

         The response to this portion of Item 14 is submitted under
         Item 14(a)(2).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Affinity Technology Group, Inc.

Date:  March 31, 1997                       By:/s/ Jeff A. Norris
                                              -------------------------------
                                               Jeff A. Norris, President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures                  Title                            Date

/s/  Jeff A. Norris                                        March 31, 1997
----------------------                            ------------------------------
Jeff A. Norris         President, Chief Executive
                       Officer and Director
                       (principal executive officer)

/s/  Alan H. Fishman                                       March 31, 1997
-----------------------                           ------------------------------
Alan H. Fishman         Chairman and Director

                                                           March 31, 1997
------------------------                          ------------------------------
Steven J. Gilbert       Director

/s/  Robert M. Price                                       March 31, 1997
------------------------                          ------------------------------
Robert M. Price         Director

/s/ Edward J. Sebastian                                    March 31, 1997
------------------------                          ------------------------------
Edward J. Sebastian     Director

                                                           March 31, 1997
------------------------                          ------------------------------
Peter R. Wilson, Ph.D.   Director

/s/  Joseph A. Boyle                                       March 31, 1997
------------------------                          ------------------------------
Joseph A. Boyle          Senior Vice President and
                         Chief Financial Officer
                         (principal financial officer)

/s/  Richard R. Butcher                                     March 31, 1997
------------------------                          ------------------------------
Richard R. Butcher       Controller
                         (principal accounting officer)

Exhibit Index

Exhibit Number           Description
--------------           ----------------------------
23.1                       Consent of Ernst & Young LLP
27                       Financial Data Schedule



Exhibit 23.1 - Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc. 1995 Stock Option Plan, 1996 Stock Option and Non-Employee Directors' Stock Option Plan, of our report dated February 12, 1997, with respect to the consolidated financial statements included in the Annual Report (Form 10-K) of Affinity Technology Group, Inc., for the year ended December 31, 1996.


                                                 /s/  Ernst & Young LLP

Greenville, South Carolina
March 31, 1997