Form 10-Q
period 1997-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 1997-05-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 1997 Commission file number: 0-28152

                         Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                          incorporation or organization

                                   57-0991269
                      (I.R.S. Employer Identification No.)

                         Affinity Technology Group, Inc.
                          1201 Main Street, Suite 2080
                             Columbia, SC 29201-3201
                    (Address of principal executive offices)
                                   (Zip code)

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

28,200,455 shares of Common Stock, $.0001 par  value, as of May 10, 1997.



                Affinity Technology Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 March 31,          December 31,
                                                                                    1997                1996
                                                                                (Unaudited)             (1)
                                                                                ------------------- -------------------
Assets
Current assets:
  Cash and cash equivalents                                                  $    25,084,226     $    31,563,950
  Investments                                                                     12,507,755          10,583,997
  Accounts receivable, less allowance for doubtful accounts of $198,987 at
    March 31, 1997 and December 31, 1996                                             265,100             812,443
  Net investment in sales-type leases-current:                                       899,259             865,380
  Inventories                                                                      2,760,077           2,804,978
  Other current assets                                                               883,674             336,439
                                                                             ------------------- -------------------
Total current assets                                                              42,400,091          46,967,187
Net investment in sales-type leases - non-current:                                 2,056,260           2,386,010
Property and equipment, net                                                        6,691,979           6,073,303
Software development costs, less accumulated amortization of $81,222
   and $67,686 at March 31, 1997 and December 31, 1996, respectively                 501,571             363,721
Other assets                                                                         274,313             308,636
                                                                             =================== ===================
Total assets                                                                 $    51,924,214     $    56,098,857
                                                                             =================== ===================
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related party              $        57,427     $        69,987
  Accounts payable                                                                   980,872           1,442,662
  Accrued expenses                                                                   798,964           1,257,939
  Current portion of deferred revenue                                                522,342             523,920
                                                                             ------------------- -------------------
Total current liabilities                                                          2,359,605           3,294,508
Capital lease obligations to related party, less current portion                      49,052              66,245
Deferred revenue                                                                     310,230             403,465
Capital stock of subsidiary held by minority investor                                200,000             200,000
Stockholders' equity:
  Common stock,  par value $0.0001;  authorized  60,000,000  shares,  issued and outstanding 28,150,603 shares at March 31,1997 and 27,879,680
    shares at December 31, 1996.                                                       2,815               2,788
  Additional paid-in capital                                                      68,806,068          68,777,090
  Deferred compensation                                                           (3,693,701)         (3,939,044)
  Accumulated deficit                                                            (16,109,855)        (12,706,195)
                                                                             ------------------- -------------------
Total stockholders' equity                                                        49,005,327          52,134,639
                                                                             =================== ===================
Total liabilities and stockholders' equity                                   $    51,924,214     $    56,098,857
                                                                             =================== ===================

(1) The balance sheet at December 31, 1996 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                Three months ended
                                                                                    March 31,
                                                                             1997               1996
                                                                       ------------------ ------------------
Revenues:
   Initial set-up, transactions and other                              $     533,584      $     258,653
   Sales and rental                                                          127,700            388,743
   License revenue                                                                 -          1,237,500
                                                                       ------------------ ------------------
       Total Revenue                                                         661,284          1,884,896
Costs and expenses:
   Cost of revenues                                                          291,215            728,211
   Research and development                                                  843,127            387,437
   Selling, general and administrative expenses                            3,537,269          1,003,103
                                                                       ------------------ ------------------
       Total costs and expenses                                            4,671,611          2,118,751
                                                                       ------------------ ------------------
Operating loss                                                            (4,010,327)          (233,855)
Interest income                                                              606,667             15,673
                                                                       ------------------ ------------------
Net loss                                                                $ (3,403,660)     $    (218,182)
                                                                       ================== ==================
Net loss per share                                                     $       (0.12)     $       (0.01)
                                                                       ================== ==================
Shares used in computing net loss per share                               28,064,447         16,695,318
                                                                       ================== ==================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Three months ended
                                                                             March 31,
                                                                      1997               1996
                                                               ------------------- ------------------
Operating activities
Net cash used in operating activities                          $     (3,369,419)   $     (1,214,725)

Investing activities
Purchases of property and equipment                                  (1,034,412)           (901,147)
Software development costs                                             (151,386)            (18,787)
Purchase of short term investments                                   (1,923,758)                  -
                                                               ------------------- ------------------
Net cash used in investing activities                                (3,109,556)           (919,934)

Financing activities
Proceeds from notes payable                                                   -             911,841
Payments on notes payable and capital leases                            (29,753)            (13,165)
Exercise of options                                                      19,004                   -
Exercise of warrants                                                     10,000                   -
                                                               ------------------- ------------------
Net cash provided by (used in) financing activities                        (749)            898,676
                                                               ------------------- ------------------
Net decrease in cash                                                 (6,479,724)         (1,235,983)
Cash and cash equivalents at beginning of period                     31,563,950           1,235,983
                                                               =================== ==================
Cash and cash equivalents at end of period                     $     25,084,226    $              -
                                                               =================== ==================

See accompanying notes.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Affinity Technology Group, Inc. (the "Company") for the year ended December 31, 1996.

2.       Inventories

         Inventories consist of the following:


                                                                         March 31,                December 31,
                                                                            1997                      1996
                                                                  ------------------------- -------------------------
Electronic parts and other components                                    $1,496,171                $1,166,277
Work in process                                                             364,078                   213,646
Finished goods                                                              941,068                 1,445,055
                                                                  ------------------------- -------------------------
                                                                          2,801,317                 2,824,978
Reserve for obsolescence                                                    (41,240)                  (20,000)
                                                                  ========================= =========================
                                                                         $2,760,077                $2,804,978
                                                                  ========================= =========================



3.       Net Loss Per Share of Common Stock

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

         For periods presented prior to the Company's initial public offering on May 1, 1996, net loss per share amounts were presented in accordance with APB 15 as modified by Staff Accounting Bulletin No. 83 ("SAB 83") of the Securities and Exchange Commission. Under SAB 83, all issuances of options, warrants, convertible preferred stock and other potentially dilutive securities, at prices below the initial public offering price during the twelve month period preceding the offering, were included as Common Stock equivalents as if they had been issued at the Company's inception, regardless of whether the effect was dilutive or anti-dilutive. SAB 83 applies to all periods presented prior to the Company's initial public offering. The net loss per share of Common Stock presented in accordance with APB 15 as modified by SAB 83 is presented supplementary below:

                                                         Period ended
                                                           March 31,
                                                             1996
                                                   --------------------------
Net loss per share under APB 15 as modified by
SAB 83                                                     $ (0.007)
Shares used in computing net loss per share
under APB 15 as modified by SAB 83                        30,422,971


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for years ending after December 15, 1997. Under SFAS 128 the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods where applicable. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants are to be excluded. SFAS No. 128 is not expected to impact the calculation of fully diluted earnings per share for the first quarter ended March 31, 1997 and 1996, since stock options and warrants are excluded from the computation for each of these quarters in accordance with APB 15.

4.       Commitments and Contingencies

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. Certain claims have also been filed by plaintiffs who claim certain rights, damages or interests incidental to the Company's formation and development. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

5.       Subsequent Events

         Pursuant to a definitive agreement entered on April 24, 1997, the Company acquired on May 7, 1997 the assets of Buy American, Inc. and Project
Freedom, Inc, closely held corporations that have developed a patented kiosk-based system which enables consumers to apply for automobile insurance binders. The purchase price consisted of cash of approximately $300,000 plus 259,460 restricted shares of common stock of the Company. The restricted common stock is subject to a repurchase agreement which will allow the shareholders of Buy American, Inc. and Project Freedom, Inc. to sell the restricted shares of common stock to the Company at the end of two years for $900,000, and which will allow the Company to repurchase the restricted shares of common stock at the end of two years for $1.5 million. In addition, the Company will pay additional consideration over five years based on the volume of insurance products sold. The aggregate additional consideration will not exceed $6 million and will be paid in additional shares of common stock and, in certain cases, cash.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed in January 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. The Company's current products and services consist of the Affinity Automated Loan Machine ("ALM(R)") and a call center decisioning system which accesses the Company's proprietary Decision Support System/Real Time ("Decisys/RTSM") technology.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of March 31, 1997 of $16,109,855, with operating losses of $3,403,660 for the three months ended March 31, 1997. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market the ALM and Decisys/RT and to complete any new products and services that may be developed by the Company. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

Results of Operations

Revenues

         The Company's revenues were $661,284 and $1,884,896 for the three months ended March 31, 1997 and 1996, respectively.

         Initial Set-up, Transactions and Other. Revenues from initial set-up, transactions and other fees were $533,584 and $258,653 for the three months ended March 31, 1997 and 1996, respectively. The increase resulted primarily from set-up fees associated with an increase in the deployment of ALMs under operating leases in the first quarter of 1997 as compared to the first quarter of 1996. During 1997, the Company deployed 25 ALMs under operating leases, as compared to 16 for the three months ended March 31, 1996. The Company also experienced an increase in transaction revenues which is a result of significantly more ALMs in service.

         Sales and Rental. Sales and rental fees were $127,700 and $388,743 for the three months ended March 31, 1997 and 1996, respectively. The net decrease is attributable to a decrease in the number of ALMs deployed under sales-type capital leases. During the quarter ended March 31, 1996, 8 ALMs were deployed under sales-type lease with associated revenue of $322,077. All ALMs deployed in the quarter ended March 31, 1997 were reported as operating leases. Rental revenue associated with ALM operating leases was $127,700 in the quarter ended March 31, 1997 compared to $66,666 in the corresponding period in 1996. The increase is attributable to the larger number of ALMs deployed under operating losses during the quarter ended March 31, 1997 compared to the corresponding period in 1996.

         License Revenue. Non-recurring license fees of $1,237,500 during 1996 reflect one-time license fees paid by Union Planters Corporation ("Union Planters") to Affinity Processing Corporation ("APC"), a majority owned subsidiary of the Company, for a perpetual, royalty-free license to use the Company's call center decisioning system (formerly known as "Assets(3)") in North America. Pursuant to a joint venture arrangement among the Company, APC and Union Planters, all amounts paid by Union Planters to APC as license fees were paid by APC to the Company as license and management fees.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three months ended March 31, 1997 and 1996 was $291,215 and $728,211, respectively. All ALM deployments in the quarter ended March 31, 1997 were reported as operating leases and no amounts associated with ALM hardware costs were charged to cost of revenues. During the quarter ended March 31, 1996, 8 ALM deployments were reported as sales-type leases with approximately $344,007 associated with ALM hardware costs reported as cost of revenues.

         Research and Development. Costs incurred for research and development for the three months ended March 31, 1997 and 1996 totaled $843,127 and $387,437, respectively. The increase in research and development costs as compared to the corresponding period in 1996 is attributable to increased staffing and continued technological development associated with the enhancement of the Company's Decisys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $3,537,269 and $1,003,103 for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to the increase in the number of employees in the quarter ended March 31, 1997 compared to the corresponding period in 1996. The increase is also attributable to increased business activities associated with expanded marketing, sales and operating activities.

         Interest Income/Expense. Interest income for the three months ended March 31, 1997 and 1996 totaled $622,034 and $37,174, respectively. The increase in interest income as compared to the first quarter of 1996 is due to interest earned on the investment of proceeds from the Company's initial public offering in May 1996 and the amortization of deferred interest income relating to ALMs under sales-type lease agreements. Interest expense for the three months ended March 31, 1997 and 1996 totaled $15,367 and $21,501, respectively.

Liquidity and Capital Resources

         The Company has generated operating losses of $16,109,855 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and, prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net cash used during the three months ended March 31, 1997 to fund operations was $3,369,419. Proceeds from the offering and other sources of cash were used to fund current period operations, including research and development and marketing activities, capital expenditures of $1,034,412 and software development efforts of $151,386. At March 31, 1997, cash and cash equivalents were $37,591,981 and working capital was $40,040,486.

         The Company had entered into a revolving line of credit with a lender providing for a maximum borrowing amount of up to $2,000,000 (the "Line of Credit") which expired in May 1997. The Company had no outstanding borrowings under the Line of Credit as of March 31, 1997.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-1170) and under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These and other factors may cause actual results to differ materially from those anticipated.

Item 3.  Quantitative and Qualitative Disclosures About Market risk.

         Not applicable


Part II. Other Information

Item 1, 2, 3 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer and Treasurer

Date: May 15, 1997