Form 10-Q
period 1997-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 1997-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997            Commission file number: 0-28152

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

28,918,944 shares of Common Stock, $.0001 par  value, as of August 1, 1997.


                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                  June 30,
                                                                                    1997            December 31,
                                                                                (Unaudited)             1996
Assets
Current assets:
  Cash and cash equivalents                                                   $   22,519,725     $    31,563,950
  Investments                                                                      9,504,426          10,583,997
  Accounts receivable, less allowance for doubtful accounts of $200,494
    and $198,987 at June 30, 1997 and December 31, 1996, respectively                725,235             812,443
  Net investment in sales-type leases - current                                      960,810             865,380
  Inventories                                                                      2,714,686           2,804,978
  Other current assets                                                               954,532             336,439
                                                                             ------------------- -------------------
Total current assets                                                              37,379,414          46,967,187
Net investment in sales-type leases - non-current                                  1,808,846           2,386,010
Property and equipment, net                                                        6,944,962           6,073,303
Software development costs, less accumulated amortization of $94,759
   and $67,686 at June 30, 1997 and December 31, 1996, respectively                  745,042             363,721
Other assets                                                                       1,778,721             308,636
                                                                             =================== ===================
Total assets                                                                  $   48,656,985     $    56,098,857
                                                                             =================== ===================
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related party               $       59,609     $        69,987
  Accounts payable                                                                   291,114           1,442,662
  Accrued expenses                                                                 1,134,079           1,257,939
  Deferred revenue - current                                                         274,715             523,920
                                                                             ------------------- -------------------
Total current liabilities                                                          1,759,517           3,294,508
Capital lease obligations to related party, less current portion                      33,307              66,245
Deferred revenue - non current                                                       520,753             403,465
Capital stock of subsidiary held by minority investor                                      -             200,000
Stockholders' equity:
  Common stock, par value $0.0001;  authorized  60,000,000  shares,  outstanding
     28,917,833 shares at June 30,1997 and 27,879,680 shares
     at December 31, 1996                                                              2,911               2,788
  Additional paid-in capital                                                      70,337,418          68,777,090
  Treasury stock, at cost (216,852 shares at June 30, 1997)                          (93,165)                  -
  Deferred compensation                                                           (3,436,372)         (3,939,044)
  Accumulated deficit                                                            (20,467,384)        (12,706,195)
                                                                             ------------------- -------------------
Total stockholders' equity                                                        46,343,408          52,134,639
                                                                             =================== ===================
Total liabilities and stockholders' equity                                    $   48,656,985     $    56,098,857
                                                                             =================== ===================


See accompanying notes.

                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)
                                                             Six months ended                          Three months ended
                                                                 June 30,                                   June 30,
                                                          1997               1996                   1997               1996
                                                   ------------------- ------------------     ------------------ ------------------
Revenues:
   Initial set-up, transactions and other           $       726,107     $       426,292           $    192,523     $    156,264
   Sales and rental                                         352,047           2,112,021                224,347        1,734,653
   License revenue                                                -           1,800,000                      -          562,500
                                                   ------------------- ------------------     ------------------ ------------------
       Total revenue                                      1,078,154           4,338,313                416,870        2,453,417
Costs and expenses:
   Cost of revenues                                         540,956           2,512,807                249,741        1,784,596
   Research and development                               1,686,874             997,113                843,747          609,676
   Selling, general and administrative expenses           7,707,443           2,516,186              4,170,174        1,513,084
                                                   ------------------- ------------------     ------------------ ------------------
       Total costs and expenses                           9,935,273           6,026,106              5,263,662        3,907,356
                                                   ------------------- ------------------     ------------------ ------------------
Operating loss                                           (8,857,119)         (1,687,793)            (4,846,792)      (1,453,939)
Interest income, net                                      1,095,930             523,029                489,263          507,357
                                                   ------------------- ------------------     ------------------ ------------------
Net loss                                            $    (7,761,189)    $    (1,164,764)        $   (4,357,529)    $   (946,582)
                                                   =================== ==================     ================== ==================
Net loss per share                                  $      (0.27)       $      (0.06)           $     (0.15)       $     (0.04)
                                                   =================== ==================     ================== ==================
Shares used in computing net loss per share              28,338,286          20,388,105             28,609,116       24,080,893
                                                   =================== ==================     ================== ==================

See accompanying notes.

                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                         Six months ended
                                                                             June 30,
                                                                      1997               1996
                                                               ------------------- ------------------
Operating activities
Net loss                                                        $    (7,761,189)    $    (1,164,764)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                       952,656             234,302
    Amortization of deferred compensation                               502,672             471,495
    Deferred revenue                                                   (131,917)           (900,830)
    Other                                                                88,583                   -
    Changes in current assets and liabilities:
       Accounts receivable                                             (397,340)           (946,918)
       Net investment in sales-type leases                              481,734          (2,121,941)
       Inventories                                                      147,949            (559,488)
       Other current assets                                            (149,422)           (324,673)
       Accounts payable and accrued expenses                         (1,340,504)            616,022
                                                               ------------------- ------------------
Net cash used in operating activities                                (7,606,778)         (4,696,795)

Investing activities
Purchases of property and equipment                                  (1,846,625)         (1,983,431)
Software development costs                                             (408,394)            (55,300)
Purchase of short term investments                                            -          (8,570,997)
Proceeds from sale of short term investments                          1,079,571                   -
Other                                                                  (300,000)                  -
                                                               ------------------- ------------------
Net cash used in investing activities                                (1,475,448)        (10,609,728)

Financing activities
Proceeds from notes payable                                                   -           1,450,000
Payments on notes payable and capital leases                            (43,316)         (1,811,425)
Proceeds from sale of capital stock of subsidiary to
  minority interest                                                           -              62,500
Proceeds from issuance of common stock                                        -          60,102,216
Exercise of options                                                      44,310                   -
Exercise of warrants                                                     37,490              45,417
Other                                                                      (483)                  -
                                                               ------------------- ------------------
Net cash provided by financing activities                                38,001          59,848,708
                                                               ------------------- ------------------
Net increase (decrease) in cash                                      (9,044,225)         44,542,185
Cash and cash equivalents at beginning of period                     31,563,950           1,235,983
                                                               =================== ==================
Cash and cash equivalents at end of period                      $    22,519,725     $    45,778,168
                                                               =================== ==================


See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying unaudited financial statements of Affinity Technology Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1996.

2.       Inventories

         Inventories consist of the following:

                                                                          June 30,                December 31,
                                                                            1997                      1996
                                                                  ------------------------- -------------------------
Electronic parts and other components                                    $1,027,503                $1,166,277
Work in process                                                             910,504                   213,646
Finished goods                                                              847,525                 1,445,055
                                                                  ------------------------- -------------------------
                                                                          2,785,532                 2,824,978
Reserve for obsolescence                                                    (70,846)                  (20,000)
                                                                  ========================= =========================
                                                                         $2,714,686                $2,804,978
                                                                  ========================= =========================

3.       Stockholders' Equity

         On May 7, 1997 the Company acquired the assets of Buy American, Inc. and Project Freedom, Inc. for aggregate consideration initially consisting of $300,000 in cash and the issuance of 259,460 shares of restricted common stock. In addition, on May 21, 1997 the Company issued 666,667 shares of common stock to an unrelated third party, in exchange for all shares of capital stock of Affinity Processing Corporation ("APC"), a subsidiary of the Company, held by such unrelated third party. The unrelated third party acquired the APC capital stock for aggregate consideration of $200,000.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for years ending after December 15, 1997. Under SFAS 128 the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods where applicable. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants are to be excluded. SFAS No. 128 is not expected to impact the calculation of primary and fully diluted earnings per share for the second quarter ended June 30, 1997 and 1996, since stock options and warrants are excluded from the computation for each of these quarters in accordance with APB 15.

5.       Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed in January 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. The Company's current delivery channels consist of the Affinity Automated Loan Machine ("ALM(R)") and a call center decisioning system which accesses the Company's proprietary Decision Support System/Real Time ("Decisys/RTSM") technology. Decisys/RTSM technology is a real-time, closed loop decision support system designed to automate the processing and closing of credit, deposit, insurance, mortgage and other financial transactions.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of June 30, 1997 of $20,467,384, with operating losses of $4,357,529 and $7,761,189 for the three and six months ended June 30, 1997, respectively. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market the ALM and Decisys/RT and to complete any new products and services that may be developed by the Company. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

Results of Operations

Revenues

         The Company's revenues for the three and six months ended June 30, 1997
were  $416,870  and  $1,078,154,   respectively,   compared  to  $2,453,417  and
$4,338,313 for the corresponding periods of 1996.

         Initial Set-up, Transactions and Other. Revenues from initial set-up, transactions and other fees were $192,523 and $726,107 for the three and six months ended June 30, 1997, respectively, compared to $156,264 and $426,292 for the corresponding periods in 1996. The increase during the three months ended June 30, 1997 as compared to the same period in 1996 is primarily attributable to the addition of consulting revenue and transactional revenue earned for processing credit card and other electronic payment transactions, offset by a decrease in aggregate license fees associated with ALM deployments. The increase during the six months ended June 30, 1997 as compared to the same period in 1996 is primarily attributable to additional license fees earned with regard to a portion of the ALMs deployed during 1997, consulting revenue, and increase in ALM transactional revenue and the addition of transactional revenue earned for processing credit cards and other electronic payment transactions.

         Sales and Rental. Sales and rental fees were $224,347 and $352,047 for the three and six months ended June 30, 1997, respectively, compared to $1,734,653 and $2,112,021 for the corresponding periods in 1996. The net decrease is primarily attributable to a decrease in the number of ALMs deployed during 1997 under sales-type leases.

         License Revenue. Non-recurring license fees of $1,800,000 during 1996 reflect one-time license fees paid by Union Planters Corporation ("Union
Planters") to Affinity Processing Corporation ("APC"), a subsidiary of the Company, for a perpetual, royalty-free license to use the Company's call center decisioning system (formerly known as "Assets(3)") in North America. Pursuant to a joint venture arrangement formerly in effect among the Company, APC and Union Planters, all amounts paid by Union Planters to APC as license fees were paid by APC to the Company as license and management fees.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and six months ended June 30, 1997 was $249,741 and $540,956, respectively, compared to $1,784,596 and $2,512,807 for the corresponding periods in 1996. The decrease during the three and six months ended June 30, 1997 as compared to the same periods in 1996 is attributable to a decrease in ALMs deployed under sales-type leases in 1997, offset by an increase in depreciation expense in 1997 associated with an increase in ALMs in service under operating leases in 1997.

         Research and Development. Costs incurred for research and development for the three and six months ended June 30, 1997 totaled $843,747 and
$1,686,874, respectively, as compared to $609,676 and $997,113 for the corresponding periods in 1996. The increase in research and development costs is attributable to increased staffing and continued technological development associated with the enhancement of the Company's Decisys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $4,170,174 and $7,707,443 for the three and six months ended June 30, 1997, respectively, as compared to $1,513,084 and $2,516,186 for the corresponding periods in 1996. The increase is primarily attributable to the increase in the number of employees during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996 associated with the Company's product and channel development, expanded marketing, sales initiatives and operating activities.

         Interest Income/Expense. Interest income for the three and six months ended June 30, 1997 totaled $496,744 and $1,118,778, respectively, as compared to $531,941 and $569,115 for the corresponding periods in 1996. The increase in interest income for the three and six months ended June 30, 1997 as compared to the comparable periods of 1996 is due to interest earned on the investment of proceeds from the Company's initial public offering in May 1996 and the amortization of deferred interest income relating to ALMs under sales-type lease agreements. Interest expense for the three and six months ended June 30, 1997 was $7,481 and $22,848, respectively, compared to $24,584 and $46,086 for the corresponding periods in 1996.

Liquidity and Capital Resources

         The Company has generated operating losses of $20,467,384 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and, prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net cash used during the six months ended June 30, 1997 to fund operations was $7,606,778. Proceeds from the offering and other sources of cash were used to fund current period operations, including research and development and marketing activities, capital expenditures of $1,846,625 and software development efforts of $408,394. At June 30, 1997, cash and liquid investments were $32,024,151 and working capital was $35,619,897.

         The Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during the remainder of 1997. During 1997, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund research and development, marketing efforts designed to promote consumer awareness and use of its products and services and capital expenditures. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have material adverse effect on the Company's business, operating results and financial condition.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable

Part II. Other Information

Item 1, 3 and 5 are not applicable.

Item 2.  Changes in Securities

         On May 7, 1997 the Company acquired the assets of Buy American, Inc. and Project Freedom, Inc. for aggregate consideration consisting initially of $300,000 in cash and the issuance of 259,460 shares of common stock. In addition, on May 21, 1997 the Company issued 666,667 shares of common stock to Union Planters Corporation ("UPC") in exchange for all shares of capital stock of APC held by UPC. The Company issued shares of its common stock in both transactions in reliance on the exemption from registration provided by Section 4(2) and Rule 506 under the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Affinity Technology Group, Inc. was held May 20, 1997 (the "Annual Meeting"). At the Annual Meeting, Alan H. Fishman, Jeff A. Norris, Robert M. Price, Edward J. Sebastian and Peter R. Wilson were duly elected to the Board of Directors of the Company and the selection of Ernst & Young, LLP as independent accountants for the year ending December 31, 1997 was ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:

Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
Alan H. Fishman                                 19,478,431                 3,374,219                         -
Jeff A. Norris                                  19,463,031                 3,389,619                         -
Robert M. Price                                 22,687,376                   165,274                         -
Edward J. Sebastian                             22,778,331                    74,319                         -
Peter R. Wilson                                 22,781,031                    71,619                         -


Ratification of the selection of Ernst & Young LLP.
Shares Voted In Favor               Shares Voted Against       Shares Abstaining         Broker Non-Votes
        22,778,586                         36,810                   37,254                      -

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

          Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Date:  August 14, 1997