Form 10-Q
period 1997-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 1997-11-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1997 Commission file number: 0-28152

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

28,384,993 shares of Common Stock, $.0001 par value, as of November 1, 1997.

Item 1.  Financial Statements


                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               September 30,
                                                                                    1997            December 31,
                                                                                (Unaudited)             1996
Assets
Current assets:
  Cash and cash equivalents                                                   $    5,208,142     $    31,563,950
  Investments                                                                     22,451,669          10,583,997
  Accounts  receivable,  less  allowance  for doubtful  accounts of $361,468 and
    $198,987 at September 30, 1997 and December 31, 1996, respectively
                                                                                   1,222,629             812,443
  Net investment in sales-type leases - current                                    1,094,110             865,380
  Inventories                                                                      2,626,573           2,804,978
  Other current assets                                                             1,043,011             336,439
                                                                             ------------------- -------------------
Total current assets                                                              33,646,134          46,967,187
Net investment in sales-type leases - non-current                                  2,276,082           2,386,010
Property and equipment, net                                                        6,420,457           6,073,303
Software development costs, less accumulated amortization of $90,800
  and $67,686 at September 30, 1997 and December 31, 1996, respectively              785,355             363,721
Other assets                                                                       1,723,956             308,636
                                                                             =================== ===================
Total assets                                                                  $   44,851,984     $    56,098,857
                                                                             =================== ===================
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related party               $       61,872     $        69,987
  Accounts payable                                                                   242,834           1,442,662
  Accrued expenses                                                                   987,317           1,257,939
  Deferred revenue - current                                                         275,428             523,920
                                                                             ------------------- -------------------
Total current liabilities                                                          1,567,451           3,294,508
Capital lease obligations to related party, less current portion                      16,964              66,245
Deferred revenue - non current                                                       541,709             403,465
Capital stock of subsidiary held by minority investor                                      -             200,000
Stockholders' equity:
  Common stock, par value $0.0001;  authorized  60,000,000  shares,  outstanding
     28,379,693 shares at September 30,1997 and 27,879,680
     shares at December 31, 1996                                                       2,914               2,788
  Additional paid-in capital                                                      68,815,336          68,777,090
  Treasury stock, at cost (758,207 shares at September 30, 1997)                     322,930                   -
  Deferred compensation                                                           (2,042,260)         (3,939,044)
  Accumulated deficit                                                            (23,727,200)        (12,706,195)
                                                                             ------------------- -------------------
Total stockholders' equity                                                        42,725,860          52,134,639
                                                                             =================== ===================
Total liabilities and stockholders' equity                                    $   44,851,984     $    56,098,857
                                                                             =================== ===================


See accompanying notes.

                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)



                                                             Nine months ended                         Three months ended
                                                               September 30,                             September 30,
                                                          1997               1996                   1997               1996
Revenues:
   Initial set-up, transactions and other           $     1,488,825     $       542,656           $    762,718     $    116,364
   Sales and rental                                       1,306,748           2,311,342                954,701          199,321
   License revenue                                                -           1,800,000                      -                -
                                                   ------------------- ------------------     ------------------ ------------------
       Total revenue                                      2,795,573           4,653,998              1,717,419          315,685
Costs and expenses:
   Cost of revenues                                       1,339,502           2,725,427                798,546          212,620
   Research and development                               2,583,334           1,735,409                896,460          738,296
   Selling, general and administrative expenses          11,462,475           5,968,165              3,755,032        3,451,979
                                                   ------------------- ------------------     ------------------ ------------------
       Total costs and expenses                          15,385,311          10,429,001              5,450,038        4,402,895
                                                   ------------------- ------------------     ------------------ ------------------
Operating loss                                          (12,589,738)         (5,775,003)            (3,732,619)      (4,087,210)
Interest income, net                                      1,568,733           1,348,522                472,803          825,493
                                                   ------------------- ------------------     ------------------ ------------------
Net loss                                            $   (11,021,005)    $    (4,426,481)        $   (3,259,816)    $ (3,261,717)
                                                   =================== ==================     ================== ==================
Net loss per share                                  $        (0.39)     $        (0.19)         $       (0.11)     $      (0.12)
                                                   =================== ==================     ================== ==================
Shares used in computing net loss per share              28,506,406          22,908,466             28,837,376       27,786,723
                                                   =================== ==================     ================== ==================



See accompanying notes.


                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                         Nine months ended
                                                                           September 30,
                                                                      1997               1996
Operating activities
Net loss                                                        $   (11,021,005)    $    (4,426,481)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                     1,478,627             442,046
    Amortization of deferred compensation                               368,128             761,720
    Deferred revenue                                                   (110,248)         (1,085,096)
    Other                                                                67,605
    Changes in current assets and liabilities:
       Accounts receivable                                             (894,734)         (1,003,082)
       Net investment in sales-type leases                             (118,802)         (2,038,956)
       Inventories                                                      669,280          (2,829,035)
       Other current assets                                            (248,772)           (569,927)
       Accounts payable and accrued expenses                         (1,535,546)          1,264,730
                                                               ------------------- ------------------
Net cash used in operating activities                               (11,345,467)         (9,484,081)

Investing activities
Purchases of property and equipment                                  (2,184,620)         (2,972,149)
Software development costs                                             (444,748)           (143,316)
Purchase of short term investments                                  (11,867,672)         (9,081,298)
Other                                                                  (300,000)           (349,618)
                                                               ------------------- ------------------
Net cash used in investing activities                               (14,797,040)        (12,546,381)

Financing activities
Proceeds from notes payable                                                   -           1,450,000
Payments on notes payable and capital leases                            (57,396)         (1,831,958)
Proceeds from sale of capital stock of subsidiary to
  minority interest                                                           -              62,500
Proceeds from issuance of common stock                                        -          60,091,805
Exercise of options                                                      35,443              22,090
Exercise of warrants                                                     37,490              45,417
Treasury stock purchased                                               (228,838)                  -
                                                               ------------------- ------------------
Net cash (used in) provided by financing activities                    (213,301)         59,839,854
                                                               ------------------- ------------------
Net increase (decrease) in cash                                     (26,355,808)         37,809,392
Cash and cash equivalents at beginning of period                     31,563,950           1,235,983
                                                               =================== ==================
Cash and cash equivalents at end of period                      $     5,208,142     $    39,045,375
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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the disclosure of financial and descriptive information pertaining to an enterprise's reportable operating segments. The Company does not expect the adoption of SFAS 131 to have a material impact on the Company's financial results or financial position.


2.       Inventories

         Inventories consist of the following:


                                                                      September 30,              December 31,
                                                                            1997                      1996
                                                                  ------------------------- -------------------------
Electronic parts and other components                                  $   694,293             $   1,166,277
Work in process                                                             526,293                   213,646
Finished goods                                                            1,535,061                 1,445,055
                                                                  ------------------------- -------------------------
                                                                          2,755,647                 2,824,978
Reserve for obsolescence                                                   (129,074)                  (20,000)
                                                                  ========================= =========================
                                                                        $ 2,626,573             $   2,804,978
                                                                  ========================= =========================


3.       Stockholders' Equity

         On May 7, 1997 the Company acquired the assets of Buy American, Inc. and Project Freedom, Inc. for aggregate consideration initially consisting of $300,000 in cash and the issuance of 259,460 shares of restricted common stock. In addition, on May 21, 1997 the Company issued 666,667 shares of common stock to an unrelated third party in exchange for all shares of capital stock of Affinity Processing Corporation ("APC"), a subsidiary of the Company, held by such unrelated third party. The unrelated third party acquired the APC capital stock for aggregate consideration of $200,000.

         In July 1997, the Company adopted a share repurchase plan under which the Company would be authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. As of September 30, 1997, the Company had repurchased a total of 77,000 shares at an average price of $2.92 per share for an aggregate cost of $224,500 under the share repurchase plan. In addition, during 1997 the Company has repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for years ending after December 15, 1997. Under SFAS 128 the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods where applicable. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants are to be excluded. SFAS No. 128 is not expected to impact the calculation of primary and fully diluted earnings per share for the third quarter ended September 30, 1997 and 1996, since stock options and warrants are excluded from the computation for each of these quarters in accordance with APB 15.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed in January 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. The Company's current delivery channels consist of the Affinity Automated Loan Machine ("ALM(R)") and a call center decisioning system which accesses the Company's proprietary Decision Support System/Real Time ("Decisys/RTSM") technology. In addition, the Company has developed the e-xpertLenderSM platform, that permits a financial institution to input consumer applicant information similar to information captured by the ALM, and use of Decisys/RT to process all of the financial services available through an ALM. Decisys/RTSM technology is a real-time, closed loop decision support system designed to automate the processing and closing of credit, deposit, insurance, mortgage and other financial transactions.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of September 30, 1997 of $23,727,200, with operating losses of $3,259,816 and $11,021,005 for the three and nine months ended September 30, 1997, respectively. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market the ALM and Decisys/RT and to complete any new products and services that may be developed by the Company. Accordingly, there can be no assurance that the Company will be able to achieve profitability or, if achieved, sustain such profitability.

Results of Operations

Revenues

         The Company's revenues for the three and nine months ended September 30, 1997 were $1,717,419 and $2,795,573, respectively, compared to $315,685 and
$4,653,998 for the corresponding periods of 1996.

         Initial Set-up, Transactions and Other. Revenues from initial set-up, transactions and other fees were $762,718 and $1,488,825 for the three and nine months ended September 30, 1997, respectively, compared to $116,364 and $542,656 for the corresponding periods in 1996. The increase for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily attributable to increases in initial set-up fees, transactional revenue earned from financial service applications processed using Decisys/RT and product and channel license fees. In addition during 1997 the Company earned additional revenues from professional services and consulting and processing credit card and other electronic payment transactions.

         Sales and Rental. Sales and rental fees were $954,701 and $1,306,748 for the three and nine months ended September 30, 1997, respectively, compared to $199,321 and $2,311,342 for the corresponding periods in 1996. The increase during the three months ended September 30, 1997 as compared to the same period in 1996 is attributable to an increase in the number of ALMs deployed during the third quarter of 1997 under sales-type lease agreements. The decrease during the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily attributable to a net decrease in the number of ALMs deployed during 1997 under sales-type lease agreements.

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

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 1997 was $798,546 and $1,339,502, respectively, compared to $212,620 and $2,725,427 for the corresponding periods in 1996. The increase during the three months ended September 30, 1997 as compared to the same period in 1996 is primarily attributable to an increase in ALMs deployed under sales-type lease agreements during the third quarter of 1997 compared to the same period in 1996. The decrease during the nine months ended September 30, 1997 as compared to the same period in 1996 is attributable to a decrease in ALMs deployed under sales-type lease agreements in 1997, offset by an increase in depreciation expense in 1997 associated with an increase in ALMs in service under operating lease agreements in 1997.

         Research and Development. Costs incurred for research and development for the three and nine months ended September 30, 1997 totaled $896,460 and $2,583,334, respectively, as compared to $738,296 and $1,735,409 for the corresponding periods in 1996. The increase in research and development costs is attributable to increased staffing and continued technological development associated with the enhancement of the Company's Decisys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $3,755,032 and $11,462,475 for the three and nine months ended September 30, 1997, respectively, as compared to $3,451,979 and $5,968,165 for the corresponding periods in 1996. The increase is primarily attributable to the increase in the number of employees during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996 associated with the Company's product and channel development, expanded marketing, sales initiatives and operating activities.

         Interest Income/Expense. Interest income for the three and nine months ended September 30, 1997 totaled $479,326 and $1,598,104, respectively, as compared to $836,413 and $1,404,991 for the corresponding periods in 1996. The decrease in interest income for the three months ended September 30,1997 is due to a decrease in cash and cash equivalents and investments balances as compared to the same period of 1996 coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. The increase in interest income for the nine months ended September 30, 1997 as compared to the same period in 1996 is due to interest earned on the investment of proceeds from the Company's initial public offering in May 1996 and the amortization of deferred interest income relating to ALMs under sales-type lease agreements. Interest expense for the three and nine months ended September 30, 1997 was $6,523 and $29,371, respectively, compared to $10,920 and $56,469 for the corresponding periods in 1996.

Liquidity and Capital Resources

         The Company has generated operating losses of $23,727,200 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and, prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net cash and investments used during the nine months ended September 30, 1997 to fund operations was $11,345,467. Proceeds from the offering and other sources of cash were used to fund current period operations, including research and development of $2,583,334 and marketing activities of $952,071, capital expenditures of $2,184,620 and software development efforts of $444,748. At September 30, 1997, cash and liquid investments were $27,659,811 and working capital was $32,078,683.

         In July 1997, the Company adopted a share repurchase plan under which the Company would be authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. As of September 30, 1997, the Company had repurchased a total of 77,000 shares at an average price of $2.92 per share for an aggregate cost of $224,500 under the share repurchase plan. In addition, during 1997 the Company has repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.


         The Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during the remainder of 1997. During the remainder of 1997 and in 1998, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund research and development, marketing efforts designed to promote consumer awareness and use of its products and services and capital expenditures. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have material adverse effect on the Company's business, operating results and financial condition.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable

Part II. Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of September 30, 1997, the Company has used net proceeds of $60,078,000 from the offering as follows:


                                                         Direct   or    indirect
                                                         payments to  directors,
                                                         officers,       general
                                                         partners  of the issuer
                                                         or their associates; to
                                                         persons    owning   ten
                                                         percent  or more of any
                                                         class     of     equity
                                                         securities
                                                         of   the    issuer;    and   to      Direct   or    indirect
                                                         affiliates of the issuer.            payments to others
                                                         --------------------------------     ------------------------
Construction of plant, building and facilities                                                      $            -
Purchase and installation of machinery and equipment                                                     4,442,000
Purchase of real estate
Acquisition of other business(es)                                                                          300,000
Repayment of indebtness                                         $       771,000 1                        1,000,000
Working capital                                                                                         16,113,000
Temporary investments:
     US Treasury obligations                                                                            25,866,000
     Commercial paper                                                                                    1,502,000
     Money market / cash                                                                                   292,000
Other purposes
     Marketing                                                                                           3,087,000
     Research & development                                                                              4,962,000
     Purchase of software                                                                                1,743,000

1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer, Secretary and Treasurer





Date:  November 14, 1997