Form 10-K
period 1997-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 1998-03-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

                         Commission file number 0-28152

                         Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   57-0991269
                      (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $16,136,102 as of March 17, 1998. For purposes of such calculation, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and their immediate family members have been included because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         There were 30,155,673 shares of Registrant's Common Stock outstanding as of March 17, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's proxy statement with respect to the 1998 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

         Item 1 of this Form 10-K entitled "Business" and Item 7 of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are inherently uncertain and actual results could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements should be considered in the context of the business risks set forth below in Item 1 of this report under the caption "Business Risks."

Part I
Item 1  Business

General

         The Company was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. For the period from inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its Decision Support System/Real Time ("DeciSys/RT" Service Mark) (formerly known as the DSS system) and the Affinity Automated Loan Machine ("ALM" Registered Trademark), raising capital and recruiting personnel.

         Prior to early 1997 the Company's primary products and services consisted of the ALM system and a call center decisioning system which provided financial institutions the ability to originate unsecured consumer loans with little or no human intervention. During this period the Company's customers primarily utilized the ALM delivery channel which captured origination information for unsecured consumer loan applications and then routed this information to DeciSys/RT for an automated decision.

         Even though the Company believes the market for its products and services are vast, in 1997 the Company continued to experience disappointing revenue growth and an extremely lengthy sales cycle for its products. Average consumer use of ALMs in service and average rates for loan approvals have been lower than most customer expectations. While certain customers have deployed their ALMs in a manner that has resulted in acceptable loan approval rates, the Company believes that the economic viability of the ALM as an acceptable alternative to traditional and new lending methods has not yet been established, which has resulted in the termination of the Company's relationships with one significant ALM customer, another potentially significant ALM customer and certain other ALM customers. The terminations have not significantly affected the Company's operating results.

         During 1997 the Company continued its channel and product development to enable the automated decisioning, processing and fulfillment of financial product transactions by DeciSys/RT originating through not only ALMs, but also other non-ALM channels, including call centers, branches, and automobile dealerships. The Company's system includes inherent architecture that enables integration of origination, processing and fulfillment across a wide range of interface channels with the consumer. A significant new channel system developed in 1997 is e-xpertLender ("e-xpertLender" Service Mark). e-xpertLender is the Company's system that establishes connectivity among all of a financial institution's delivery channels, its automated decisioning system, and its risk management group. e-xpertLender also, upon approval, gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. The system enables call center agents and branch personnel to inquire as to the status of applications anytime and electronically notifies loan officers with respect to exceptions and the reason for referral. e-xpertLender replaced the Company's call center decisioning system (Assets3) previously developed under a joint venture agreement with Union Planters Corporation. The Company no longer markets the Assets3 system. Additionally, the joint venture agreement was terminated in 1997 (see Note 2 of "Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Minority Interest").

         The Company's expanded product capabilities for the ALM or e-xpertLender include auto loan vouchers, the ability to open checking accounts, overdraft protection, the ability to apply for lines of credit and credit cards, unsecured personal loans, direct and indirect auto loans, mortgages, and insurance, as well as counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. Financial product origination capabilities currently under development include home equity loans and the ability to apply for home equity lines of credit.

         Substantially all the Company's revenues to date have been derived from fees charged for the installation of the Company's products and services, sales and rental of ALMs and performance of professional services in conjunction with the installation of the Company's technology. To a lesser extent, the Company has derived recurring revenues from transactions processed through DeciSys/RT. The Company's strategy is to generate a recurring revenue stream from transaction fees while recovering its cost of assembling, installing and maintaining products and services through revenue generated by set-up, ALM sales and rental and other fees.

         In May 1997 the Company acquired the assets of Buy American, Inc. and Project Freedom, Inc. ("Buy American") for $300,000 in cash and 259,460 shares of common stock, plus additional consideration of up to $6,000,000 (no less than 80% of which would be payable in stock) depending on the performance of the business acquired during the five year period following the acquisition. The principal assets purchased in conjunction with the acquisition consisted of technology designed to originate automobile insurance policies through a kiosk ("the automobile insurance system") and a patent on the process utilized by the automobile insurance system. Buy American was in an early stage of development at the time of the acquisition, and the Company has continued development of the automobile insurance system. The automobile insurance system is very similar to the ALM System in its appearance, functions and interaction with consumers (see
Note 7 of "Notes to Consolidated Financial Statements - Acquisition").

         Except for the loans originated through Surety Mortgage, Inc. ("Surety"), a wholly-owned subsidiary of the Company formed in January 1998, the Company does not make or guarantee loans, does not receive any interest income or other fees directly from borrowers and does not offer, endorse or guarantee any other products or services offered by its financial institution customers (see "Products and Services - Mortgage Brokerage Business"). Under the terms of the contractual relationships with its customers, the Company is entitled to payment without regard to whether consumer loans made through an ALM or e-xpertLender are repaid.

Products and Services

         The  Company's   DeciSys/RT   system   automates  the   processing  and
consummation  of  financial  products  and  services.  Based  on  the  Company's proprietary object-oriented software, DeciSys/RT uses a multi-tiered client/server architecture to provide a stable, scalable platform capable of processing large numbers of transactions in a reliable, efficient and timely fashion. DeciSys/RT can simultaneously interact with consumers to capture personal information (such as through touch-screen terminals) and with third parties (such as credit bureaus) that supply additional information necessary to consummate the transaction efficiently. A central server located at the Company's Network Operations Center ("NOC") coordinates the flow and analysis of information and evaluates, based on each customer's underwriting model, whether and on what terms the transaction can be consummated.

         The Company has focused its product development efforts on exploiting its DeciSys/RT technology to enhance transaction origination, processing and fulfillment systems. The Company believes its DeciSys/RT technology is useful to businesses, such as consumer lending institutions, engaged in transactions that require collecting information from consumers and third parties, analyzing such information and providing transaction fulfillment. For such transactions, the channel integration in conjunction with the speed and efficiency of DeciSys/RT-based systems have the potential to offer significant advantages when compared to more labor intensive and less technically advanced origination, processing and fulfillment systems.

         The Affinity ALM

         General. The ALM and DeciSys/RT (together, the "ALM System") fully automate the consumer lending process, enabling consumers to apply for and, if approved, receive a personal loan (including loan documentation and proceeds) in as little as 10 minutes without involving loan officers, customer service representatives or other lending personnel. Similar in appearance to an automated teller machine ("ATM"), the ALM is a fully automated system that utilizes the Company's proprietary DeciSys/RT technology to process certain financial service transactions, generate the underlying documentation and distribute proceeds from loan transactions. The Company believes the deployment of ALMs in retail centers, the workplace, leisure and travel destinations and other non-traditional banking locations will enable the Company's customers to reduce their costs of processing certain consumer financial service transactions and maintain or increase their revenues and assets. The Company also believes its customers can use the ALM as a substitute for traditional branch-based consumer transactions, which involves significant personnel costs and typically takes substantially more time to complete.

         Design and Features. The ALM looks and interacts with consumers much like an ATM and can be operated as a free standing kiosk. The Company's existing customers have located ALMs in traditional branch offices, malls, retail stores and other retail environments.

         The ALM System contains a magnetic strip card reader used to identify loan applicants by credit card, charge card, or debit card, a personal identification number ("PIN") pad which can be used in conjunction with the magnetic strip card reader to capture PIN codes used by debit and ATM cards as an alternative or additional method to identify loan applicants, a touch-screen monitor used to elicit information from applications, a magnetic pen and signature capture unit used to electronically execute loan documents, a magnetic ink character reference ("MICR") reader used to verify savings and checking account information, a digital camera system used to photograph applicants as they sign loan documents, video cameras used to take pictures at intervals during all hours of ALM operations, a laser printer used to print loan documents and checks on site and a modem connecting the ALM to the Company's NOC. The software supporting each ALM System is modified by the Company to meet the marketing and underwriting requirements of each financial institution customer.

         The ALM Systems in service during 1995, 1996 and early 1997 primarily permitted consumers to apply for and receive unsecured consumer loans in amounts, and on terms and conditions, specified by the particular ALM sponsor. Also during this period the Company continued to develop additional financial products which could be originated at an ALM and processed through DeciSys/RT. The products and services currently available through an ALM System include auto loan vouchers, the ability to open checking accounts, overdraft protection, the ability to apply for lines of credit and credit cards, unsecured personal loans, direct and indirect auto loans, mortgages, and insurance. The ALM system can also make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. The ALM System also has the ability to cross-sell other products and services offered by the institution during the time the applicant is waiting for a decision on a loan application. Financial product origination capabilities currently under development include home equity loans and the ability to apply for home equity lines of credit. In addition, financial product fulfillment capabilities using the ALM as a fulfillment device are available for all of the Company's products offered using DeciSys/RT. The Company's developmental activities are subject to the risks inherent in the development of new products and applications, including the development of unforeseen design or engineering problems. See "Business Risks - Early Stage Products and Services."

         Fraud Detection. The ALM System employs a number of methods intended to detect and prevent fraudulent loan applications, some of which are standard for all ALMs and some of which are customized to fit each customer's underwriting model and specifications. Certain information, such as credit card data, is verified by contacting third-party verification services. In addition, the DeciSys/RT system contains fraud analysis software that evaluates consumer-supplied data, such as social security numbers and addresses, against a number of format and consistency tests. Moreover, additional fraud analysis is performed through the use of on-line fraud detection service providers. As a further deterrent, each ALM imprints a digital photograph of the loan applicant on all checks and other loan documents generated in a transaction. The Company periodically refines its fraud detection programs to include other forms of data verification to aid in the identification of fraud. Although the Company is unaware of any significant instances of fraud in connection with loans consummated through the use of ALMs, the rate of fraudulent activity could increase. See "Business Risks - Risk of Fraud in Consumer Lending."

         Deployment. The Company currently is able to design, assemble and install an ALM System for a new customer in 45 to 90 days from the time an order is accepted. The Company generally is able to assemble and install additional ALMs for a customer's existing ALM System in approximately 45 days.

         The Company subcontracts with unaffiliated third parties to construct the ALM enclosure, assemble certain ALM components and provide periodic maintenance for ALMs placed in service. Otherwise, all aspects of assembly and installation, including purchasing of components, ALM final testing and transportation, currently are performed by employees of the Company. Once the systems have been designed and assembled, the Company tests the operational readiness of each ALM. During this stage, customers are required to review the appearance of the ALM and to run test transactions in order to check adherence to the customer's underwriting model. Prior to installation, each customer must certify in writing that its ALM System meets its lending and other standards.

         After an initial order is received, the Company consults with the customer to prepare any necessary specialized software applications and loan documentation and to design the exterior graphics of the ALM and the computer screens. The Company works closely with its customers to develop the program design and consumer interface and assists its customers in complying with regulatory requirements by providing, among other things, forms prepared by a third-party provider of standardized documents for financial services. The Company, through its demographic and underwriting consulting staff, periodically consults with its customers regarding ALM performance.

         The Company has established relationships with vendors of the hardware components of the ALM. The Company purchases ALM components as needed to meet firm and expected orders. The Company believes that all ALM components are available from a wide variety of sources.

         The Company generally is not obligated to retrofit ALMs in service with new hardware, software or other product enhancements. However, the Company believes that it is often advantageous to do so in order to reduce costs associated with maintaining multiple production versions in service. Accordingly, the Company's ALM agreements generally require ALM customers to accept enhancements and generally require those who do not desire to accept operational upgrades to ALMs in service to pay a special maintenance fee. Due to cost savings often associated with upgrades and the Company's goal of expanding consumer acceptance and usage of ALMs, the Company historically has upgraded ALMs in service. The net costs of such upgrades have not been significant to date and are not expected to be material in the future. With respect to product enhancements allowing ALMs to offer new products, the Company may charge additional fees to incorporate such products into ALMs in service.

         e-xpertLender

         During 1997, the Company developed its e-xpertLender System ("e-xpertLender"), which enables automated decisioning and processing of certain financial products by DeciSys/RT through ALMs and other non-ALM channels, including call centers, branches, and automobile dealerships. e-xpertLender establishes connectivity among all of a financial institution's delivery channels, its automated decisioning system, and its risk management group. The system enables call center agents and branch personnel to inquire as to the status of any transaction anytime and for loan transactions electronically notifies loan officers with respect to any exceptions and the reason for referral. e-xpertLender supports the ability to open, process and track through closing checking accounts, overdraft protection, the ability to apply for lines of credit and credit cards, unsecured personal loans, direct and indirect auto loans and home equity loans and lines of credit. Using the e-xpertLender inquiry capabilities, a lender can review online the status of a transaction and, when appropriate, make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. e-xpertLender also, upon approval, gives the consumer a choice of closing methods that includes branches, ALMs, mail and third party closing agents. The Company is currently enhancing e-xpertLender so the products and services currently available through the ALM and DeciSys/RT will also be available through other channels including call centers, branches, the Internet, and automobile dealerships. The Company currently has one customer utilizing its e-xpertLender system.

         In addition to the origination capabilities enabled by e-xpertLender, the Company has developed interfaces with other existing third-party origination channels used by potential and current clients. Inherent in the Company's channel architecture is the ability of the technology to integrate channels through the exchange of message sets or an Application Program Interface ("API"). The ability of the Company's technology to exchange information, whether it is between the Company's channels or other third-party channels, allows integration of transaction origination, processing and fulfillment activities across a wide range of channels with the consumer.

         Deployment. Upon an order of e-xpertLender, the Company enters into a contract with the customer pursuant to which the customer is granted a non-exclusive license to use certain software supporting the system. The Company is responsible for the installation of the e-xpertLender software and integration of the system with DeciSys/RT. The Company currently has only one customer utilizing e-xpertLender system and such system has been deployed in phases as the functionality of the system has been developed and completed components accepted by the customer. The Company believes e-xpertLender system for a new customer can be installed in 60 to 90 days from the time an order is accepted. However, due to the limited history of e-xpertLender installations and the nature of the initial installation process, no assurance can be given that the Company will be able to meet installation estimates contemplated by the Company.

         Revenues - ALMs and e-xpertLender

         Revenue Sources. The Company derives both recurring and one-time revenues from the ALM and e-xpertLender systems as described below.

         Transaction, Software and Hardware Maintenance Fees. Upon order of an ALM and/or e-xpertLender the Company enters into an agreement with the customer pursuant to which the customer agrees to pay a transaction fee for each application and each loan transaction consummated based on a percentage of the principal amount of the loan on a completed unit basis. The amount of such transaction fees will depend on a variety of factors, including the type of loan and the number of ALMs and e-xpertLender workstations operated by the particular customer. During 1997, the Company revised the ALS Agreement, so that the customer agrees to pay monthly ALM hardware maintenance fees and software maintenance fees associated with the software supporting the system.

         Set-Up Fees. The Company's agreements provide for the payment of set-up fees to cover the installation of the ALM hardware and system software and/or the e-xpertLender system as well as the non-exclusive right to use the software, both of which are generally determined based on the number of ALMs and e-xpertLender workstations operated by the customer. Generally, such fees are paid by customers when the systems are ordered. Set-up fees are initially recorded as deferred revenue. Upon acceptance of an ALM and/or e-xpertLender system, the Company generally recognizes as revenue (i) the portion of such set-up fee associated with the installation in an amount approximately equal to the cost of set-up and installation, and (ii) an additional component of the set-up fees related to non-refundable license fees. The remainder of such set-up fees is recognized as deferred revenue and amortized ratably over the term of the agreement. Certain of the Company's ALS Agreements entered into during 1995 and 1996 provide that the customer may apply a portion of the initial set-up fee to future transaction and other fees. The Company capitalizes the unearned portion of such set-up fee as deferred revenue, which is amortized ratably as revenue over the term of the related agreement.

         ALM Sales and Rental Fees. The Company enters into a lease agreement with its customers under which the customer agrees to pay a monthly rental fee for the hardware components of the ALM. The amount of the rental fee typically is based on the number of ALMs operated by the customer, and the rental term generally is 48 months. The Company recognizes revenue associated with ALM leases pursuant to Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases." Under SFAS 13, the Company's ALMs are either sales-type or operating leases. If the ALMs meet the criteria for sales-type leases under SFAS 13, the present value of the future minimum lease payments is recognized as sales revenue in the period in which the sale occurs. Rental revenue associated with operating leases is recognized as rental revenue over the term of the ALM lease.

         Professional Services Fees. In conjunction with the installation of the Company's technology, additional customer-specific technology development is performed from time to time by the Company. The Company generally enters into a contract with the customer for the performance of these services. Upon completion of its contractual obligations and acceptance of professional services by the customer, the Company generally recognizes the corresponding revenue associated with such services.

         Integrated Performance Management Services. In conjunction with the installation of an ALM and e-xpertLender system, the Company may agree to perform services designed to refine the system to aid in targeting customer market initiatives. These services include ALM site selection and evaluation, integration and evaluation of current processing capabilities, focus group results and marketing research studies, education, incentive training and marketing and promotional services. The Company generally enters into a contract with the customer for the performance of these services, and upon completion of its contractual obligations, the Company generally recognizes the corresponding revenue associated with these services.

         Mortgage Brokerage Business

         In January 1998 the Company formed Surety to engage in activities incidental to the mortgage brokerage business, including marketing, originating, closing and selling mortgage loans to permanent investors. Surety offers first mortgage loans directly to consumers and immediately sells such loans to wholesale mortgage bankers ("wholesalers") that sponsor the loan programs offered by Surety. Surety only offers consumers loans that will be acquired by wholesalers under such programs. Moreover, upon making loan commitments to consumers, Surety immediately receives a commitment from a wholesaler to acquire the loan upon closing, thereby reducing the risk of loss. Prior to the time a loan is closed, the loan is submitted to a wholesaler for underwriting. Accordingly, when the loans are closed they are immediately transferred to a wholesaler, thereby minimizing any credit risk associated with lending activities.

         The Company formed Surety for the primary purpose of directly deploying technology developed by the Company (primarily ALMs) in a manner in which the Company believes will facilitate future deployment of its mortgage loan products. Surety's mission is to find the best deployment locations and develop deployment and business strategies which provide actual market data that can be used to market the Company's mortgage loan products to the Company's prospective customers. The Company believes that the formation of Surety will provide a cost effective means to gather and test market data which may shorten the lengthy sales cycle often encountered by the Company. See "Business Risks - Lengthy Sales Cycle."

         Surety will earn revenues from fees charged to consumers for the origination services it performs and from premiums on loan sales paid by the wholesaler. Revenues from interest associated with such loans is not expected to be significant since Surety does not contemplate holding any loans for any significant period of time prior to the sale of the loan.

         Second Look Program

         The Company has developed a program (the "Second Look" program) to provide a means through which loan applications that are rejected by the primary ALM sponsor can be reviewed and funded at the ALM by one or more secondary lenders during a single application process. The Second Look program is designed to enable the ALM System to serve two traditionally distinct consumer finance markets: the "prime" market, consisting of consumers with more attractive credit profiles who are often served by banks, and the "sub-prime" market, consisting of consumers with less attractive credit profiles who are more likely to be served by consumer finance companies. Under the Second Look program, a consumer applying for a loan through an ALM would first be considered by the institution that operates the ALM. If the consumer does not meet the primary institution's lending requirements, he or she may be considered by one or more secondary lenders serving the sub-prime market. If the consumer qualifies for a loan from a secondary lender, the loan could be consummated at the ALM. In such event, the primary ALM sponsor would receive a fee, the secondary lender would book the loan and the consumer would obtain the loan from the secondary lender. The Company believes that the Second Look function can be performed without adding significant time to the application process. Under the Second Look program, if such program is successfully implemented, the Company would enter agreements with second look lenders whereby the Company would earn transaction fees for loans processed. The Company would receive a transaction fee equal to a percentage of the aggregate principal amount of all loans funded through the Second Look program.

         Certain regulatory issues, including in particular, state and federal regulation of consumer finance companies as well as the underperformance of ALMs in relation to current and prospective customer expectations, have prevented the Company from implementing the Second Look program. No assurance can be given that the Company will ever earn any revenues from its Second Look program. See "Business Risks - Governmental Regulation" and "Uncertainties of Future Regulation-Unproven Market, Unproven Acceptance of the Company's Products and Services."

Sales and Marketing

         The Company has concentrated its sales and marketing resources on participation in well-recognized and widely attended industry trade shows and regional presentations at which attendees are offered the opportunity to participate in a live and interactive demonstration of the ALM, e-xpertLender, DeciSys/RT and corresponding processing capabilities of the Company's financial products and services. The Company also utilizes direct mailing of literature and videos, advertisements in trade magazines and other targeted materials. The Company has an internal marketing group that coordinates the marketing of the Company's technology and its products and services nationwide through customer meetings, trade shows and the use of public relations firms and advertising agencies. Additionally, this group has designed marketing support materials for use by the Company's customers to educate their personnel and assist in educating consumers and creating product awareness. The Company has also developed and administers incentive-based transaction improvement programs.

         The Company's marketing group has established an in-house demographic and underwriting consulting staff to consult with existing and prospective customers to identify suitable locations for ALMs and refine underwriting models to achieve desired rates of return and risk tolerance, through market and process research. The Company also provides after-sale support to its customers with respect to improving the performance of ALM operations.

         The Company's direct sales force is functionally segregated to target five distinct industry groups: large regional commercial banks, savings banks, credit unions, mortgage banks and other financial service providers. To leverage the Company's direct marketing group and sales force, the Company has entered into strategic alliances with certain vendors that presently service the technology needs of financial institutions and other potential customers of the Company. Such vendors sell products or services that are complementary to the ALM, e-xpertLender and/or the DeciSys/RT system and have established sales organizations which have formed existing relationships with potential customers of the Company. Under such agreements, such vendors will receive a commission for their sales efforts. The Company also has entered into an agreement with a certain hardware vendor, under which such vendor will market and sell kiosks that contain and access the software applications developed by the Company in a manner comparable to the Company's ALM. Under such agreements, such vendor is able to manufacture and sell their own kiosks, directly interact with customers with respect to ALM and e-xpertLender design, certification and implementation and receive a portion of the transaction fees generated by system usage.

Competition

         The market for products and services that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the ALM, e-xpertLender, or DeciSys/RT will be competitive technologically or otherwise, or that any other products and services currently available or developed by the Company will be competitive technologically or otherwise. The ability of the Company to compete in the market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability to continually improve and expand the ALM, e-xpertLender, DeciSys/RT and other products and services the Company may develop to meet changing customer requirements.

         Electronic commerce technologies in general, including the ALM and e-xpertLender, compete with traditional consumer lending methods, including in-person loan applications at branch offices of financial institutions and cash advances on credit cards, home equity lines of credit and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the ALM, e-xpertLender and DeciSys/RT and of any other electronic commerce products and services the Company currently offers or may develop to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

         The  Company  also  faces  competition  from  companies  engaged in the business of producing automated lending systems and other alternatives to conventional consumer lending, including software and data processing companies and technology and service companies. In particular, the Company is aware of several companies, including Dyad Corporation ("Dyad"), that have developed video and other kiosk technology for the delivery of financial services. In addition, the Company is aware of certain companies that have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services, such as America-On-Line, Inc. ("America-On-Line"), CompuServe, Inc. ("CompuServe") and Prodigy Services Co. ("Prodigy"), to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services, including International Business Machines Corporation ("IBM"), Microsoft Corp. ("Microsoft"), Intuit Inc. ("Intuit") and Meca Software, Inc. ("Meca"). Further, the Company understands that ULTRADATA Corporation ("ULTRADATA") has developed certain on-line processing systems for the credit union market that may be in direct competition with the Company's products and services. The Company will also compete with Credit Management Solutions, Inc. ("CMSI") in connection with its e-xpertLender based automobile loan system. See "Business Risks Competition, Future Price Erosion."

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

Technology

         The DeciSys/RT system employs a multi-tiered client/server architecture that integrates the consumer interface, application analysis function and multiple data sources together in a seamless operating environment. The DeciSys/RT architecture enables true multi-tasking, which permits an expedient loan decision. The DeciSys/RT uses standard C++ code and object-oriented programming which permits the decoupling of functional development from system deployment, greatly reducing the time and cost of maintenance. The Company anticipates easy platform portability by using standards such as the TCP/IP communications protocol and C++ programming language, while maintaining compatibility with widely accepted third-party database programs and operating systems.

         The Company's NOC, located in Columbia, South Carolina, connects to the various ALMs and e-xpertLender workstations in service through a private network. The NOC is connected to the network via dedicated 56.6 Kbps lines (upgradable to T-1) while the ALMs use dial-up connections and e-xpertLender systems utilize T-1 or dial-up connectivity. The Company also maintains leased line connections to TRW Inc., Trans Union Corporation, Equifax Inc. and other providers of information for validation of a consumer's identity and loan underwriting. The combination of data-encryption techniques and the closed loop nature of the system provide for a secure environment.

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

Intellectual Property

         The Company has applied with the United States Patent and Trademark Office ("PTO") for patents to protect the closed loop lending system utilized by, and the other essential features of, the ALM System. Such applications and all amendments thereto to date have been rejected by the PTO. The Company nevertheless intends to continue prosecution of its applications and, if necessary, appeal the PTO's rejection of such patent applications. "Affinity," "DeciSys/RT," and "e-xpertLender" are registered service marks and "ALM" and "More Assets, Less Infrastructure" are registered trademarks of the Company.

         During 1997, the Company acquired the assets of Buy American, which includes a patent covering the processing of insurance products automatically through a kiosk.

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

Research and Development

         The Company's software and financial product origination development activities include home equity loans and the ability to apply for home equity lines of credit and the enhancement of the technological capabilities associated with the current products and services available through the ALM, e-xpertLender, and DeciSys/RT.

         The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's success. During 1997 and 1996, the Company spent approximately $3,526,257 and $2,905,232, respectively, on research and development activities or approximately 85.0% and 57.2% of 1997 and 1996 revenues, respectively. The Company anticipates that it will continue to commit substantial resources to research and development activities for the future.

Government Regulation

         The financial services industry is subject to extensive and complex federal and state regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loans, credit unions, consumer finance companies and other consumer lenders, as well as customers in the insurance industry that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state banking and insurance regulation. The Company's products and services must be designed to work within the regulatory environment in which its customers operate.

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

Employees

         At December 31, 1997, the Company employed approximately 152 full-time employees and 1 part-time employee. The Company has no collective bargaining agreements.

Backlog

     At March 31, 1998, the Company had contracts for professional services, technology set-up and delivery of other product software, under which the Company is obligated to perform services that will result in approximately $1.9 million of revenues. At March 31, 1997, the Company had contracts for the delivery of products and services with revenues of approximately $1.3 million.

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

         Limited Operating History; Significant Losses; Accumulated Deficit; Future Losses

         The Company was incorporated in January of 1994 and placed its first ALM in service in January 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 1997 of $28,105,547, with operating losses of $705,971 for the period from inception (January 12, 1994) through December 31, 1994, and $2,308,029, $9,692,195 and
$15,399,352 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company expects to incur substantial additional costs to complete its products and services in development, to enhance and market the ALM, e-xpertLender and DeciSys/RT and to complete any new products and services that may be developed by the Company. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

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

         Potential for Fluctuation in Quarterly Results

         Because the Company has a limited operating history, management has very little data upon which to base estimated operating revenues and expenses. In addition, the Company has rapidly expanded its technology, installation, sales and marketing and other resources in order to support its growth objectives. The levels of these expenditures, which are to a large extent fixed, are based in part on the Company's goals as to its future revenues. The Company's revenues are affected by many factors, including demand for the
Company's technology and demand for any additional products or services developed by the Company, introduction and enhancement of products and services by the Company and its competitors, market acceptance of such technology in existence or developed in the future, mix of distribution channels through which products are sold and general economic conditions (particularly those conditions affecting financial products and services supply and demand). Further, the
Company's current customer base is highly concentrated and such concentration may have a significant effect on revenues due to the uncertainty of new and additional sales of the Company's technology. See "- Lack of Product Diversification; Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending." Shortfalls in demand for the Company's technology in relation to the Company's expectations, and the occurrence of other factors which have caused revenues to fall short of the Company's expectations, have had and may continue to have an adverse effect on the Company's business, operating results and financial condition.

         The uncertainty regarding the extent and timing of any revenue growth coupled with the Company's substantial operating expenses (many of which the Company is unable to adjust in a timely manner) means that the Company will likely continue to experience substantial quarterly fluctuations in its operating results. In addition, the Company will continue to commit significant resources to further fund research and development, develop new distribution channels and broaden its customer support capabilities. To the extent these expenses are not preceded or followed by substantially increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

         In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases," the Company treats certain of its leases for which the present value of future minimum lease payments exceeds 90% of the cost of the related ALM as sales-type leases and all other leases are treated as operating leases. For sales-type leases, the Company recognizes as revenue, generally upon ALM installation and acceptance, the present value of the aggregate future minimum lease payments to be received during the term of the related rental agreement using the Company's incremental borrowing rate for lease-secured transactions as the discount rate. For operating leases, the Company recognizes lease payments as revenue ratably over the term of the applicable agreement. A default by any significant customer of its obligation to make lease payments or a termination of an ALM agreement could have an adverse effect on the Company's quarterly operating results, particularly with regard to ALMs that are leased under agreements treated as sales-type leases.

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

         Unproven Market; Unproven Acceptance of the Company's Products and Services

         The market for products and services that enable electronic commerce is new, developing and uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's future growth and financial performance will depend upon consumer acceptance of electronic commerce as an attractive means of conducting certain consumer financial transactions and also upon institutional acceptance of the Company's products as a preferred means for serving consumers. Such institutional acceptance will in part depend on continued and growing use of relatively new quantitative credit scoring methodologies that are amenable to automation. If the electronic commerce market fails to grow or grows more slowly than anticipated, or if lenders reduce their use of quantitative credit scoring tools, the Company's business, operating results and financial condition would be materially adversely affected. Furthermore, even if this market does experience substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth. Failure of either the providers of consumer financial services or the consumers of such services to quickly accept electronic commerce distribution channels in general, and the Company's electronic commerce enabling technologies in particular, or the inability of the Company's products and services to satisfy its customers' or consumers' expectations, have had and may continue to have an adverse effect on the Company's business, operating results and financial condition.

         Because the market for the Company's products and services is new, evolving and uncertain, it is difficult to determine the size and predict the future growth rate, if any, of this market. The market for the Company's products, including the ALM and e-xpertLender, and its planned products and services may never be developed, or may develop at a slower pace than expected, or such products and services may not be adopted by participants in this market or may be adopted by only a limited number of participants. If the market fails to develop or develops more slowly than expected, or if the Company's products and services do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

         None of the Company's ALM customers has, to the Company's knowledge, made any determination with respect to making ALMs a significant component of its long-term retail delivery strategy. Accordingly, there can be no assurance when or if any additional orders will be forthcoming. Further, even if the Company does succeed in generating substantial additional orders from existing customers, uncertainty as to the timing and implementation of any such orders adds to the unpredictability of the Company's quarterly operating results.

         As of March 31, 1998, there were 121 ALMs deployed or accepted and awaiting deployment. Agreements with one customer covering 50 ALMs, entered into in 1996, provided that if, after two years in service, the ALMs covered by such agreements did not meet certain performance criteria, the customer could terminate the agreements with respect to the ALMs subject to payment of a fee based on the number of months remaining under the contract. In February 1998, the Company and such customer agreed to terminate their relationship, which includes the return of all 50 ALMs. Further, agreements with one customer covering eight ALMs in service provided that if such ALMs did not achieve loan volumes averaging one loan per day over a one month period in the second quarter of 1997, the customer could terminate the agreement with respect to such ALMs. The ALMs did not achieve loan volumes averaging one loan per day during the applicable period and the agreement was terminated. In addition, agreements with one customer covering 30 ALMs deployed or awaiting deployment provide for the waiver of the monthly rental fee for any month during which such ALMs do not process a certain volume of loans, which volume of loans is substantially greater than the volume of loans processed by ALMs currently deployed by such customer.

         Lengthy Sales Cycle

         The Company has to date experienced a lengthy sales cycle for the ALM and e-xpertLender. In most cases, the time between initial customer order contact and the execution of a final contract has exceeded six months. While the Company believes that the length of the sales cycle may compress over time if the Company's technology gains acceptance in the marketplace, there can be no assurance such compression will take place in the future.

         Early Stage Products and Services

         The Company's ALM, e-xpertLender, DeciSys/RT, and planned products and services are in the early stages of development and are subject to the risks inherent in the development and marketing of new products including the development of unforeseen design or engineering problems with the Company's products and applications. There can be no assurance that these or other risks associated with new product development will not occur. The occurrence of one or more of these risks could have a material adverse effect on the Company's business, operating results and financial condition.

         Rapid Technological Changes

         The market for products and services that enable electronic commerce is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the ALM, e-xpertLender or the DeciSys/RT system will be competitive technologically or otherwise or that any other products and services available or developed by the Company will be competitive technologically or otherwise. The ability of the Company to compete in this market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability continually to improve the ALM, e-xpertLender and the DeciSys/RT system and other products and services the Company has available or may develop to meet changing customer requirements. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to the market new and enhanced services and products in a timely manner; that such products, services and technologies will be commercially successful; that the Company will benefit from such development; or that products, services and technologies developed by others will not render the Company's products, services and technologies noncompetitive or obsolete. If the Company is unable to penetrate new markets in a timely manner in response to changing market conditions or customer requirements or if new or enhanced products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected.

         Competition, Future Price Erosion

         Electronic commerce technologies in general, including the ALM and e-xpertLender, compete with traditional consumer lending methods, including in-person loan applications at branch offices of financial institutions and cash advances on credit cards and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the ALM and e-xpertLender and of any other electronic commerce products and services the Company may develop to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

         The  Company  also  faces  competition  from  companies  engaged in the business of producing automated lending systems and other alternatives to conventional consumer lending, including software and data processing companies and technology and service companies. In particular, the Company is aware of several companies, including Dyad, that have developed video and other kiosk technology for the delivery of financial services. In addition, the Company is aware of certain companies that have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services, such as America-On-Line, CompuServe and Prodigy, to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services, including IBM, Microsoft, Intuit, and Meca. Moreover, IBM and The Chase Manhattan Bank have announced a system for processing automobile loans over the Internet. Further, the Company understands that ULTRADATA has developed certain on-line processing systems for the credit union market that may be in direct competition with the Company's products and services. The Company will also compete with CMSI in connection with its e-xpertLender automobile loan system, which is in development. See "Business - Products and Services."

         The Company expects competition to increase in the future from existing and new competitors that produce automated loan systems and other alternatives to traditional consumer lending methods. Such competitors may include actual or potential customers of the Company that may develop competitive technology internally. Most of the Company's current and potential competitors in the market for its products and services have substantially greater financial, marketing and technical resources than the Company. Accordingly, the Company may not be able to compete successfully against new or existing competitors.
Furthermore, competition may reduce the prices that the Company is able to charge for its products and services thereby potentially lowering revenues and margins, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business Competition."

         Lack of Product Diversification; Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

         For the year ended December 31, 1997, the Company derived a substantial portion of its recurring revenues from its ALM operations. Further, a substantial portion of the Company's revenues in the future are expected to be derived from fees associated with the ALM, e-xpertLender and DeciSys/RT technologies. Accordingly, the Company will be heavily dependent on market acceptance of these technologies and, in particular, its acceptance as a vehicle for executing transactions historically executed through traditional distribution channels. The failure of the Company to generate demand for the ALM and e-xpertLender or the occurrence of any significant technological problems with the ALM, e-xpertLender and DeciSys/RT would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's business is currently concentrated on the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in that industry. For example, a decrease in consumer lending could result in smaller overall market for the Company's products and services. Furthermore, U.S. banks are continuing to consolidate, decreasing the overall potential number of buyers for the Company's products and services. Moreover, three customers accounted for approximately 68% of the Company's revenue in 1997. The Company expects that its operating revenues will continue to be attributable to a relatively small number of customers. See "--Unproven Market; Unproven Acceptance of the Company's Products and Services." These factors as well as others affecting the consumer lending industry could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's business currently depends upon the volume of consumer loans made through ALMs and e-xpertLender. Historically, demand for consumer loans has been cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans or the willingness of financial institutions to provide funds for such loans, such as changes in interest rates and the overall consumer indebtedness level, could have a material adverse effect on the Company's business, operating results and financial condition.

         Limited Protection of Technology

The Company is heavily dependent upon its technology, but holds no patents with respect to such technology except the patent related to issuance of insurance products at a kiosk which was acquired in accordance with the acquisition of Buy American. The Company has applied with the PTO for patents to protect the closed loop lending system utilized by, and the other essential features of, the ALM System. Such applications and all amendments thereto to date have been rejected by the PTO. The Company nevertheless intends to continue prosecution of its applications and, if necessary, appeal the PTO's rejection of such patent applications.
         The  Company  regards  certain of its  technology  as  critical  to its business and attempts to protect such technology under copyright and trade secret laws and through the use of employee, customer and business partner confidentiality agreements. Such measures, however, afford only limited protection, and the Company may not be able to maintain the confidentiality of its technology.

     As result of the foregoing factors, existing and potential competitors may be able to develop products and services that are competitive with or superior to the Company's products and services, and such competition could have a material adverse effect on the Company's business, operating results and financial condition. See "Business- Intellectual Property."

         New Management; Management of Growth

         The Company's rapid growth has placed and may continue to place a significant strain on the Company's managerial, operational and financial resources. As of December 31, 1997, the Company had grown to approximately 153 employees from 135 and 55 employees at December 31, 1996 and 1995, respectively, and six employees at December 31, 1994. The inability of management and recently hired employees of the Company to adjust quickly to, and perform as expected in, their respective roles within the Company could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Dependence on Third Parties

         The expected rapid growth of the market for products that enable electronic commerce, together with the number and resources of competitors seeking to serve that market and the limited resources of the Company, make the success of the Company and its business dependent on, among other things, its ability to identify and reach agreements and work successfully with third parties. In particular, the Company relies or expects to rely on third parties in connection with its customer relationships, strategic alliance arrangements (see "- Undeveloped Distribution Channels"), assembly of products and other areas. There can be no assurance that the Company will be successful in identifying such third parties, that it will be able to reach suitable agreements with such third parties or that it will be able to successfully implement any such agreements that are or have been reached. Failure by the Company to accomplish any of the above could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's success depends particularly on the ability of customers and third parties to market successfully the Company's products and services. For example, the ability of the Company to realize recurring revenues from transactions is dependent on the success of its customers in generating consumer demand for transactions using the Company's products and services. Failure of ALM customers to generate and sustain consumer demand for the ALM and other products and services that may be developed by the Company has had and may continue to have an adverse effect on the Company's business, operating results and financial condition. Although the Company views its strategic and other alliances with third parties as an important factor in the development and commercialization of its products and services, there can be no assurance that such third parties view their alliances with the Company as significant for their own businesses or that they will not reassess their commitment to the Company at a time in the future. Currently, the Company's agreements with ALM customers generally do not require them to meet minimum performance requirements. Instead, the Company relies on the voluntary efforts of such customers to promote consumer acceptance and use of ALMs. The Company's ability to maintain relationships with its customers and third parties will depend, in part, on its ability to successfully enhance products and services and develop new products and services. The Company's inability to meet such requirements could result in its customers and third parties seeking alternative providers of the Company's products and services, which would have an adverse effect on the Company's business, operating results and financial condition.

         Undeveloped Distribution Channels

         The Company currently sells its products and services directly through its own sales force, marketing agreements with strategic partners and distribution agreements with other entities. For the Company to achieve broad distribution of the ALM or any other products or services it may develop, it must implement effective marketing and distribution arrangements with third parties. The inability of the Company to enter into favorable arrangements with strategic partners and other entities could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company could incur significant costs and expend substantial time to train and educate strategic partners about the Company's products and services. If the Company is unable to successfully and efficiently train and educate strategic partners or other third parties, the Company may not achieve, or achieve in a timely fashion, broad distribution of its products and services. To the extent broad distribution of the Company's products and services is not achieved, there would be a material adverse effect on the Company's business, operating results and financial condition.

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

Shares Eligible for Future Sale; Possible Adverse Effect on Market Price

         Sales of substantial amounts of Common Stock in the public market or the prospect of such sales could adversely affect the market price for the Company's Common Stock and the ability of the Company to raise equity capital in the future. As of March 17, 1998, the Company had outstanding an aggregate of 30,155,673 shares of Common Stock. Of such shares, an aggregate of approximately 12,430,240 shares of Common Stock are freely tradeable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), except for any of such shares acquired by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The Company believes that the holders of the remaining 17,725,433 shares are "Affiliates" of the Company and, accordingly, that such shares may be sold without registration only in compliance with the Securities Act (including Rule 144). At December 31, 1997, approximately 44,600 and 315,110 options were exercisable under the 1996 and 1995 Option Plans, respectively. Weighted average exercise price was $6.09 and $0.44 and the weighted average remaining contractual life was 9.3 and 7.8 years under the 1996 and 1995 Option Plans, respectively, at December 31, 1997. There were warrants exercisable into an aggregate of 3,471,340 shares of common stock at a weighted average exercise price of approximately $0.0001 per share. The issuance of shares of capital stock to address liquidity needs of the Company or for other business purposes could also adversely affect the market price of the Company's Common Stock.

Volatility of Stock Price and Risk of Litigation

         The Company's Common Stock price has been extremely volatile and has experienced substantial and sudden fluctuations. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

Control by Principal Stockholders

         The directors and executive officers of the Company collectively beneficially own approximately 45.5% of the Common Stock and Jeff A. Norris, the Company's President and Chief Executive Officer, individually beneficially owns 35.3% of the Common Stock of the Company. As a result, these persons will be able to exercise control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and could have an adverse effect on the market price of the Common Stock.

Government Regulation and Uncertainties of Future Regulation

         The financial services industry is subject to extensive and complex federal and state regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loans, credit unions, consumer finance companies and other consumer lenders, as well as customers in the insurance industry that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state banking and insurance regulation. The Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Community Reinvestment Act, and restrictions on the establishment, number and location of branch offices and remote electronic banking facilities such as automated teller machines. Because many of these regulations were promulgated before the development of products that enable electronic commerce (such as the ALM), the application of such regulations to any products and services developed by the Company must be determined on a case-by-case basis. Affinity has not attempted to review the laws of each state that might be applicable to the deployment of ALMs or e-xpertLender. It is possible that other states may have or will in the future adopt specific regulations applicable to the deployment and operation of ALMs. Furthermore, some consumer groups have expressed concern regarding the privacy and security of ALMs, the use of automated credit scoring tools in underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt. It is possible that consumer groups or others could take actions to cause one or more states eventually to promulgate specific regulations applicable to the deployment and operation of ALMs and/or e-xpertLender. Regulations currently existing or promulgated in the future that significantly restrict the ability of a financial institution to install ALMs at multiple locations outside branch offices or otherwise adversely affect the use of ALMs or any other products or services the Company has or may develop could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 2.  Properties

         The Company's principal executive offices are located at 1201 Main Street in Columbia, South Carolina. Such office space encompasses approximately 33,000 square feet and is currently under lease which expires in 2001. The Company also leases approximately 2,800 square feet of office space at 1500 Hampton Street, Suite 130 in Columbia, South Carolina, under a lease which is due to expire in 2001. The Company's primary assembly and quality assurance facilities are located at 2500 Leaphart Road in West Columbia, South Carolina, which encompasses approximately 19,000 square feet and is currently under lease which expires in 2001. The Company also sub-leases approximately 1,000 square feet of sales office space in New York, New York from Columbia Financial Partners, L.P., an affiliate of Alan H. Fishman, who is Chairman of the Board and a director of the Company.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

                      Executive Officers of the Registrant
Name                           Age       Position with the Company
Jeff A. Norris                 37        President and Chief Executive
                                          Officer and Director
Joseph A. Boyle                44        Senior Vice President, Chief
                                          Financial Officer, Secretary
                                          and Treasurer
Clement D. Lamarre             65        Senior Vice President - Operations and
                                          Sales
Terrence J. Sabol, Sr.         52        Senior Vice President - Technology
John D. Rogers                 54        Senior Vice President

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

Joseph A. Boyle became Senior Vice President and Chief Financial Officer of the Company in September 1996 and Secretary and treasurer in May 1997. Prior to joining the Company, Mr. Boyle served as Price Waterhouse LLP engagement partner for all of its Kansas City, Missouri financial services clients and as a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse LLP from September 1982 to August 1996.

Clement D. Lamarre, Senior Vice President of Sales and Operations, became an employee of the Company in May 1997. From June 1996 until May 1997, Mr. Lamarre provided consulting services to the Company. Prior to joining the Company, from 1991 to 1997, Mr. Lamarre owned and operated his own consulting business and prior to 1991, Mr. Lamarre was employed as Director of Wholesale and Retail Distribution by Digital Equipment Corporation.

Terrence J. Sabol, Sr., Senior Vice President of Technology, joined the Company in October 1995. From July 1990 to October 1995, he served as Products Manager for Policy Management Systems Corporation, a Columbia, South Carolina company that provides and supports computer systems for insurance companies.

John D. Rogers became Senior Vice President of the Company in January 1997. Mr. Rogers served as President of Affinity Processing Corporation, a majority owned subsidiary of the Company, from May 1996 until May 1997. Prior to joining the Company, Mr. Rogers served as Executive Vice President of the Information Services Group of BISYS Group, Inc., from 1989-1996.

Part II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters
         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of December 31, 1997, the Company has used net proceeds of $60,078,000 from the offering as follows:

                                                         Direct   or    indirect
                                                         payments to  directors,
                                                         officers,       general
                                                         partners  of the issuer
                                                         or their associates; to
                                                         persons    owning   ten
                                                         percent  or more of any
                                                         class     of     equity
                                                         securities
                                                         of   the    issuer;    and   to      Direct   or    indirect
                                                         affiliates of the issuer.            payments to others
                                                         --------------------------------     ------------------------
Construction of plant, building and facilities                                                     $            -
Purchase and installation of machinery and equipment                                                     4,691,000
Purchase of real estate                                                                                          -
Acquisition of other business(es)                                                                          300,000
Repayment of indebtness                                         $       771,000 1                        1,000,000
Working capital                                                                                         17,717,000
Temporary investments:
     US Treasury obligations                                                                            20,545,000
     Commercial paper                                                                                    1,521,000
     Money market / cash                                                                                 1,540,000
Other purposes:
     Marketing                                                                                           3,747,000
     Research & development                                                                              6,016,000
     Purchase of software                                                                                2,230,000

1 Reflects the repayment of debt owed to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.


         The Company's common stock is traded on The Nasdaq National Market under the symbol "AFFI." The following table presents the high and low sales prices of the Company's common stock for the periods indicated during 1996 and 1997, as reported by The Nasdaq National Market. The Company completed its initial public offering in the second quarter of 1996 at a price of $13.00 per share. As of March 17, 1997, there were 199 stockholders of record of the common stock.

                              Sales Price Per Share
                                                        High             Low
1996:
April 25, 1996 to June 30, 1996                        $24.25           $7.63
Third Quarter 1996                                      14.25            6.00
Fourth Quarter 1996                                     10.75            6.25
1997:
First Quarter 1997                                       8.13            4.75
Second Quarter 1997                                      5.13            3.50
Third Quarter 1997                                       4.13            2.81
Fourth Quarter 1997                                      3.75            2.25

         The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

         The following table presents selected financial data of the Company for the periods indicated. The following financial data should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and Notes thereto and other information included elsewhere in this report.

                                                                                                              Period from
                                                                                                               Inception
                                                                                                              (January 12,
                                                                        Year ended                              1994) to
                                                                       December 31,                           December 31,
                                                       1997               1996                1995                1994
                                                 ------------------ ------------------ ------------------- -------------------
Statements of Operations Data:
Revenues                                          $    4,146,899     $    5,081,818     $    1,524,911      $            -
Costs and expenses:
Cost of revenues                                       2,125,646          3,088,321          1,101,330                   -
Research and development                               3,526,257          2,905,232            368,452             264,600
Selling, general and administrative expenses          15,892,560         10,819,381          2,305,653             428,896
                                                 ------------------ ------------------ ------------------- -------------------
Total costs and expenses                              21,455,463         16,812,934          3,775,435             693,496
                                                 ------------------ ------------------ ------------------- -------------------
Operating loss                                       (17,397,564)       (11,731,116)        (2,250,524)           (693,496)
Interest income                                        2,033,571          2,099,004             48,476                   -
Interest expense                                         (35,359)           (60,083)          (105,981)            (12,475)
                                                 ------------------ ------------------ ------------------- -------------------
Net loss                                          $  (15,399,352)    $   (9,692,195)    $   (2,308,029)     $     (705,971)
                                                 ================== ================== =================== ===================
                                                 ================== ================== =================== ===================
Net loss per share - basic and diluted            $       (0.54)     $       (0.40)     $       (0.15)      $       (0.08)
                                                 ================== ================== =================== ===================
                                                 ================== ================== =================== ===================
Shares used in computing net loss per share           28,477,880         24,136,480         15,044,286           9,185,078
                                                 ================== ================== =================== ===================

                                                                                 December 31,
                                                       1997               1996                1995               1994
                                                 ------------------ ------------------ ------------------- -------------------
Balance Sheet Data:
Cash and cash equivalents                         $    4,470,185     $   31,563,950     $    1,235,983      $       29,985
Short-term investments                                19,135,415         10,583,997                  -                   -
Working capital (deficit)                             28,599,560         43,672,679         (1,134,465)           (431,547)
Net investment in sales-type leases,
   less current portion                                1,328,741          2,386,010            860,295                   -
Total assets                                          42,209,570         56,098,857          4,591,168             338,172
Notes payable, less current portion                            -                  -            222,399             200,000
Capital lease obligations to related party,
   less current portion                                        -             66,245            148,119             199,508
Capital stock of subsidiary held by
   Minority investor                                           -            200,000            137,500                   -
Stockholders' equity                                  39,230,570         52,134,639            617,412            (679,463)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. From the period of inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its DeciSys/RT technology (formerly known as the "DSS System") and the Affinity Automated Loan Machine ("ALM"), raising capital and recruiting personnel.

         During 1995, 1996 and early 1997 the Company's primary products and services consisted of the ALM and a call center decisioning system that provided financial institutions the ability to originate unsecured consumer loans with little or no human intervention. During this period, the Company's customers primarily utilized the ALM delivery channel which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision. Also during this period the Company continued to develop additional financial products which could be originated at an ALM and processed through DeciSys/RT. These products included loans secured by cash collateral, and the functions necessary to open checking accounts, renew existing loans, cross sell other products and make counter offers to applicants who qualify for a loan amount higher or lower than the loan originally requested.

         During 1997 the Company continued its channel and product development to enable the automated decisioning, processing and fulfillment of financial product transactions by DeciSys/RT originating through not only ALMs, but also other non-ALM channels, including call centers, branches, and automobile dealerships. The Company's system includes inherent architecture that enables integration of origination, processing and fulfillment across a wide range of interface channels with the consumer. A significant new channel system developed in 1997 is e-xpertLender. e-xpertLender is the Company's system that establishes connectivity among all of a financial institution's delivery channels, its automated decisioning system, and its risk management group. e-xpertLender also, upon approval, gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. The system enables call center agents and branch personnel to inquire as to the status of applications at anytime and electronically notifies loan officers with respect to exceptions and the reason for referral. e-xpertLender replaced the Company's call center decisioning system (Assets3) previously developed under a joint venture agreement with Union Planters Corporation. The Company no longer markets the Assets3 system. Additionally, the joint venture agreement was terminated in 1997 (see Note 2 of "Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Minority Interest").

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of December 31, 1997 of $28,105,547, with operating losses of $15,399,352, $9,692,195, and $2,308,029 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market the ALM, e-xpertLender and Decisys/RT and to complete any new products and services that may be developed. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

         The market for the Company's products and services is new, evolving and uncertain, and it is difficult to determine the size and predict the future growth rate, if any, of this market. In addition, the market for products and services that enable electronic commerce is highly competitive and is subject to rapid innovation and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market has validated a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position.

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

         Pursuant to the Company's standard ALM Automated Loan System Agreement (the "ALS Agreement"), (i) the Company (a) grants to the customer a non-exclusive right to use the software supported by the Company's Decisys/RT system and (b) agrees to provide technical assistance to the customer during the term of such agreement and (ii) the customer agrees to pay the initial set-up fee, a non-refundable fee for the non-exclusive right to use the software as well as fees for each application and each loan transaction consummated based on a percentage of the principal amount of the loan. At the time an order is placed by a customer, the Company typically collects a non-refundable set-up fee as well as a non-refundable fee for the non-exclusive right to use the software, all of which are initially recorded as deferred revenue. Generally, upon installation of an ALM, the Company recognizes as revenue the non-refundable fee for the non-exclusive right to use the software and a portion of the set-up fee in an amount approximately equal to the cost of set-up and installation of such ALM, with the remainder of such set-up fee amortized ratably over the term of the ALS Agreement. Additionally, under the ALS Agreement, the Company collects other miscellaneous processing fees that are designed to help the Company recapture a portion of its processing costs. The Company recognizes these fees as revenue when earned under the terms of the ALS Agreement.

         The Company generally leases ALM hardware to its customers under a standard rental agreement that typically is non-cancelable and has a term of 48 months, although certain of the Company's agreements allow customers to terminate such agreements prior to the end of their term in certain circumstances. In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS 13"), "Accounting for Leases," the Company treats certain leases as sales-type leases, and other leases are treated as operating leases. For its sales-type leases, under SFAS 13, the Company recognizes as revenue, generally upon ALM installation, the present value of the aggregate future minimum lease payments to be received during the term of the related rental agreement using the Company's estimated incremental borrowing rate for lease-secured transactions as the discount rate. The difference between the aggregate future minimum lease payments and the present value of such lease payments is capitalized as unearned interest income and amortized into revenue over the term of the rental agreement. For operating leases, the Company recognizes lease payments as revenue ratably over the term of the applicable agreement. Significant fluctuations in quarterly revenue and operating results may result depending on whether leases consummated during a period are sales-type or operating leases.

         Prior to May 31, 1995, the Company generally used an agreement that provided for (i) an initial fee, substantially all of which is credited against future licensing fees at a predetermined rate over the term of the agreement, and (ii) monthly or quarterly licensing fees equal to the greater of a minimum amount and a fee calculated based upon the principal amount of loans funded. Such agreements have terms of 12, 24 or 48 months. The Company has recorded the prepaid portion of the initial fee as deferred revenue, which is amortized over the term of the particular agreement. The Company treats such agreements as operating leases. Accordingly, monthly and quarterly fees under such agreements are recognized as revenue over the term of the applicable agreements. The Company depreciates the cost of ALMs leased under such agreements over five years using the straight-line method. At December 31, 1997, there were 48 ALMs in service under such agreements.

         In conjunction with the installation of the Company's technology, the Company may agree to perform additional customer specific technology development for the customer. The Company generally enters into a contract with the customer for the performance of these services which typically defines deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the deliverables by the customer, the Company recognizes the corresponding revenue as professional services.

         The Company accounts for research and development costs as operating costs and expenses such costs in the period incurred. In accordance with
Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software costs incurred in the development of a software application after the technological feasibility of the application has been established. Technological feasibility is established when an application design and a working model of the application have been completed and the completeness of the working model and its consistency with the application design have been confirmed by testing. From the time technological feasibility is established until the time the relevant application is available for general release to customers, software development costs incurred are capitalized at the lower of cost or net realizable value. Thereafter, costs related to the application are again expensed as incurred. Capitalized software development costs are amortized using the greater of the revenue curve or straight-line method over the estimated economic life of the application. Software costs capitalized include direct labor, other costs directly associated with the development of the related application and an allocation of indirect costs, primarily facility costs and other costs associated with the Company's software development staff. The Company bases such allocation on the percentage of the Company's total labor costs represented by the software development labor costs.

Results of Operations

         Revenues

         The Company's  revenues were  $4,146,899,  $5,081,818 and  $1,524,911 for the years ended  December 31, 1997,  1996 and 1995, respectively.

         Sales and rental fees of $1,590,620, initial set-up fees of $638,687, professional services of $792,734 and transaction fees and other income of $1,124,858 represented approximately 38.4%, 15.4%, 19.1% and 27.1%, respectively, of the Company's revenues for 1997. During 1996 the Company's revenues consisted of sales and rental fees of $2,552,158, non-recurring license revenue of $1,800,000, initial set-up fees of $426,848 and transaction and other fees of $302,812 which accounted for approximately 50.2%, 35.4%, 8.4% and 6.0%, respectively, of the Company's revenues for 1996. Sales and rental fees of $1,275,101, initial set-up fees of $128,715 and transaction and other fees of $121,095 accounted for approximately 83.6%, 8.4% and 7.9%, respectively, of the Company's revenues for 1995.

         The decrease in sales and rental fees for the year ended December 31, 1997 as compared to 1996 is due to an overall decrease in the number of ALMs deployed under sales-type leases during 1997. The increase in sales and rental fees for the year ended December 31, 1996 as compared to 1995 is primarily attributable to an overall increase in the number of ALMs deployed under sales-type and operating leases during 1996. During 1997, the Company consummated sales-type leases for 28 ALMs compared to 74 and 30 ALM sales-type leases in 1996 and 1995, respectively.

         The increase in initial set-up fees for the year ended December 31, 1997 as compared to 1996 is attributable to a general increase in the amount of set-up fees charged as well as set-up fees which were recognized in association with the deployment of ALMs in conjunction with a short-term pilot program. The increase in initial set-up fees for the year ended December 31, 1996 as compared to 1995 is essentially attributable to an increase in the number of ALMs deployed during 1996 under both sales-type and operating leases. At December 31, 1997, 1996 and 1995, there were a total of 171, 164 and 51 ALMs, respectively, under both sales-type and operating leases. Subsequent to December 31, 1997, the Company and a significant ALM customer terminated their relationship with respect to 50 ALMs under sales-type and operating leases. The Company does not believe that such action had or will have a material effect on the Company's financial condition or operating results.

         The increase in transaction fees and other income for the year ended December 31, 1997 as compared to 1996 is primarily attributable to transaction revenue earned from financial service applications processed using DeciSys/RT and from processing credit card and other debit card transactions. In addition, during 1997 the Company experienced an increase in revenue associated with the accretion of deferred fees due to an increase in the overall number of ALMs under both sales-type and operating leases throughout 1997 as compared to 1996. The increase in transaction fees and other income for the year ended December 31, 1996 as compared to 1995 is primarily due to an increase in transaction fees and revenue associated with the accretion of deferred fees, both of which are associated with an increase in the overall number of ALMs under both sales-type and operating leases throughout 1996 as compared to 1995.

         Non-recurring license fees of $1.8 million during 1996 reflect one-time license fees paid by Union Planters Corporation to Affinity Processing Corporation ("APC"), a subsidiary of the Company, for a perpetual, royalty-free license to use the Company's call center decisioning system (formerly known as "Assets(3)") in North America. Pursuant to an arrangement among the Company, APC and Union Planters, all amounts paid by Union Planters to APC as license fees were paid by APC to the Company as license fees.

         During 1997 the Company recognized revenue associated with contracts to perform professional services, primarily for one customer. Generally such services involve customizing the Company's products to operate in accordance with a customer's specifications. Prior to 1997 the Company had not entered into any significant agreements of this type.

         Total ALM sales and professional services for 1997 were to 5 customers. All ALM sales represented new customer relationships, while professional services were performed for 4 of the 5 new customers. One customer accounted for 60.2% and 91.3% of ALM sales and rental and professional services revenue, while two customers accounted for 48% and 13%, respectively, of total revenue during 1997. For information relating to customer revenue concentrations for 1996, see
Note 10 of "Notes to Consolidated Financial Statements - Segment Information." The loss of any one of these customers may have a material adverse effect on the Company's financial condition or results of operations due to the developing nature of the Company's customer base and revenue streams. The Company expects that a substantial portion of the Company's operating revenues in the future may continue to be attributable to relatively few customers. Such customer concentration may cause significant fluctuations in the Company's quarterly and annual revenues due to the uncertainty of the timing of new and additional orders for ALMs.

         In 1997, the Company continued to experience disappointing revenue growth and an extremely lengthy sales cycle for its products. Average consumer use of ALMs in service and average rates for loan approvals have been lower than most customers' expectations. While certain customers have deployed their ALMs in a manner that has resulted in acceptable loan approval rates, the Company believes that the economic viability of the ALM as an acceptable alternative to traditional and new lending methods has not yet been established, which has resulted in the terminations of the Company's relationship with one significant ALM customer, another potentially significant ALM customer and certain other ALM customers. Such activities did not significantly affect the Company's historical operating results.

         Costs and Expenses

         Cost of Revenues. Cost of revenues for the years ended December 31, 1997, 1996 and 1995 were $2,125,646, $3,088,321 and $1,101,330, respectively.
Cost of revenues primarily reflects (i) set-up costs including the cost of preparing ALMs for installation, (ii) the cost of ALM components and (iii) salaries and overhead allocated to cost of revenues. Approximately $493,143 or 23% of the Company's cost of revenues for 1997 was attributable to the cost of materials used in the assembly of ALMs, compared to $1,353,334 or 43.8% and $698,604 or 63.4% during 1996 and 1995, respectively. The cost of ALM hardware sold under capital leases, depreciation expense for hardware leased to customers under operating leases and other direct and indirect costs associated with sales and rental revenues totaled $1,041,455, $2,426,476 and $891,040 for the years ended December 31, 1997, 1996 and 1995, respectively. Labor and other direct and indirect costs associated with initial set-up fees totaled $232,077, $426,848 and $122,404 for the years ended December 31, 1997, 1996 and 1995, respectively. Labor and other direct and indirect costs associated with transactions and other revenue totaled $328,067, $91,063 and $87,886 for the years ended December 31, 1997, 1996 and 1995, respectively. Labor and other direct and indirect costs associated with professional services revenue during 1997 totaled $524,047. Direct and indirect costs associated with license revenue in 1996 consisted primarily of allocated salaries and overhead and totaled $143,934.

         The decrease in the cost of revenues for the year ended December 31, 1997 as compared to 1996, excluding the costs associated with professional services in 1997 and license revenue in 1996, is primarily attributable to an overall decrease in the number of ALMs deployed during the period under both sales-type and operating leases offset by an increase in depreciation expense associated with an increase in the number of ALMs in service under operating lease arrangements during 1997. The increase in the cost of revenues for the year ended December 31, 1996 as compared to the same period in 1995, excluding the costs associated with license revenue in 1996, is attributable to an overall increase in the number of ALMs deployed during the period under both sales-type and operating leases offset by cost efficiencies in 1996 associated with the redesign and standardization of the installation process, as discussed below.

         The cost of designing, assembling and installing individual ALMs fluctuated significantly during 1995. Prior to September 1995, the Company incurred significant costs in customizing ALM designs for customers. Since that time, the Company has standardized the base operating system and redesigned the cabinet structure, graphics and component installation to reduce the cost, assembly time and ALM size. Further, during 1997 and 1996 the Company outsourced certain aspects of ALM cabinet construction, hardware assembly and delivery to reduce costs.

         Research and Development. Research and development expenses for the year ended December 31, 1997 were $3,526,257, compared to $2,905,232 and $368,452 for the years ended December 31, 1996 and 1995, respectively. The increase in research and development expenses is primarily attributable to the Company's enhancement of its DeciSys/RT technology and the development of additional financial product origination capabilities during 1997 and 1996. During 1997 and 1996, the Company capitalized $451,304 and $214,820, respectively, of software development costs related primarily to the development of certain loan applications. During 1995, the Company capitalized $216,587 of software development costs related to the ALM. Capitalized software development costs are being amortized over 48 months. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 were $15,892,560, compared to $10,819,381 and $2,305,653 for the years ended December 31, 1996 and 1995, respectively. SG&A expenses during 1997 consisted primarily of personnel costs of $9,672,691; professional fees of $1,891,751, consisting primarily of legal, accounting, recruiting and relocation fees; advertising and marketing costs of $1,488,147; deferred compensation expense amortization of $480,534; and travel costs of $935,270. SG&A expenses during 1996 consisted primarily of personnel costs of $5,375,856; professional fees of $2,290,017 consisting primarily of legal, accounting, recruiting and relocation fees; advertising and marketing costs of $1,661,508; deferred compensation expense amortization of $1,028,489; and travel costs of $791,693. SG&A expenses during 1995 consisted primarily of personnel costs of $585,421; professional fees of $372,076 consisting principally of legal fees associated with capital financings, the Company's patent applications and general corporate matters; deferred compensation expense amortization of $524,248; and travel costs of $114,823.

         The increase in personnel costs for the year ended December 31, 1997 as compared to 1996, and the year ended December 31, 1996 as compared to 1995, is attributable to an increase in the number of employees and timing of such increases during 1997 and 1996 associated with expansion of the Company's operating activities. The decrease in deferred compensation expense for the year ended December 31, 1997 as compared to 1996, is due to the forfeiture of stock options granted under the Company's 1995 Stock Option Plan. The increase in deferred compensation expense for the year ended December 31, 1996 as compared to 1995, is due to an increase in the amortization of deferred compensation associated with the issuance of additional stock options in 1996 under the Company's 1995 Stock Option Plan.

Interest Income

         Interest  income of  $2,033,571  and  $2,099,004  during 1997 and 1996, respectively, primarily reflects interest income attributable to the short-term investment of the proceeds from the Company's initial public offering in May 1996. Interest income also reflects the amortization of deferred interest income attributable to ALM sales-type leases. The amount of interest income attributable to short-term investments and the amortization of deferred interest was substantially unchanged in 1997 as compared to 1996. Interest income of $48,476 for the year ended December 31, 1995 reflects the amortization of deferred interest income attributable to ALM sales-type leases.

Interest Expense

         Interest expense for the year ended December 31, 1997 was $35,359, compared to $60,083 and $105,981 for the years ended December 31, 1996 and 1995, respectively. The decrease for the year ended December 31, 1997 as compared to 1996, is due primarily to payments made under the terms of capital lease obligations and other charges. The decrease for the year ended December 31, 1996 as compared to the same period in 1995, is due primarily to the repayment of outstanding debt with the proceeds from the Company's initial public offering.

Income Taxes

         The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 1997, 1996 and 1995, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         The Company has generated operating losses of $28,105,547 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.

         Net cash used in 1997 to fund operations was $15,394,559. During 1997, net proceeds from the offering and other sources of cash were used to fund operations and capital expenditures of $1,683,755. At December 31, 1997, cash, cash equivalents and short-term investments were $23,605,600 and working capital was $28,599,560. At December 31, 1996, cash, cash equivalents and short-term investments were $42,147,947 and working capital was $43,672,679.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash resources at the rate used in 1997, the Company will deplete its existing cash resources in the latter part of 1999. The Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during 1998. During 1998, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund research and development, marketing efforts designed to promote consumer awareness and use of its products and services and capital expenditures. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         In July 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. As of December 31, 1997, the Company had repurchased a total of 336,000 shares at an average price of $2.58 per share for an aggregate cost of $867,438 under the share repurchase plan. In addition, during 1997 the Company has repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

         Implications of Year 2000 Issues

         The Company has evaluated its existing applications and systems against anticipated Year 2000 issues and has modified its software to address identified issues. All current and future technology initiatives are being developed with Year 2000 issues in mind and will also be tested and modified accordingly, if necessary, to eliminate known issues. The Company has determined that no significant modifications or replacement of portions of its software are necessary to assure that its computer systems will function properly with respect to dates in the year 2000 and beyond.

         The Company has initiated discussions with significant suppliers, customers and financial institutions to ensure those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact operations. The Company is assessing the extent its operations are vulnerable should those organizations fail to remediate properly their computer systems.

Item 7.(a)  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplemental Data

The report of independent auditors and consolidated financial statements are set forth below (see item 14(a)(1) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Affinity Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Technology Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                       /s/  ERNST & YOUNG LLP

Greenville, South Carolina
March 11, 1998

                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                              December 31,
                                                                       1997                  1996
                                                               ---------------------- --------------------
Assets
Current assets:
  Cash and cash equivalents                                      $    4,470,185         $   31,563,950
  Investments                                                        19,135,415             10,583,997
  Accounts  receivable,  less  allowance  for doubtful
   accounts of $400,120 and $198,987 at December 31, 1997
   and 1996,respectively                                              1,944,947                327,895
  Net investment in sales-type leases - current:
    Third parties                                                     1,537,902                620,270
    Related party                                                       195,026                245,110
  Inventories                                                         2,960,038              2,804,978
  Other current assets                                                  799,628                820,987
                                                               ---------------------- --------------------
Total current assets                                                 31,043,141             46,967,187
Net investment in sales-type leases - non-current:
  Third parties                                                       1,317,753              2,159,832
  Related party                                                          10,988                226,178
Property and equipment, net                                           6,028,980              6,073,303
Software development costs, less accumulated
  amortization of $117,807 and $67,686 at December
  31, 1997 and 1996, respectively                                       750,323                363,721
Other assets                                                          3,058,385                308,636
                                                               ====================== ====================
Total assets                                                     $   42,209,570         $   56,098,857
                                                               ====================== ====================

See accompanying notes.

                                                                               December 31,
                                                                       1997                   1996
                                                               ---------------------- ----------------------
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related        $       64,222         $       69,987
party
  Accounts payable                                                      666,824              1,442,662
  Accrued expenses                                                      390,584                802,534
  Accrued compensation and related benefits                             561,391                455,405
  Current portion of deferred revenue - related party                    40,463                 81,259
  Current portion of deferred revenue - third parties                   720,097                442,661
                                                               ---------------------- ----------------------
Total current liabilities                                             2,443,581              3,294,508
Capital lease obligations to related party, less current
  portion                                                                     -                 66,245
Deferred revenue - related party                                              -                 39,805
Deferred revenue - third parties                                        535,419                363,660
Capital stock of subsidiary held by minority investor                         -                200,000
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001; authorized
   60,000,000  shares, issued 31,550,199 in 1997
   and 27,879,680 shares in 1996                                          3,155                  2,788
  Additional paid-in capital                                         69,858,571             68,777,090
  Deferred compensation                                              (1,558,574)            (3,939,044)
  Treasury stock, at cost (992,207 shares at
     December 31, 1997)                                                (967,035)                     -
  Accumulated deficit                                               (28,105,547)           (12,706,195)
                                                               ---------------------- ----------------------
Total stockholders' equity                                           39,230,570             52,134,639
                                                               ====================== ======================
Total liabilities and stockholders' equity                       $   42,209,570         $   56,098,857
                                                               ====================== ======================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                              Years ended December 31,
                                                                 1997                   1996                   1995
                                                         ---------------------- ---------------------- ----------------------
Revenues:
   Transactions and other                                  $     1,124,858        $       302,812        $       121,095
   Initial set-up                                                  638,687                426,848                128,715
   Sales and rental (including $286,413 and $400,591
     from related party for 1996 and 1995,                       1,590,620              2,552,158              1,275,101
respectively)
   Professional services                                           792,734                      -                      -
   License revenue                                                       -              1,800,000                      -

                                                         ---------------------- ---------------------- ----------------------
                                                                 4,146,899              5,081,818              1,524,911
Costs and expenses:
   Cost of revenues                                              2,125,646              3,088,321              1,101,330
   Research and development                                      3,526,257              2,905,232                368,452
   Selling, general and administrative expenses                 15,892,560             10,819,381              2,305,653
                                                         ---------------------- ---------------------- ----------------------
Total costs and expenses                                        21,544,463             16,812,934              3,775,435
                                                         ---------------------- ---------------------- ----------------------
Operating loss                                                 (17,397,564)           (11,731,116)            (2,250,524)
Interest income                                                  2,033,571              2,099,004                 48,476
Interest expense - third parties                                         -                      -                (23,325)
Interest expense - related parties                                 (35,359)               (60,083)               (82,656)
                                                         ---------------------- ---------------------- ----------------------
Net loss                                                   $   (15,399,352)       $    (9,692,195)       $    (2,308,029)
                                                         ====================== ====================== ======================
Net loss per share - basic and diluted                     $        (0.54)        $        (0.40)        $        (0.15)
                                                         ====================== ====================== ======================
Shares used in computing net loss per share                     28,477,880             24,136,480             15,044,286
                                                         ====================== ====================== ======================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                             Preferred  Preferred             Additional                                                   Total
                              Stock,      Stock,    Common      Paid-in       Deferred     Treasury     Accumulated    Stockholders'
                             Series A    Series B   Stock       Capital     Compensation    Stock         Deficit          Equity
                             ---------- ----------- -------- ------------ --------------- ------------- --------------- ------------
Balance at December 31, 1994  $      -   $       -  $ 1,508   $   25,000    $        -    $      -     $  (705,971)    $   (679,463)
  Issuance of preferred
   stock,Series A              250,000           -        -            -             -           -               -          250,000
  Issuance of preferred
   stock, Series B                   -   2,732,356        -            -             -           -               -        2,732,356
  Issuance of common stock           -           -      162       98,138             -           -               -           98,300
  Deferred compensation
   related to grant of stock
   options                           -           -        -    4,114,822    (4,114,822)          -               -                -
  Amortization of deferred
   compensation                      -           -        -            -       524,248           -               -          524,248
  Net loss                           -           -        -            -             -           -      (2,308,029)      (2,308,029)
                             ---------- ----------- --------- ----------- ------------- ----------- --------------- ----------------
Balance at December 31, 1995   250,000   2,732,356    1,670    4,237,960    (3,590,574)          -      (3,014,000)         617,412
  Exercise of warrants               -      45,417        -            -             -           -               -           45,417
  Conversion of preferred
   stock                      (250,000) (2,777,773)     602    3,027,171             -           -               -                -
  Initial public offering            -           -      506   60,088,010             -           -               -       60,088,516
   proceeds
  Exercise of stock options          -           -       10       46,990             -           -               -           47,000
  Deferred compensation
   related to grant of stock
   options                           -           -        -    1,376,959    (1,376,959)          -               -                -
  Amortization of deferred
   compensation                      -           -        -            -     1,028,489           -               -        1,028,489
  Net loss                           -           -        -            -             -           -      (9,692,195)      (9,692,195)
                             ---------- ----------- -------- ------------ ------------- ----------- --------------- ----------------
Balance at December 31, 1996         -           -    2,788   68,777,090    (3,939,044)          -     (12,706,195)      52,134,639
  Exercise of warrants               -           -        4       37,473             -           -               -           37,477
  Exercise of warrants by
     related party                   -           -      240            -             -           -               -              240
  Exercise of stock options          -           -       30      144,034             -           -               -          144,064
  Amortization of deferred
   compensation                      -           -        -            -       480,534           -               -          480,534
  Forfeiture of stock
   options                           -           -        -   (1,899,936)    1,899,936           -               -                -
  Purchase of treasury stock                              -            -             -    (967,035)              -         (967,035)
  Issuance of common stock
   in exchange for capital
   stock of subsidiary held by
   minority investor                 -           -       67    1,599,933             -           -               -        1,600,000
  Issuance of common stock
   for acquisition                   -           -       26    1,199,977             -           -               -        1,200,003
  Net loss                           -           -        -            -             -           -     (15,399,352)     (15,399,352)
                             ========== =========== ======== ===========  ============= ============= =============   ==============
Balance at December 31, 1997   $     -    $      -  $ 3,155  $69,858,571   $(1,558,574)  $(967,035)   $(28,105,547)     $39,230,570
                             ========== =========== ======== ============ ============= =========== =============== ================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             Years ended December 31,
                                                                1997                   1996                   1995
                                                        ---------------------- ---------------------- ---------------------
Operating activities
Net loss                                                  $   (15,399,352)       $   (9,692,195)        $   (2,308,029)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                               2,066,270               902,846                145,248
    Amortization of deferred compensation                         480,534             1,028,489                524,248
    Provision for doubtful accounts                               456,841               170,000                  3,667
    Inventory valuation allowance                                 230,000                20,000                 46,000
    Deferred revenue                                              368,594            (1,098,072)               754,227
    Deferred license revenue                                            -                     -              1,237,500
    Other                                                         195,505                59,243                 22,931
    Changes in current assets and liabilities:
       Accounts receivable                                     (2,073,893)             (261,531)              (146,962)
       Net investment in sales-type leases                        189,721            (2,093,519)            (1,157,871)
       Inventories                                               (755,248)           (2,420,946)              (257,317)
       Other assets                                                (6,633)             (784,976)               (28,232)
       Accounts payable                                          (775,838)              702,449                486,309
       Accrued expenses                                          (477,046)              508,361                281,313
       Accrued compensation and related benefits                  105,986               233,331                187,478
                                                        ---------------------- ---------------------- ---------------------
Net cash used in operating activities                         (15,394,559)          (12,726,520)              (209,490)
Investing activities
Purchases of property and equipment                            (1,683,755)           (5,558,806)            (1,350,702)
Proceeds from sale of property and equipment                      144,535                     -                      -
Software development costs                                       (451,304)             (214,820)              (216,587)
Purchases of short-term investments                           (34,345,695)          (10,583,997)                     -
Sales of short-term investments                                25,794,277                     -                      -
Other                                                            (300,000)             (349,618)                (5,954)
                                                        ---------------------- ---------------------- ---------------------
Net cash used in investing activities                         (10,841,942)          (16,707,241)            (1,573,243)
Financing activities
Proceeds from notes payable to related parties                          -               450,000                769,269
Proceeds from notes payable to third parties                            -             1,000,000                250,000
Principal payments on capital leases                              (72,010)             (156,289)               (53,075)
Payments on notes payable to related parties                            -              (775,416)              (170,427)
Payments on notes payable to third parties                              -            (1,000,000)              (300,536)
Proceeds from sale of capital stock of subsidiary to
  minority interest                                                     -                62,500                137,500
Purchase of treasury stock                                       (871,775)                    -                      -
Exercise of warrants                                               37,717                45,417                      -
Exercise of options                                                48,804                47,000                      -
Proceeds from issuance of common stock                                  -            60,088,516                  1,000
Proceeds from issuance of preferred stock                               -                     -              2,355,000
                                                        ---------------------- ---------------------- ---------------------
Net cash (used in) provided by financing activities              (857,264)           59,761,728              2,988,731
                                                        ---------------------- ---------------------- ---------------------
Net (decrease) increase in cash                               (27,093,765)           30,327,967              1,205,998
Cash and cash equivalents at beginning of year                 31,563,950             1,235,983                 29,985
                                                        ====================== ====================== =====================
Cash and cash equivalents at end of year                  $     4,470,185        $   31,563,950         $    1,235,983
                                                        ====================== ====================== =====================

Cash paid during the year for:
    Interest                                              $             -        $       85,287         $       67,377

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.       The Company

Affinity Technology Group, Inc. (the "Company") was incorporated on January 12, 1994. On May 1, 1996, the Company completed a public offering of 5,060,000 shares of $0.0001 par value Common Stock (the "Initial Public Offering"). The Initial Public Offering price was $13 per Common Share resulting in gross offering proceeds of $65,780,000. Proceeds to the Company, net of underwriters' discount and total offering expenses, were $60,088,516.

Simultaneously with the offering the preferred stock of the Company, consisting of 23,810 shares of Series A Preferred Stock and 32,967 shares of Series B Preferred Stock (including 3,702 shares of Series B Preferred Stock issued upon the exercise of outstanding warrants), was automatically converted into an aggregate of 6,018,362 shares of Common Stock.

Since its formation the Company has concentrated its product development efforts primarily on a "closed loop" electronic commerce system that enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels for their products and services, thereby increasing assets and revenues and broadening customer relationships while reducing their operating and infrastructure costs.

The primary platform currently offered by the Company is the Automated Loan Machine ("ALM"), which permits a consumer to apply for and, if determined to be a suitable credit risk, receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine ("ATM"), the Affinity ALM is a fully automated system that utilizes the Company's proprietary DeciSys/RT technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. In addition, the ALM can be programmed to process other financial services transactions such as the establishment of savings and checking accounts, the consummation of joint loans, certain secured loans and credit consolidation loans and the issuance of credit cards.

Similar to the ALM platform, the Company has developed the e-xpertLender platform. This platform permits a financial institution to input consumer applicant information resembling information captured by the ALM, and using DeciSys/RT to process all of the financial services available via the ALM in considerably less time than the ALM. In addition to the financial services processing capabilities e-xpertLender integrates with the subscriber financial institution's legacy system providing inquiry, routing and tracking functionality.

                Affinity Technology Group, Inc. and Subsidiaries

2.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Affinity Technology Group, Inc. and its subsidiaries, Affinity Bank Technology Corporation, Affinity Clearinghouse Corporation, Affinity Credit Corporation, Affinity Processing Corporation ("APC"), Affinity Mortgage Technology, Inc. and Multi Financial Services, Inc. and its wholly owned subsidiary Surety Mortgage, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the disclosure of financial and descriptive information pertaining to an enterprise's reportable operating segments in annual and interim financial statements. The Company does not expect the adoption of SFAS 131 will have a material impact on the presentation of the Company's financial results or financial position.

Software Revenue Recognition

In October of 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company continues to assess the effects that the adoption of SOP 97-2 will have on the presentation of the Company's financial statements.

Minority Investor

An unrelated third party exchanged 240,570 shares of APC common stock for 666,667 shares of ATG common stock on May 21,1997. The exchange was accounted for as a purchase of minority interest in a majority owned subsidiary. The fair market value of the ATG common stock at the time of the exchange was approximately $1,600,000. The unrelated third party had previously acquired the shares of APC common stock for aggregate consideration of $125,000, and 90,988 shares of APC convertible preferred stock, which was acquired for aggregate consideration of $75,000 ("capital stock of subsidiary held by minority investor" as captioned in the Company's 1996 financial statements). These holdings represented a 24.9% minority interest in APC at December 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company markets its products to financial institutions throughout the United States. The Company performs ongoing credit evaluations of customers and retains a security interest in leased equipment.

                Affinity Technology Group, Inc. and Subsidiaries

2.    Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, the Company classifies its investments as held to maturity or available for sale. Prior to 1997, all of the Company's investments were being held to maturity and were classified accordingly. During 1997, the Company acquired certain investments which have been classified as available for sale. At December 31, 1997 approximately $12,700,000 and $6,400,000 were classified as available for sale and held to maturity, respectively. Investments consist of investments in certificates of deposit, corporate bonds and U.S. Government securities with maturities greater than three months. Such investments are reported at amortized cost at December 31, 1997, which approximates fair value. The Company did not recognize any unrealized holding gains or losses associated with investments classified as available for sale during the year ended December 31, 1997.

Inventories

Inventories at December 31, 1997 and 1996 are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) was $1,799,259, $848,699 and $109,918 during 1997, 1996 and 1995, respectively.

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

Amortization of capitalized software development was $64,702, $54,147 and $13,539 during 1997, 1996 and 1995, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

2.    Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets arising from the excess of cost over acquired assets is being amortized by the straight line method over their estimated useful life of ten years. Intangible assets, primarily goodwill, consisted of $1,470,000 which was recorded in conjunction with the acquisition of Buy American, Inc. and Project Freedom, Inc. (see Note 7), and approximately $1,400,000 which was recorded in conjunction with the exchange of APC common stock for ATG common stock. See "Minority Investor" above. Accumulated amortization associated with these intangible assets approximated $86,000 at December 31, 1997.

The carrying value of intangible assets are assessed if information and circumstances suggest impairment. If the assessment identifies that carrying values are not recoverable, the Company would reduce carrying values by estimated deficiencies based upon discounted cash flows over the remaining amortization period.

Revenue Recognition

Initial set-up - The Company leases ALMs to customers utilizing both sales-type and operating lease arrangements and concurrently enters into a service and processing agreement (the "ALS Agreement") with the customer. Pursuant to the ALS Agreement, the customer pays an initial set-up fee which is initially recognized as deferred revenue. Generally upon installation of an ALM, the Company recognizes as revenue the portion of the initial set-up fee attributable to the related costs of set-up and installation. The remainder of the initial fee is deferred and amortized ratably over the term of the ALS Agreement.

Transaction fees - Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees and other revenues represented approximately 26%, 4% and 4% of total revenue during 1997, 1996 and 1995, respectively.

Professional services - In conjunction with the installation of the Company's technology, periodically additional customer specific technology development is performed by the Company in the form of professional services. The Company generally enters into a contract with the customer for the performance of these services. Upon completion and acceptance of professional services by the customer, the Company recognizes the corresponding revenue.

Sales and rental - Revenue and costs related to leases of ALM equipment are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (see Note 3). Revenue from sales-type leases is generally recognized when the equipment is installed and accepted by the customer. Operating lease revenue is recognized ratably over the lease term.

Software licensing - The Company recognizes revenue from sales of software licenses upon delivery of the software product to a customer, unless the Company has significant related obligations remaining. When significant obligations remain after the software product has been delivered, revenue is not recognized until such obligations have been completed or are no longer significant. The costs of any remaining insignificant obligations are accrued when the related revenue is recognized.

                Affinity Technology Group, Inc. and Subsidiaries

2.    Summary of Significant Accounting Policies (continued)

Deferred revenues - Deferred revenues relate to unearned revenue on ALM leases. Deferred license revenue at December 31, 1995 related to a non-exclusive, perpetual, royalty-free license, to be granted to a financial institution, to use one of the Company's software products, Assets(3). The financial institution is the unaffiliated third party who held the minority interest in APC - see "Minority Investor" above. At December 31, 1995, the financial institution had paid the Company $1,237,500 as a license fee for use of an initial version of Assets(3) in the United States, which was deferred pending delivery of the product. The Company delivered the product to the financial institution in 1996, and accordingly recognized the deferred revenue in income. In addition, the financial institution exercised an option to purchase for $562,500 a perpetual royalty-free license to use Assets(3) in North America, which option became exercisable upon the Company's enhancement of such system. The Company delivered such enhancement during 1996 and recorded the additional license fee as revenue upon delivery and acceptance by the financial institution.

Cost of Revenues

Cost of revenues consists of costs associated with initial set-up, transaction fees, sales and rental revenues and professional services. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. Labor and other direct costs associated with initial set-up fees totaled $232,077, $426,848 and $122,404 for the years ended December 31, 1997, 1996 and 1995, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled $1,041,455, $2,426,476 and $746,820 for the years ended December 31, 1997, 1996 and 1995, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct and allocation of indirect costs associated with professional services totaled $524,047 for the year ended December 31, 1997.

Net Loss Per Share of Common Stock

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for fiscal years ending after December 15, 1997, which supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB 15"). SFAS 128 changes the method used to compute earnings per share and requires companies to restate all prior periods where applicable. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are to be excluded. The Company has adopted SFAS 128 and all net loss per share of Common Stock amounts presented have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS 128.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $1,488,147, $1,662,000 and $154,000 during 1997, 1996 and 1995, respectively.

Reclassification

Certain amounts in 1996 and 1995 have been reclassified to conform to 1997 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.       Sales-Type and Operating Leases

The components of the net investment in sales-type leases are as follows:


                                                                          December 31,
                                                                    1997                 1996
                                                             -------------------- --------------------
Total minimum lease payments receivable                        $    3,124,181       $    3,271,650
Residual values                                                       360,000              360,000
                                                             -------------------- --------------------
                                                                    3,484,181            3,631,650
Less unearned interest income                                        (422,512)            (380,260)
                                                             ==================== ====================
Net investment in sales-type leases                                 3,061,669            3,251,390
                                                             ==================== ====================
Net investment is classified as:
   Current                                                          1,732,928              865,380
   Non-current                                                      1,328,741            2,386,010
                                                             ==================== ====================
                                                               $    3,061,669       $    3,251,390
                                                             ==================== ====================

                Affinity Technology Group, Inc. and Subsidiaries

Future minimum lease payments to be received on sales-type and operating leases at December 31, 1997 are as follows:

                                                                 Sales-Type            Operating
                                                             -------------------- --------------------
1998                                                           $    1,644,639       $      108,000
1999                                                                  801,998              108,000
2000                                                                  429,261                    -
2001                                                                  248,283                    -
                                                             -------------------- --------------------
                                                               $    3,124,181       $      216,000
                                                             ==================== ====================


4.       Inventories

Inventories consist of the following:

                                                                          December 31,
                                                                    1997                 1996
                                                             -------------------- -------------------
Electronic parts and other components                          $    1,396,826       $    1,166,277
Work in process                                                       829,269              213,646
Finished goods                                                        906,950            1,445,055
                                                             -------------------- -------------------
                                                                    3,133,045            2,824,978
Reserve for obsolescence                                             (173,007)             (20,000)
                                                             ==================== ===================
                                                               $    2,960,038       $    2,804,978
                                                             ==================== ===================


5.       Property and Equipment

Property and equipment consists of the following:

                                                                          December 31,
                                                                    1997                 1996
                                                             -------------------- -------------------
ALM equipment leased to others under operating leases          $      935,521       $    1,473,569
Data processing equipment                                           2,326,651            2,219,525
Demonstration equipment                                               582,857              433,727
Office furniture and fixtures                                       2,338,381            1,347,182
Automobiles                                                            72,003               72,003
Purchased software                                                  2,229,955            1,469,605
                                                             -------------------- -------------------
                                                                    8,485,368            7,015,611
Less accumulated depreciation and amortization                     (2,456,388)            (942,308)
                                                             --------------------
                                                                                  ===================
                                                               $    6,028,980       $    6,073,303
                                                             ==================== ===================

Accumulated depreciation of ALM equipment leased to others was $424,141 and $328,433 at December 31, 1997 and 1996, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

6.    Stockholders' Equity

Convertible Preferred Stock

Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversions rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 1997 there are no shares of preferred stock issued or outstanding.

Stock Split

During April 1996, the Company's Board of Directors approved a 106-for-1 common stock split and an increase in the common stock par value to $.0001 effective immediately upon completion of the Initial Public Offering. All common share, option and warrant data have been restated to reflect the split.

Stock Option Plans

During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 1997, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 7.8 years. This plan closed during April 1996.

In April 1996, the Company adopted the 1996 Stock Option and Incentive Plan. Under the terms of both plans, incentive options may be issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term. However, options granted in 1995 to certain officers vest over a shorter period. At December 31, 1997, approximately 44,600 and 315,110 options are exercisable under the 1996 and 1995 Option Plans, respectively. At December 31, 1997, weighted average exercise price was $6.09 and the weighted average remaining contractual life was
9.3 years.

                Affinity Technology Group, Inc. and Subsidiaries

6.       Stockholder's Equity (continued)

A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                                     Shares                  Options Outstanding
                                                                   ----------------------------------------
                                                   Available             Number               Price
                                                   for Grant            Of Shares           Per Share
                                               ------------------- -------------------- -------------------
1995 Stock Option Plan
Shares reserved                                        2,173,000                   -            -
Options granted                                       (1,645,120)          1,645,120          $0.44
Options canceled/forfeited                                 5,300              (5,300)           -
                                               ------------------- -------------------- -------------------
Balance at December 31, 1995                             533,180           1,639,820          $0.44
Options granted                                         (178,080)            178,080          $0.44
Options canceled/forfeited                                78,758             (78,758)         $0.44
Options exercised                                              -            (106,000)         $0.44
Plan closed                                             (433,858)                  -            -
                                               ------------------- -------------------- -------------------
Balance at December 31, 1996                                   -           1,633,142          $0.44
Options canceled/forfeited                                     -            (426,544)         $0.44
Options exercised                                              -            (319,202)         $0.44
                                               =================== ==================== ===================
Balance at December 31, 1997                                   -             887,396          $0.44
                                               =================== ==================== ===================
1996 Stock Option Plan
Shares reserved                                        1,900,000                   -            -
Options granted                                          (97,500)             97,500          $11.88
                                               ------------------- -------------------- -------------------
Balance at December 31, 1996                           1,802,500              97,500          $11.88
Options granted                                         (744,225)            744,225      $2.63 - $7.38
Options canceled/forfeited                               125,525            (125,525)     $4.25 - $11.88
                                               ------------------- -------------------- -------------------
Balance at December 31, 1997                           1,183,800             716,200      $2.63 - $11.88
                                               =================== ==================== ===================

The Company has recorded in 1996 and 1995 deferred compensation expense totaling $5,491,781 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. During 1997 the Company adjusted the deferred compensation expense to reflect actual compensation expense earned by terminated employees. The Company continues to amortize the deferred compensation of the remaining individuals still employed by the Company over the vesting period of the individual options. The vesting periods for options granted to one of the Company's officers are:
(a) 90 days from employment date for a portion of the options and (b) a 48 month period following such 90 day period for the remainder of the options. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 1997, 1996 and 1995 totaled $480,534, $1,028,489 and $524,248, respectively.

During 1994 and 1995, in connection with the execution of employment agreements with two executive officers and a consulting agreement with one of the Company's directors, the Company sold 4,155,200 shares of restricted common stock to the officers and directors for nominal consideration. Under the terms of the agreements, up to 764,048 of the shares were subject to repurchase by the Company based on cost at a sliding scale over a 60 month term (resulting in a reduced number of shares subject to repurchase) if the related employment arrangements terminate. During 1997 the two officers terminated their employment and the Company repurchased 643,066 shares pursuant to the provisions of the employment agreements.

                Affinity Technology Group, Inc. and Subsidiaries

6.       Stockholder's Equity (continued)

During 1996, 40,000 performance based stock options were awarded in connection with an employment agreement of a key employee. Under the terms of this agreement, these options lapsed based upon the Company not meeting certain 1997 operating results. In addition, of the total options granted during 1997 131,100 were performance based stock options awarded in connection with employment agreements with key employees. Under the terms of these agreements, these options may lapse if certain performance measures are not met. Under the terms of these agreements, 84,000 of these options lapsed based upon the required performance measures not being met. If the remaining required performance measures are met these options generally vest over a 60 month period.

The pro forma disclosures required by SFAS 123 regarding net loss and loss per share are stated as if the Company has accounted for stock options granted subsequent to December 31, 1994 using fair values. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions: risk-free interest rates ranging from 5.4% to 6.7% for 1997, 5.8% to 6.8% for 1996 and 5.3% to 6.8% for 1995,
volatility  factor of the expected market price of the Company's common stock of
0.75 for 1997 and 0.69 for 1996 and 1995, and an expected option life ranging from 1 to 5 years.

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

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                                          1997              1996               1995
                                                    ----------------- ----------------- -------------------
Pro forma net loss                                   $(16,258,811)     $(10,662,080)       $(2,279,981)
Pro forma net loss per share - basic and diluted        $(0.57)           $(0.44)            $(0.15)


Stock Warrants

In 1995, the Company formalized an agreement with a related party, resulting from certain financing arrangements preceding the Initial Public Offering, for the issuance of a stock warrant under which the party had the right to purchase up to an aggregate of 6,666,340 shares of common stock at a purchase price of approximately $.0001 per share. The agreement also specified that the warrant could be exercised in whole or in part at any time prior to December 31, 2015 only if, absent prior written regulatory approval, after giving effect of such exercise, the party beneficially own less than five percent of the outstanding shares of the Company's common stock. During 1997 the party obtained written regulatory approval to exercise the warrant in its entirety. The warrant is not transferable without regulatory approval. On December 31, 1997 and December 28, 1995, the party exercised portions of the warrant and acquired 2,400,000 and 795,000 shares of Common Stock, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

6.       Stockholder's Equity (continued)

Pursuant to an agreement reached in 1994, the Company issued warrants to purchase certain equity securities as might be determined by a subsequent financing for an aggregate purchase price of $7,500. Pursuant to the terms of the agreements, and in conjunction with the Company's issuance of Series B Preferred Stock in 1995, the holders of these warrants became entitled to purchase an aggregate of 79 shares of Series B Preferred Stock at the price of $93.366 per share. These warrants were exercised concurrently with the completion of the Initial Public Offering and were automatically converted into 8,374 shares of Common Stock. The warrants had negligible value at the time of issuance.

In 1995, the Company issued warrants to purchase shares of Common Stock for an aggregate purchase price of $37,500. Pursuant to the terms of the agreements, and in conjunction with the Company's issuance of Series B Preferred Stock in October 1995, the per share exercise price was established at approximately $0.88, and accordingly, the warrants represented rights to purchase 42,571 shares of Common Stock. During 1997 all of these warrants were exercised pursuant to the terms of the agreements. The warrants had negligible value at the time of issuance.

The Company agreed, in connection with the issuance of a convertible note in 1995, to issue a warrant to a director of the Company. In 1995, the Company issued the warrant to the director for the right to purchase 3,623 shares of Series B Preferred Stock at an exercise price of $10.50 per share. The warrant was exercised concurrently with the completion of the Initial Public Offering in 1996 and automatically converted into 384,038 shares of common stock. The warrant had negligible value at the time of issuance.

Convertible Notes

During 1995, the Company issued 707,868 shares of Common Stock upon conversion of $75,000 notes payable to individuals plus accrued interest of $5,944. Accordingly, the Company transferred $80,944 to stockholders' equity to record the conversion.

During 1995, the Company issued convertible notes payable for proceeds totaling $640,000. Subsequently in 1995, these notes and the accrued interest thereon were converted by the holders into 136,210 shares of Common Stock and 27,854 shares of Preferred Stock. Accordingly, the Company transferred $649,656 to stockholders' equity to record the conversion.

7.       Acquisition

On May 7, 1997 the Company acquired the assets of Buy American, Inc. and Project Freedom, Inc., two related companies, for aggregate consideration consisting of $300,000 in cash and issuance of 259,460 shares of restricted common stock. The acquisition was accounted for as a purchase. The results of operations of Buy American, Inc. and Project Freedom, Inc. are included in the consolidated financial statements from the date of acquisition. The consolidated results of operations for the period ended December 31, 1997 would not be materially different had the acquisition taken place at the beginning of the year.

The restricted common stock issued in association with the acquisition is subject to a call option by the Company and put option by the sellers. The Company has a single option to repurchase any or all shares of restricted common stock at a price of $5.78 per share. The sellers of Buy American, Inc. and Project Freedom, Inc. have a single option to sell any or all the shares of restricted common stock to the Company at a price of $3.47 per share. These options are exerciseable for a 30 day period ending May 31, 1999.

                Affinity Technology Group, Inc. and Subsidiaries

7.       Acquisition (continued)

Additionally, performance consideration in the form of future issuances of common stock and cash payments are contingent upon specified performance objectives and continued employment of a principal officer of Buy American, Inc. and Project Freedom, Inc. by the Company. The contingent performance consideration encompasses the five year period following the date of acquisition of the assets of Buy American, Inc. and Project Freedom, Inc. Future issuance of common stock and disbursement of cash will result in an additional element of the purchase price.

8.       Leases

Future minimum lease payments under capital leases in effect at December 31, 1997 are as follows:

         1998                                                   $      69,558
                                                            -------------------
         Total                                                         69,558
         Less amounts representing interest                            (5,336)
                                                            ===================
         Capital lease obligation to related party              $      64,222
                                                            ===================

The Company has noncancellable operating leases for the rental of its office and ALM assembly operations. Future minimum lease payments under these leases at December 31, 1997 are as follows:

         1998                                                         578,341
         1999                                                         632,501
         2000                                                         638,001
         2001                                                         351,834
                                                            -------------------
         Total                                                  $   2,200,677
                                                            ===================

In 1997, 1996 and 1995 the Company incurred rent expense, including rent associated with cancelable rental agreements, of $798,930, $445,954 and $74,773, respectively.

9.       Income Taxes

As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $27,356,100. The net operating loss carryforwards will begin to expire in 2009 if not utilized.

                Affinity Technology Group, Inc. and Subsidiaries

9.       Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at:

                                  December 31,
                                    1997 1996
                                            --------------------- ---------------------
Deferred tax assets:
   Net operating loss carryforwards             $   10,384,400        $    4,351,700
   Other                                               306,700               110,500
                                            --------------------- ---------------------
Total deferred tax assets                           10,691,100             4,462,200
                                            --------------------- ---------------------
Deferred tax liabilities:
   Capitalized software costs                         (284,800)             (121,200)
   Capital leases                                     (158,100)              (92,500)
   Depreciation                                       (318,800)             (266,000)
   Other                                                     -                (1,700)
                                            --------------------- ---------------------
Total deferred tax liabilities                        (761,700)             (481,400)
                                            --------------------- ---------------------
Less:
   Valuation allowance                              (9,929,400)           (3,980,800)
                                            ===================== =====================
Total net deferred taxes                        $            -        $            -
                                            ===================== =====================

The Company has recorded a valuation allowance for the full amount of its deferred income tax assets as of December 31, 1997 and 1996, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception.

10.      Segment Information

The Company conducts its business within one industry segment. To date, all revenues generated have been from transactions with North American customers. Three customers accounted for 68% of revenues in 1997 which individually represented 48%, 13% and 7% of revenues. Two customers accounted for 58% of revenues in 1996 which individually represented 37% and 21% of revenues, of which $1.8 million or 34% of total revenues, related to the non-exclusive, perpetual, royalty-free license for the call center decisioning system; see Note 2 "Summary of Significant Accounting Policies - Deferred Revenue." Four customers accounted for 83% of revenues in 1995 which individually represented 26%, 26%, 17% and 14% of revenues.

11.      Other Related Party Transactions

The Company leases ALMs to a bank which holds a warrant to acquire shares of common stock of the Company. See Note 6. The Company has installed and otherwise delivered a number of ALMs on behalf of the bank during 1996 and 1995. The Company had a net investment of approximately $216,000 in sales-type leases and trade accounts receivable of approximately $264,000 with the bank as of December 31, 1997. The bank also provided financing for the Company in the form of an unsecured loan preceding the Initial Public Offering and provided lease financing for a small portion of ALM hardware.

                Affinity Technology Group, Inc. and Subsidiaries

12.      Commitments and Contingencies

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

Part III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1998 under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compiance" which are incorporated by reference herein.

Item 11. Executive Compensation

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1998 under the caption "Executive Compensation", which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1998 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1998 under the caption "Certain Transactions" which is incorporated by reference herein.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      The following  consolidated  financial  statements of Affinity
                  Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
         i.       Consolidated Balance Sheets as of December 31, 1997 and 1996.
         ii. Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995.
         iii. Consolidated Statements of Stockholders' Equity for the yearS ended December 31, 1997, 1996 and 1995.
         iv. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
         v. Notes to the Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995.

         (2)       Schedule II - see additional section of this Report.
                  No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

         (3)      Exhibits:

  Exhibit Number     Description
-------------------- ----------------------------------------------------------
        3.1          Certificate of Incorporation of Affinity Technology Group,
                       Inc. which is hereby incorporated by reference to Exhibit
                       3.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        3.2          By-laws of Affinity Technology Group, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.1          Specimen  Certificate of Common Stock which is hereby
                       incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.2          Warrant to Purchase Common Stock of Affinity Technology
                       Group, Inc. date November 8, 1995, for the purchase, subject to certain conditions, up to 6,666,340 shares of Common Stock which is hereby incorporated by reference to
                       Exhibit 4.7 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.3          Sections 4, 7 and 8 of the  Certificate of  Incorporation
                       of Affinity  Technology  Group,  Inc.,  as  amended,  and
                       Article II, Sections 3, 9, and 10 of the By-laws of Affinity Technology Group, Inc., as amended which are incorporated by reference to Exhibits 3.1 and 3.2, respectively.
       10.1*         Employment Agreement, dated October 1, 1995, between
                       Affinity Technology Group, Inc. and Carl M. Donnelly which is hereby incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.2          Letter  Agreement,  dated March 13, 1995, between Affinity
                       Technology Group, Inc. and Alan H. Fishman which is hereby incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.3*         Form of Stock  Option  Agreement  (1995  Stock  Option
                       Plan) which is hereby incorporated by reference to
                       Exhibit 10.7 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.4*         Form of Stock  Option  Agreement (1996 Stock Option Plan)
                       which is hereby incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.5*         Form of Stock Option Agreement  (Directors'Stock Option
                       Plan) which is hereby  incorporated by reference to
                       Exhibit 10.9 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
      10.6*          1995 Stock Option Plan of Affinity  Technology Group, Inc.
                       which is hereby incorporated by reference to Exhibit
                       10.10 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
      10.7*          1996 Stock Option Plan of Affinity Technology Group, Inc.
                       which is hereby incorporated by reference to Exhibit
                       10.11 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
      10.8*          Non-Employee Directors' Stock Option Plan of Affinity
                       Technology Group, Inc. which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc.
                       (File No. 333-1170).
      10.9          Stock Rights Agreement, dated October 20, 1995, between
                       Affinity Technology Group, Inc. and certain investors which is hereby incorporated by reference to Exhibit
                       10.15 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        21           Subsidiaries of Affinity Technology Group, Inc. which is
                       hereby incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       23.1          Consent of Independent Auditors.
        27           Financial Data Schedule.


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

Affinity Technology Group, Inc.

Date:    March 31, 1998          By: /s/ Jeff A. Norris
                                 Jeff A. Norris
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                              Title                                               Date
--------------------------------------- --------------------------------------------------- -------------------------

/s/  Jeff A. Norris                                                                         March 31, 1998
---------------------------------------
Jeff A. Norris                          President, Chief Executive Officer and Director
                                        (principal executive officer)


/s/ Alan H. Fishman                                                                         March 31, 1998
---------------------------------------
Alan H. Fishman                         Chairman and Director


/s/ Robert M. Price, Jr.                                                                    March 31, 1998
---------------------------------------
Robert M. Price, Jr.                    Director


/s/ Edward J. Sebastian                                                                     March 31, 1998
---------------------------------------
Edward J. Sebastian                     Director


/s/ Peter R. Wilson                                                                         March 31, 1998
---------------------------------------
Peter R. Wilson, Ph.D.                  Director


/s/ Joseph A. Boyle                                                                         March 31, 1998
---------------------------------------
Joseph A. Boyle                         Senior Vice President and Chief Financial Officer
                                        (principal financial officer)


/s/ Richard R. Butcher                                                                      March 31, 1998
---------------------------------------
Richard R. Butcher                      Controller
                                        (principal accounting officer)


Schedule II - Valuation and Qualifying Accounts
              Affinity Technology Group, Inc.



               COL.A                        COL. B.                      COL. C                        COL. D             COL. E


                                                                         Additions
                                                           --------------------------------------
                                                                               Charged to Other
                                          Balance at       Charged to Costs      Accounts -
                                         Beginning of        and Expenses         Describe       Deductions-Describe  Balance at End
            Description                     Period                                                                       of Period
--------------------------------------- ------------------ ------------------- ------------------ ------------------- --------------
YEAR ENDED DECEMBER 31,
    1997
Reserves and allowances deducted from asset accounts:
    Allowance for doubtful                $  198,987         $  456,841                             $   255,708  (1)    $  400,120
       accounts
    Reserve for inventory                     20,000            230,000                                  76,993  (2)       173,007
       obsolescence

YEAR ENDED DECEMBER 31,
    1996
Reserves and allowances deducted from asset accounts:
    Allowance for doubtful                $    3,667         $  170,000          $   25,320  (3)    $         -         $  198,987
       accounts
    Reserve for inventory                     46,000             20,000                   -              46,000  (2)        20,000
       obsolescence

YEAR ENDED DECEMBER 31,
    1995
Reserves and allowances deducted from asset accounts:
    Allowance for doubtful                $        -         $    3,667                             $         -         $    3,667
       accounts
    Reserve for inventory                          -             46,000                                       -             46,000
       obsolescence

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Obsolete parts written off.
(3)   Immaterial other charges.

Exhibit Index

Exhibit Number                          Description
--------------------------------------- ----------------------------------
23.1                                    Consent of Ernst & Young LLP
27                                      Financial Data Schedule

Exhibit 23.1 - Consent of Independent Auditors


We consent to the use of our report dated March 11, 1998 included in this Annual Report (Form 10-K) of Affinity Technology Group, Inc.

Our audits also included the financial statement schedule of Affinity Technology Group. Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc. 1995 Stock Option Plan, 1996 Stock Option and the Non-Employee Directors' Stock Option Plan, of our report dated March 11, 1998, with respect to the consolidated financial statements of Affinity Technology Group, Inc., and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) for the year ended December 31, 1997.





                                                 /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 31, 1998

Exhibit 27 - Financial Data Schedule
This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements for the year ended December 31, 1997 and is qualified in its entirety by reference to such statements.