Form 10-Q
period 1998-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 1998-05-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 1998 Commission file number: 0-28152

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

30,200,673 shares of Common Stock, $.0001 par value, as of May 1, 1998.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997............................................        3
     Condensed Consolidated Statements of Operations for the three months ended
         March 31, 1998 and 1997......................................        4
     Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997................................        5
     Notes to Condensed Consolidated Financial Statements.............        6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................        8
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..      10
PART II. OTHER INFORMATION
   ITEM 2. Changes in Securities and Use of Proceeds...................      11
   ITEM 6. Exhibits and Reports on Form 8-K............................      11
Signature..............................................................      12
Exhibit Index..........................................................      13

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                              March 31,
                                                                                 1998                  December 31,
                                                                             (Unaudited)                   1997
Assets
Current assets:
  Cash and cash equivalents                                              $      1,413,324          $           4,470,185
  Investments                                                                  19,827,841                     19,135,415
  Accounts  receivable,  less  allowance  for doubtful
    accounts of $352,665 and $400,120 at March 31, 1998
    and December 31, 1997, respectively                                           700,512                      1,944,947
  Net investment in sales-type leases - current                                   769,005                      1,732,928
  Inventories                                                                   3,360,715                      2,960,038
  Other current assets                                                            672,417                        799,628
                                                                       ------------------------- -------------------------
Total current assets                                                           26,743,814                     31,043,141

Net investment in sales-type leases - non-current                               1,152,860                      1,328,741
Property and equipment, net                                                     5,634,832                      6,028,980
Software  development  costs,  less  accumulated
    amortization  of  $56,261  and $117,807 at March 31,
    1998 and December 31, 1997, respectively                                      671,331                        750,323
Other assets                                                                    2,957,814                      3,058,385
                                                                       ========================= =========================
Total assets                                                            $      37,160,651         $           42,209,570
                                                                       ========================= =========================
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations                           $         49,052          $              64,222
  Accounts payable                                                                224,040                        666,824
  Accrued expenses                                                                656,149                        951,975
  Current portion of deferred revenue                                             252,892                        760,560
                                                                       ------------------------- -------------------------
Total current liabilities                                                       1,182,133                      2,443,581

Deferred revenue                                                                  527,162                        535,419
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized
    60,000,000  shares,  issued 31,559,739 and 31,550,199
    shares at March 31, 1998 and December 31, 1997, respectively                    3,156                          3,155
  Additional paid-in capital                                                   69,862,598                     69,858,571
  Deferred compensation                                                        (1,403,153)                    (1,558,574)
  Treasury stock, at cost (1,359,066 and 992,207 shares at March 31,
    1998 and December 31, 1997, respectively)                                  (1,909,223)                      (967,035)
  Accumulated deficit                                                         (31,102,022)                   (28,105,547)
                                                                       ------------------------- -------------------------
Total stockholders' equity                                                     35,451,356                     39,230,570
                                                                       ========================= =========================
Total liabilities and stockholders' equity                              $      37,160,651          $          42,209,570
                                                                       ========================= =========================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                 1998                      1997
                                                                       ------------------------- -------------------------
Revenues:
   Initial set-up, transactions and other                                  $      299,484            $      533,584
   Sales and rental                                                                19,500                   127,700
   Professional services                                                          780,995                         -
                                                                       ------------------------- -------------------------
                                                                                1,099,979                   661,284
Costs and expenses:
   Cost of revenues                                                               435,774                   291,215
   Research and development                                                       849,274                   843,127
   Selling, general and administrative expenses                                 3,171,375                 3,537,269
                                                                       ------------------------- -------------------------
       Total costs and expenses                                                 4,456,423                 4,671,611
                                                                       ------------------------- -------------------------
Operating loss                                                                 (3,356,444)               (4,010,327)
Interest income                                                                   359,969                   606,667
                                                                       ------------------------- -------------------------
Net loss                                                                 $     (2,996,475)         $     (3,403,660)
                                                                       ========================= =========================
Net loss per share - basic and diluted                                   $          (0.10)         $          (0.12)
                                                                       ========================= =========================
Shares used in computing net loss per share                                    30,383,461                28,064,447
                                                                       ========================= =========================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       Three months ended
                                                                                           March 31,
                                                                                 1998                      1997
                                                                       ------------------------- -------------------------
Operating activities
Net loss                                                                $      (2,996,475)        $      (3,403,660)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                 589,337                   429,272
    Amortization of deferred compensation                                         155,421                   245,343
    Provision for doubtful accounts                                                30,000                         -
    Inventory valuation allowance                                                  90,000                         -
    Deferred revenue                                                             (515,926)                  (94,812)
    Other                                                                          53,395                         -
    Changes in current assets and liabilities:
       Accounts receivable                                                      1,214,434                   547,343
       Net investment in sales-type leases                                        605,805                   295,871
       Inventories                                                                 77,196                    44,901
       Other current assets                                                       125,970                  (512,912)
       Accounts payable and accrued expenses                                     (738,611)                 (920,765)
                                                                       ------------------------- -------------------------
Net cash used in operating activities                                          (1,309,456)               (3,369,419)

Investing activities
Purchases of property and equipment, net                                          (99,796)               (1,034,412)
Software development costs                                                         (1,855)                 (151,386)
Purchases of short term investments, net                                         (692,426)               (1,923,758)
                                                                       ------------------------- -------------------------
Net cash used in investing activities                                            (794,077)               (3,109,556)

Financing activities
Payments on notes payable and capital leases                                      (15,170)                  (29,753)
Exercise of options                                                                 4,029                    19,004
Exercise of warrants                                                                    -                    10,000
Purchases of treasury stock                                                      (942,187)                        -
                                                                       ------------------------- -------------------------
Net cash used in by financing activities                                         (953,328)                     (749)
                                                                       ------------------------- -------------------------
Net decrease in cash                                                           (3,056,861)               (6,479,724)
Cash and cash equivalents at beginning of period                                4,470,185                31,563,950
                                                                       ========================= =========================
Cash and cash equivalents at end of period                              $       1,413,324         $      25,084,226
                                                                       ========================= =========================

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying unaudited financial statements of Affinity Technology Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997.

         In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. During the three months ended March 31, 1998, the Company had not entered into any new agreements for the sale or licensing of computer software for which revenue was recognized during the period. The Company has adopted SOP 97-2 and continues to assess the impact this will have on the presentation of the Company's financial statements.

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the disclosure of financial and descriptive information pertaining to an enterprise's reportable operating segments in annual and interim financial statements. SFAS 131 is not required to be applied to interim period financial statements in the initial year of adoption, however, the Company will make required disclosures in its financial statements for the year ended December 31, 1998. The adoption of SFAS 131 did not affect the Company's results of operations or financial position for the three months ended March 31, 1998.

         Certain amounts in 1997 have been reclassified to conform to 1998 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

2.       Inventories

         Inventories consist of the following:

                                                                         March 31,                December 31,
                                                                            1998                      1997
                                                                  ------------------------- -------------------------
Electronic parts and other components                                 $     1,052,795           $     1,396,826
Work in process                                                             1,687,093                   829,269
Finished goods                                                                878,650                   906,950
                                                                  ------------------------- -------------------------
                                                                            3,618,538                 3,133,045
Reserve for obsolescence                                                     (257,823)                 (173,007)
                                                                  ========================= =========================
                                                                      $     3,360,715           $     2,960,038
                                                                  ========================= =========================

3.       Stockholders' Equity

         During 1997 the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998 the Company expanded the share repurchase plan, authorizing the use of an additional $2 million of general corporate funds under this plan. As of March 31, 1998, the Company had repurchased a total of 741,000 shares at an average price of $2.44 per share for an aggregate cost of $1,809,625 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

4.       Net Loss Per Share of Common Stock

         During 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on weighted average number of shares of Common Stock outstanding in accordance with SFAS 128.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts may be forward-looking statements, such as statements about the Company's future propects and cash requirements. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These and other factors may cause actual results to differ materially from those anticipated.

Overview

         Since its formation in 1994, the Company has concentrated its product development efforts primarily on developing a "closed loop" electronic commerce system that enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels and link all distribution channels electronically to their credit departments.

         The Company's Automated Loan Machine ("ALM"), permits a consumer to apply for and, if determined to be a suitable credit risk, receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine, the Affinity ALM is a fully automated system that utilizes the Company's proprietary DeciSys/RT(R) technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. In addition, the ALM can be programmed to process other financial services transactions such as the establishment of savings and checking accounts, the consummation of joint loans, certain secured loans and credit consolidation loans and the issuance of credit cards.

         The Company's e-xpertLender platform permits an employee of a financial institution to input consumer applicant information similar to information captured by the ALM and use DeciSys/RT to process financial services transactions available via the ALM. In addition to its financial services processing capabilities, e-xpertLender also integrates with the subscriber financial institution's legacy system to provide inquiry, routing and tracking functions.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of March 31, 1998 of $31,102,022, with operating losses of $2,996,475 for the three months ended March 31, 1998. The Company expects to incur additional costs to develop its financial product origination capabilities, to enhance and market the ALM, e-xpertLender and Decisys/RT and to complete any new products and services that may be developed. Accordingly, there can be no assurance that the Company will be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

Revenues

         The Company's revenues for the three months ended March 31, 1998 were $1,099,979, compared to $661,284 for the corresponding period in 1997. For the three months ended March 31, 1998, total revenues consisted of $780,995 of professional services, $299,484 of initial set-up, transaction and other income and $19,500 of sales and rental fees, compared to $533,584 of initial set-up, transaction and other income and $127,700 of sales and rental fees for the same period during 1997.

         During the three months ended March 31, 1998, the Company recognized revenue associated with contracts to perform professional services for primarily one customer. During the three months ended March 31, 1997, the Company did not performe services of this nature.

         The decrease in sales and rental fees for the three months ended March 31, 1998 as compared to the same period in 1997, is due to a decrease in the number of ALMs in service during 1998. During the three months ended March 31, 1997, the Company deployed 25 ALMs under a short-term pilot program agreement which was subsequently terminated during 1997 by the customer. In addition, during the three months ended March 31, 1998 the Company's relationship with a significant ALM customer was terminated. Such termination did not significantly affect the Company's results of operations and financial condition during the period.

         The decrease in initial set-up, transactions and other income for the three months ended March 31, 1998 as compared to the same period in 1997 is attributable to a decrease in the number of ALMs deployed in the first quarter of 1998 as compared to the same period in 1997. The overall decrease in initial set-up, transaction and other income was offset by an increase in transaction revenue earned from financial service applications processed using Decisys/RT, processing credit card and other debit card transactions and the addition of mortgage loan underwriting and processing fees during 1998.

Costs and Expenses

         Cost of revenues for the three months ended March 31, 1998 was $435,774, compared to $291,215 for the corresponding period in 1997. The increase during the three months ended March 31, 1998 as compared to the same period in 1997 is primarily attributable to labor and other direct and indirect costs associated with the performance of professional services. The overall increase in the cost of revenues was offset by a decrease in labor and other direct and indirect costs associated with the deployment of fewer ALMs during the period. To a lesser extent, the overall increase in cost of revenues is attributable to an increase in the number of financial service applications processed using Decisys/RT, an increase in the quantity of credit card and other debit card transactions processed and expense associated with the underwriting and processing of mortgage loans during the first quarter of 1998. The overall increase in cost of revenues was offset by a decrease in the depreciation expense associated with a decrease in the number of ALMs in service under operating lease agreements.

         Costs incurred for research and development for the three months ended March 31, 1998 totaled $849,274, as compared to $843,127 for the corresponding period in 1997. The Company continues to devote research and development staff to perform activities associated with the enhancement of the Company's technology and financial product origination capabilities.

         Selling, general and administrative expenses totaled $3,171,375 and $3,537,269 for the three months ended March 31, 1998 and 1997, respectively.
The decrease is primarily attributable to a decrease in: (i.) professional fees consisting primarily of legal, accounting, recruiting and relocation fees; (ii.) advertising and marketing costs; (iii.) travel costs; and, iv. deferred compensation expense due to the forfeiture of common stock options granted under the Company's 1995 Stock Option Plan. The overall decrease in selling, general and administrative expense was offset by an increase in: (i.) employment costs associated with an increase in the number of employees; and (ii.) depreciation and amortization expense associated with an overall increase in the Company's depreciable assets.

         Interest income for the three months ended March 31, 1998 and 1997 totaled $365,402 and $622,034, respectively. The decrease in interest income for the three months ended March 31, 1998 is due to a decrease in cash and cash equivalents and investments balances as compared to the same period of 1997 coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three months ended March 31, 1998 and 1997 was $5,433 and $15,367, respectively.

Liquidity and Capital Resources

         The Company has generated operating losses of $31,102,022 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net cash flows used in operations for the three months ended March 31, 1998 was $1,309,456. Proceeds from the offering and other sources of cash were used to fund current period operations, including research and development of $849,274 and capital expenditures of $99,796. At March 31, 1998, cash and liquid investments were $21,241,165 and working capital was $25,561,681.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash resources at the rate used in 1997 and the first quarter of 1998, the Company will deplete its existing cash resources in the latter part of 1999. The Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during the remainder of 1998. During the remainder of 1998, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund operations, research and development, marketing efforts designed to promote consumer awareness and use of its products and services and capital expenditures. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         During 1997 the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded the share repurchase plan, authorizing the use of an additional $2 million of general corporate funds under this plan. As of March 31, 1998, the Company had repurchased a total of 741,000 shares at an average price of $2.44 per share for an aggregate cost of $1,809,625 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable

Part II. Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of March 31, 1998, the Company has used net proceeds of $60,078,000 from the offering as follows:


                                                         Direct  or   indirect   payments  to
                                                         directors,     officers,     general
                                                         partners  of  the  issuer  or  their
                                                         associates;  to  persons  owning ten
                                                         percent  or  more  of any  class  of
                                                         equity  securities  of  the  issuer;        Direct or indirect
                                                         and to affiliates of the issuer.            payments to others
                                                         -------------------------------------    --------------------------
Construction of plant, building and facilities                                                          $            -
Purchase and installation of machinery and equipment                                                             4,822,000
Purchase of real estate                                                                                              -
Acquisition of other business(es)                                                                              300,000
Repayment of indebtedness                                          $          771,000 1                      1,000,000
Working capital                                                                                             18,791,000
Temporary investments:
     US Treasury obligations                                                                                18,307,000
     Commercial paper                                                                                        1,521,000
     Money market / cash                                                                                     1,413,000
Other purposes
     Marketing                                                                                               3,973,000
     Research & development                                                                                  6,865,000
     Purchase of software                                                                                    2,315,000

1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Date:  May 15, 1998