Form 10-Q
period 1998-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 1998-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1998 Commission file number: 0-28152

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

29,499,673 shares of Common Stock, $.0001 par value, as of August 1, 1998.

Part I.  Financial Information
Item 1.  Financial Statements

                                 Affinity Technology Group, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets

                                                                                  June 30,
                                                                                    1998            December 31,
                                                                                (Unaudited)             1997
Assets
Current assets:
  Cash and cash equivalents                                                   $    1,097,455      $    4,470,185
  Investments                                                                     15,297,698          19,135,415
  Accounts receivable, less allowance for doubtful accounts of $258,901
    and $400,120 at June 30, 1998 and December 31, 1997, respectively                766,893           1,944,947
  Net investment in sales-type leases - current                                      666,950           1,732,928
  Inventories                                                                      3,074,463           2,960,038
  Other current assets                                                             1,080,414             799,628
                                                                             ------------------- -------------------
Total current assets                                                              21,983,873          31,043,141
Net investment in sales-type leases - non-current                                    954,249           1,328,741
Property and equipment, net                                                        5,398,835           6,028,980
Software development costs, less accumulated amortization of $74,817 and
    $117,807 at June 30, 1998 and December 31, 1997, respectively                    652,775             750,323
Other assets                                                                       2,857,241           3,058,385
                                                                             =================== ===================
Total assets                                                                  $   31,846,973      $   42,209,570
                                                                             =================== ===================
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related party               $       33,307      $       64,222
  Accounts payable                                                                   225,471             666,824
  Accrued expenses                                                                 1,282,545             951,975
  Deferred revenue - current                                                         141,998             760,560
                                                                             ------------------- -------------------
Total current liabilities                                                          1,683,321           2,443,581
Deferred revenue - non current                                                       510,047             535,419
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized  60,000,000  shares,  issued
    31,572,880 and 31,550,199 shares at June 30,1998 and December 31, 1997
                                                                                       3,157               3,155
  Additional paid-in capital                                                      69,862,597          69,858,571
  Treasury stock, at cost (2,048,207 shares at June 30, 1998)                     (3,371,298)           (967,035)
  Deferred compensation                                                           (1,206,753)         (1,558,574)
  Accumulated deficit                                                            (35,634,098)        (28,105,547)
                                                                             ------------------- -------------------
Total stockholders' equity                                                        29,653,605          39,230,570
                                                                             =================== ===================
Total liabilities and stockholders' equity                                    $   31,846,973      $   42,209,570
                                                                             =================== ===================

See accompanying notes.


                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)


                                                             Six months ended                         Three months ended
                                                                 June 30,                                  June 30,
                                                          1998               1997                   1998              1997
                                                   ------------------- ------------------     ----------------- ------------------
Revenues:
   Initial set-up, transactions and other           $       886,893     $       726,107           $    587,409      $    192,523
   Sales and rental                                          55,269             352,047                 35,769           224,347
   Professional Services                                    797,061                   -                 16,066                 -
                                                   ------------------- ------------------     ----------------- ------------------
       Total revenue                                      1,739,223           1,078,154                639,244           416,870
Costs and expenses:
   Cost of revenues                                         651,491             540,956                215,717           249,741
   Research and development                               1,802,323           1,686,874                953,049           843,747
   Selling, general and administrative expenses           7,461,106           7,707,443              4,289,731         4,170,174
                                                   ------------------- ------------------     ----------------- ------------------
       Total costs and expenses                           9,914,920           9,935,273              5,458,497         5,263,662
                                                   ------------------- ------------------     ----------------- ------------------
Operating loss                                           (8,175,697)         (8,857,119)            (4,819,253)       (4,846,792)
Interest income, net                                        647,146           1,095,930                287,177           489,263
                                                   ------------------- ------------------     ----------------- ------------------
Net loss                                            $    (7,528,551)    $    (7,761,189)        $   (4,532,076)   $   (4,357,529)
                                                   =================== ==================     ================= ==================
Net loss per share - basic and diluted              $        (0.25)     $        (0.27)         $       (0.15)    $       (0.15)
                                                   =================== ==================     ================= ==================
Shares used in computing net loss per share              30,014,766          28,338,286             29,651,497        28,609,116
                                                   =================== ==================     ================= ==================



See accompanying notes.


                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                         Six months ended
                                                                             June 30,
                                                                      1998               1997
                                                               ------------------- ------------------
Operating activities
Net loss                                                        $    (7,528,551)    $    (7,761,189)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                     1,170,058             952,656
    Amortization of deferred compensation                               351,821             502,672
    Provision for doubtful accounts                                      60,000                   -
    Inventory valuation allowance                                       330,000                   -
    Deferred revenue                                                   (643,932)           (131,917)
    Other                                                               123,819              88,583
    Changes in current assets and liabilities:
       Accounts receivable                                            1,118,054            (397,340)
       Net investment in sales-type leases                              906,471             481,734
       Inventories                                                      123,448             147,949
       Other current assets                                            (283,273)           (149,422)
       Accounts payable and accrued expenses                           (110,784)         (1,340,504)
                                                               ------------------- ------------------
Net cash used in operating activities                                (4,382,869)         (7,606,778)

Investing activities
Purchases of property and equipment, net                               (394,574)         (1,846,625)
Software development costs                                               (1,855)           (408,394)
Proceeds from sale of short term investments                          3,837,717           1,079,571
Other                                                                         -            (300,000)
                                                               ------------------- ------------------
Net cash used in investing activities                                 3,441,288          (1,475,448)

Financing activities
Payments on notes payable and capital leases                            (30,915)            (43,316)
Exercise of options                                                       4,029              44,310
Exercise of warrants                                                          -              37,490
Purchases of treasury stock                                          (2,404,263)                  -
Other                                                                         -                (483)
                                                               ------------------- ------------------
Net cash provided by financing activities                            (2,431,149)             38,001
                                                               ------------------- ------------------
Net increase (decrease) in cash                                      (3,372,730)         (9,044,225)
Cash and cash equivalents at beginning of period                      4,470,185          31,563,950
                                                               =================== ==================
Cash and cash equivalents at end of period                      $     1,097,455     $    22,519,725
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

         In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. During the six months ended June 30, 1998, the Company did not enter into any new agreements for the sale or licensing of computer software for which revenue was recognized during the period. The Company has adopted SOP 97-2 and continues to assess the impact this will have on the presentation of the Company's financial statements.

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the disclosure of financial and descriptive information pertaining to an enterprise's reportable operating segments in annual and interim financial statements. SFAS 131 is not required to be applied to interim period financial statements in the initial year of adoption. The Company will make the disclosures required by SFAS 131, if applicable, in its financial statements for the year ended December 31, 1998.

         Certain amounts in 1997 have been reclassified to conform to 1998 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

2.       Inventories

         Inventories consist of the following:


                                                                          June 30,                December 31,
                                                                            1998                      1997
                                                                  ------------------------- -------------------------
Electronic parts and other components                                 $   1,017,544             $   1,396,826
Work in process                                                           1,714,730                   829,269
Finished goods                                                              840,012                   906,950
                                                                  ------------------------- -------------------------
                                                                          3,572,286                 3,133,045
Reserve for obsolescence                                                   (497,823)                 (173,007)
                                                                  ========================= =========================
                                                                      $   3,074,463             $   2,960,038
                                                                  ========================= =========================


4.       Loan Warehousing Agreement

         During June of 1998, Surety Mortgage, Inc. a wholly owned subsidiary of the Company ("Surety"), entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. There were no outstanding borrowings under the Loan Warehousing Agreement as of June 30, 1998.

3.       Stockholders' Equity

         During 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded its share repurchase plan by authorizing the use of an additional $2 million of general corporate funds under the plan. As of June 30, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

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

5.       Commitments and Contingencies

         Certain claims have been filed by individuals who claim certain rights, damages or interests incidental to the Company's formation and development. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

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

         The Company's Automated Loan Machine ("ALM") permits a consumer to apply for and, if determined to be a suitable credit risk, receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine, the Affinity ALM is a fully automated system that utilizes the Company's proprietary DeciSys/RT(R) technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. In addition, the ALM can be programmed to process other financial services transactions such as the establishment of savings and checking accounts, the consummation of joint loans, certain secured loans and credit consolidation loans and the issuance of credit cards.

         The Company's e-xpertLender system permits an employee of a financial institution to input consumer applicant information similar to the type of information captured by the ALM and use DeciSys/RT to process financial services transactions available via the ALM. In addition to its financial services processing capabilities, e-xpertLender also provides inquiry, routing and tracking functions for applications that cannot be automatically approved.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of June 30, 1998 of $35,634,098, with operating losses of $4,532,076 and $7,528,551 for the three and six months ended June 30, 1998, respectively. The Company expects to incur additional costs to develop its financial product origination capabilities, to enhance and market the ALM, e-xpertLender and Decisys/RT and to complete any new products and services that may be developed by the Company. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

Revenues

         The Company's revenues for the three and six months ended June 30, 1998 were $639,244 and $1,739,223, respectively, compared to $416,870 and $1,078,154 for the corresponding periods of 1997.

         Initial Set-up, Transactions and Other. Revenues from initial set-up, transactions and other fees were $587,409 and $886,893 for the three and six months ended June 30, 1998, respectively, compared to $192,523 and $726,107 for the corresponding periods in 1997. The overall increase in initial set-up, transaction and other income for the six months ended June 30, 1998, is primarily attributable to an increase in transaction revenue earned from financial service applications processed using Decisys/RT and the addition of mortgage loan underwriting and processing fees during 1998. These increases in revenues were offset by a decrease in revenue associated with fewer ALM deployments during the period. The increase in initial set-up, transaction and other income for the three months ended June 30, 1998, is primarily attributable to an increase in transaction revenue earned from financial service applications processed using Decisys/RT and the addition of mortgage loan underwriting and processing fees during 1998.

         Sales and Rental. Sales and rental fees were $35,769 and $55,269 for the three and six months ended June 30, 1998, respectively, compared to $224,347 and $352,047 for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in the number of ALMs deployed and in service during 1998 as compared to the same periods in 1997. In 1997, the Company deployed 25 ALMs under a short-term pilot program agreement which was subsequently terminated during July of 1997 by the customer. In addition, in late 1997 and early 1998 the Company's relationships with one significant ALM customer several smaller ALM customers were terminated, which resulted in a reduction of ALMs in service.

         Professional Services. During the three and six months ended June 30, 1998, the Company recognized revenue associated with contracts to perform professional services primarily for one customer. During the three and six months ended June 30, 1997, the Company did not perform services of this nature.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and six months ended June 30, 1998 was $215,717 and $651,491, respectively, compared to $249,741 and $540,956 for the corresponding periods in 1997. Cost of revenues for the three months ended June 30, 1998 consisted primarily of direct costs of processing financial service applications, depreciation associated with ALMs under operating leases and direct costs associated with underwriting and processing mortgage loans. Cost of revenues for the six months ended June 30, 1998 consisted primarily of the items described in the preceding sentence plus labor and other direct costs and allocation of indirect costs relating principally to the performance of professional services.

         The decrease during the three months ended June 30, 1998 as compared to the same period in 1997 is attributable to a decrease in ALMs deployed under sales-type leases in 1998 as compared to the same period in 1997 and reduced depreciation expense associated with fewer ALMs in service under operating leases in 1998 compared to the same period in 1997. The decrease in cost of revenues was offset by the addition in 1998 of expenses associated with the underwriting and processing of mortgage loans.

         The increase during the six months ended June 30, 1998 as compared to the same period in 1997 is attributable to an increase in labor and other direct and indirect costs associated with the performance of professional services, the addition of expense associated with the underwriting and processing of mortgage loans, an increase in the number of financial service applications processed using Decisys/RT and an increase in the quantity of credit card and other debit card transactions processed. The increase in cost of revenues was offset by a decrease in ALMs deployed under sales-type leases in 1998 as compared to the same period in 1997 and reduced depreciation expense associated with fewer ALMs in service under operating leases in 1998 compared to the same period in 1997.

         Research and Development. Costs incurred for research and development for the three and six months ended June 30, 1998 totaled $953,049 and $1,802,323, respectively, compared to $843,747 and $1,686,874 for the corresponding periods in 1997. Research and development costs reflect the Company's continued commitment to initiatives associated with the technological enhancement of the Company's Decisys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $4,289,730 and $7,461,105 for the three and six months ended June 30, 1998, respectively, as compared to $4,170,174 and $7,707,443 for the corresponding periods in 1997.

         The increase for the three months ended June 30, 1998 as compared to the corresponding period of 1997 is attributable to an increase in (i.) employment costs, including benefits and signing bonuses paid to key employees and costs associated with termination benefits paid to certain employees in 1998; and (ii.) depreciation and amortization expense associated with an overall increase in the Company's depreciable assets. The overall increase in selling, general and administrative expense was offset by a decrease in: (i.) advertising and marketing costs; (ii.) travel costs; (iii.) professional fees consisting primarily of legal, accounting, recruiting and relocation fees; and, (iv.) deferred compensation expense due to the forfeiture of common stock options granted under the Company's 1995 Stock Option Plan.

The decrease for the six months ended June 30, 1998 as compared to the corresponding period of 1997 is primarily attributable to a decrease in: (i.) advertising and marketing costs; (ii.) professional fees consisting primarily of legal, accounting, recruiting and relocation fees; (iii.) travel costs; and, (iv.) deferred compensation expense due to the forfeiture of common stock options granted under the Company's 1995 Stock Option Plan. The overall decrease in selling, general and administrative expense was offset by an increase in:
(i.) employment costs, including salaries, wages, benefits and signing bonuses paid to key employees and costs associated with termination benefits paid to certain employees in 1998; and (ii.) depreciation and amortization expense associated with an overall increase in the Company's depreciable assets.

         Interest Income/Expense. Interest income for the three and six months ended June 30, 1998 totaled $291,405 and $656,808, respectively, as compared to $496,744 and $1,118,778 for the corresponding periods in 1997. The decrease in interest income for the three and six months ended June 30, 1998 is due to a decrease in cash and cash equivalents and investments balances as compared to the same periods of 1997 coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three and six months ended June 30, 1998 was $4,230 and $9,663 compared to $7,481 and $22,848, for the corresponding periods in 1997.

Liquidity and Capital Resources

         The Company has generated operating losses of $35,634,098 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and, prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net cash used during the six months ended June 30, 1998 to fund operations was $4,382,869. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of $1,802,323, capital expenditures of $394,574 and repurchase of outstanding shares of the Company's common stock of $2,404,263. At June 30, 1998, cash and liquid investments were $16,395,153 and working capital was $20,300,552.

         During June of 1998, Surety Mortgage, Inc. a wholly owned subsidiary of the Company ("Surety"), entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. There were no outstanding borrowings under the Loan Warehousing Agreement as of June 30, 1998.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash resources at the rate used in 1997 and the first six months of 1998, the Company will deplete its existing cash resources in the latter part of 1999. The Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during the remainder of 1998.
During the remainder of 1998, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund operations, capital expenditures, research and development and marketing efforts designed to promote consumer awareness and use of its products and services. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         During 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded its share repurchase plan by authorizing the use of an additional $2 million of general corporate funds under the plan. As of June 30, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

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

Items 1, 3 and 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of June 30, 1998, the Company has used net proceeds of $60,078,000 from the offering as follows:


                                                         Direct  or   indirect   payments  to
                                                         directors,     officers,     general
                                                         partners  of  the  issuer  or  their
                                                         associates;  to  persons  owning ten
                                                         percent  or  more  of any  class  of
                                                         equity  securities  of  the  issuer;        Direct or indirect
                                                         and to affiliates of the issuer.            payments to others
                                                         -------------------------------------    --------------------------
Construction of plant, building and facilities                                                          $            -
Purchase and installation of machinery and equipment                                                             5,031,000
Purchase of real estate                                                                                              -
Acquisition of other business(es)                                                                              300,000
Repayment of indebtedness                                          $          771,000 1                      1,000,000
Working capital                                                                                             22,258,990
Temporary investments:
     US Treasury obligations                                                                                13,776,554
     Commercial paper                                                                                        1,521,000
     Money market / cash                                                                                     1,097,446
Other purposes
     Marketing                                                                                               4,104,001
     Research & development                                                                                  7,818,009
     Purchase of software                                                                                    2,400,000

1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Affinity Technology Group, Inc. was held on May 28, 1998 (the "Annual Meeting"). At the Annual Meeting, Alan H. Fishman, Jeff A. Norris, Robert M. Price, Edward J. Sebastian and Peter R. Wilson were duly elected to the Board of Directors of the Company and the selection of Ernst & Young, LLP as independent accountants for the year ending December 31, 1998 was ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:


Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
Alan H. Fishman                                 27,871,266                   371,983                         -

Jeff A. Norris                                  27,862,730                   380,519                         -

Robert M. Price                                 27,893,080                   350,169                         -

Edward J. Sebastian                             27,719,695                   523,554                         -

Peter R. Wilson                                 27,893,080                   350,169                         -




Ratification of the selection of Ernst & Young LLP.

Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
        28,023,225                             53,965                   166,059                      -


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

     On May 18, 1998 the Company filed a current report on Form 8-K to disclose the appointment of Murray Smith as the Company's Chief Executive Officer and President.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer and Treasurer

Date:  August 14, 1998


Exhibit 27 - Financial Data Schedule
This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements for the three and six months ended June 30, 1998 and is qualified in its entirety by reference to such statements.