Form 10-Q
period 1998-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 1998-11-04
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1998 Commission file number: 0-28152

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

29,499,673 shares of common stock, $.0001 par value, as of November 1, 1998.

Part I.  Financial Information
Item 1.  Financial Statements


                                 Affinity Technology Group, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets

                                                                               September 30,
                                                                                    1998            December 31,
                                                                                (Unaudited)             1997
Assets
Current assets:
  Cash and cash equivalents                                                   $    4,765,309      $    4,470,185
  Investments                                                                      8,428,756          19,135,415
  Accounts  receivable,  less  allowance  for doubtful  accounts of $295,147 and
    $400,120 at September 30, 1998 and December 31, 1997, respectively
                                                                                     561,582           1,944,947
  Net investment in sales-type leases - current                                      609,096           1,732,928
  Inventories                                                                      2,418,011           2,960,038
  Other current assets                                                             1,364,245             799,628
                                                                             ------------------- -------------------
Total current assets                                                              18,146,999          31,043,141
Net investment in sales-type leases - non-current                                    762,624           1,328,741
Property and equipment, net                                                        5,190,342           6,028,980
Software  development  costs,  less  accumulated  amortization  of  $93,371  and
    $117,807 at September 30, 1998 and December 31, 1997, respectively
                                                                                   1,203,808             750,323
Other assets                                                                       2,756,671           3,058,385
                                                                             =================== ===================
Total assets                                                                  $   28,060,444      $   42,209,570
                                                                             =================== ===================
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related party               $       22,344      $       64,222
  Accounts payable                                                                   263,290             666,824
  Accrued expenses                                                                   922,518             951,975
  Deferred revenue - current                                                         138,039             760,560
                                                                             ------------------- -------------------
Total current liabilities                                                          1,346,191           2,443,581
Deferred revenue - non-current                                                       469,005             535,419
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized  60,000,000  shares,  issued
    31,572,880 and 31,550,199 shares at September 30,1998 and December 31,
    1997, respectively                                                                 3,157               3,155
  Additional paid-in capital                                                      69,862,597          69,858,571
  Treasury stock, at cost (2,048,207 and 992,207 shares at September 30,
1998 and December 31, 1997, respectively)                                         (3,371,298)           (967,035)
  Deferred compensation                                                           (1,050,158)         (1,558,574)
  Accumulated deficit                                                            (39,199,050)        (28,105,547)
                                                                             ------------------- -------------------
Total stockholders' equity                                                        26,245,248          39,230,570
                                                                             =================== ===================
Total liabilities and stockholders' equity                                    $   28,060,444      $   42,209,570
                                                                             =================== ===================


See accompanying notes.


                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)


                                                            Three months ended                         Nine months ended
                                                               September 30,                             September 30,
                                                          1998               1997                   1998              1997
                                                   ------------------- ------------------     ----------------- ------------------
Revenues:
   Transaction processing fees                      $       212,433     $       220,727           $    577,316      $    380,673
   Mortgage processing services                             104,326                   -                260,183                 -
   Initial set-up                                            42,452             335,503                272,122           848,295
   Sales and rental                                           4,050             954,701                 59,319         1,306,748
   Professional services                                      1,536             159,800                798,597           159,800
   Other                                                     77,540              46,688                214,023           100,057
                                                   ------------------- ------------------     ----------------- ------------------
       Total revenue                                        442,337           1,717,419              2,181,560         2,795,573

Costs and expenses:
   Cost of revenues                                         227,293             798,546                878,784         1,339,502
   Research and development                                 460,886             896,460              2,263,209         2,583,334
   Selling, general and administrative expenses           3,528,221           3,755,032             10,989,327        11,462,475
                                                   ------------------- ------------------     ----------------- ------------------
       Total costs and expenses                           4,216,400           5,450,038             14,131,320        15,385,311
                                                   ------------------- ------------------     ----------------- ------------------
Operating loss                                           (3,774,063)         (3,732,619)           (11,949,760)      (12,589,738)
Interest income, net                                        209,111             472,803                856,257         1,568,733
                                                   ------------------- ------------------     ----------------- ------------------
Net loss                                            $    (3,564,952)    $    (3,259,816)        $  (11,093,503)   $  (11,021,005)
                                                   =================== ==================     ================= ==================
Net loss per share - basic and diluted              $        (0.12)     $        (0.11)         $       (0.37)    $       (0.39)
                                                   =================== ==================     ================= ==================
Shares used in computing net loss per share              29,499,673          28,837,376             29,841,090        28,506,406
                                                   =================== ==================     ================= ==================



See accompanying notes.

                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)



                                                                         Nine months ended
                                                                           September 30,
                                                                      1998               1997
                                                               ------------------- ------------------
Operating activities
Net loss                                                        $   (11,093,503)    $   (11,021,005)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                     1,754,432           1,478,627
    Amortization of deferred compensation                               508,416             368,128
    Provision for doubtful accounts                                     140,465             209,853
    Inventory valuation allowance                                       720,000             131,240
    Deferred revenue                                                   (688,935)           (110,248)
    Other                                                               121,449              67,605
    Changes in current assets and liabilities:
       Accounts receivable                                            1,242,900          (1,104,587)
       Net investment in sales-type leases                            1,155,950            (118,802)
       Inventories                                                      389,900             538,040
       Other current assets                                            (554,432)           (248,772)
       Accounts payable and accrued expenses                           (427,613)         (1,535,546)
                                                               ------------------- ------------------
Net cash used in operating activities                                (6,730,971)        (11,345,467)

Investing activities
Purchases of property and equipment, net                               (661,631)         (2,184,620)
Software development costs                                             (571,442)           (444,748)
Sales (purchases) of short term investments, net                     10,706,659         (11,867,672)
Other                                                                         -            (300,000)
                                                               ------------------- ------------------
Net cash (used in) provided by investing activities                   9,473,586         (14,797,040)

Financing activities
Payments on capital leases                                              (47,258)            (57,396)
Exercise of options                                                       4,029              35,443
Exercise of warrants                                                          -              37,490
Purchases of treasury stock                                          (2,404,263)           (228,838)
                                                               ------------------- ------------------
Net cash used in financing activities                                (2,447,492)           (213,301)
                                                               ------------------- ------------------
Net increase (decrease) in cash                                         295,123         (26,355,808)
Cash and cash equivalents at beginning of period                      4,470,185          31,563,950
                                                               =================== ==================
Cash and cash equivalents at end of period                            4,765,309     $     5,208,142
                                                               =================== ==================


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

         In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. During the nine months ended September 30, 1998, the Company did not enter into any new agreements for the sale or licensing of computer software for which revenue was recognized during the period. The Company has adopted SOP 97-2 and continues to assess the impact it will have on the presentation of the Company's financial statements.

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the disclosure of financial and descriptive information pertaining to an enterprise's reportable operating segments in annual and interim financial statements. SFAS 131 is not required to be applied to interim period financial statements in the initial year of adoption. The Company will make the disclosures required by SFAS 131, if applicable, in its financial statements for the year ended December 31, 1998.

         Certain amounts in 1997 have been reclassified to conform to 1998 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

2.       Inventories

         Inventories consist of the following:

                                                                       September 30,              December 31,
                                                                            1998                      1997
                                                                  ------------------------- -------------------------
Electronic parts and other components                                 $   1,251,534             $   1,396,826
Work in process                                                           1,159,621                   829,269
Finished goods                                                              894,679                   906,950
                                                                  ------------------------- -------------------------
                                                                          3,305,834                 3,133,045
Reserve for obsolescence                                                   (887,823)                 (173,007)
                                                                  ========================= =========================
                                                                      $   2,418,011             $   2,960,038
                                                                  ========================= =========================

3.       Loan Warehousing Agreement

         During June 1998, Surety Mortgage, Inc. a wholly owned subsidiary of the Company ("Surety"), entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. There were no outstanding borrowings under the Loan Warehousing Agreement as of September 30, 1998.

4.       Stockholders' Equity

         During 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded its share repurchase plan by authorizing the use of an additional $2 million of general corporate funds under the plan. As of September 30, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

5.       Net Loss Per Share of Common Stock

         During 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per share of common stock amounts presented on the face of the consolidated statements of operations have been computed based on a weighted average number of shares of common stock outstanding in accordance with SFAS 128.

6.       Commitments and Contingencies

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

         The Company's first product, the Automated Loan Machine ("ALM"), permits a consumer to apply for and, if determined to be a suitable credit risk, receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine, the Affinity ALM is a fully automated system that utilizes the Company's proprietary DeciSys/RT(R) technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. In addition, the ALM can be programmed to process other financial services transactions such as the establishment of savings and checking accounts, the consummation of joint loans, certain secured loans and credit consolidation loans, and the issuance of credit cards.

         The Company's e-xpertLender system permits an employee of a financial institution to input consumer applicant information similar to the type of information captured by the ALM and to use DeciSys/RT to process financial services transactions available through the ALM. In addition to its financial services processing capabilities, e-xpertLender also provides inquiry, routing and tracking functions for applications that are not automatically approved.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of September 30, 1998 of $39,199,050, with operating losses of $3,564,952 and $11,093,503 for the three and nine months ended September 30, 1998, respectively. The Company expects to incur additional costs to develop its financial product origination capabilities, to enhance and market the ALM, e-xpertLender and DeciSys/RT and to complete any new products and services that may be developed by the Company. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

Revenues

         The Company's revenues for the three and nine months ended September 30, 1998 were $442,337 and $2,181,560, respectively, compared to $1,717,419 and
$2,795,573 for the corresponding periods of 1997.

         Transaction Processing Fees. Revenues from transaction fees were $212,433 and $577,316 for the three and nine months ended September 30, 1998, respectively, compared to $220,727 and $380,673 for the corresponding periods in 1997. The slight decrease during the three months ended September 30, 1998, as compared to the same period in 1997 is attributable to a decrease in the quantity of credit card and other debit card transactions processed. The slight decrease was partially offset by an increase in the number of financial service applications processed using DeciSys/RT. The increase during the nine months ended September 30, 1998 as compared to the same period in 1997 is attributable to an increase in quantity of financial service applications processed using DeciSys/RT.

         Mortgage Processing Services. Mortgage processing services represents fees earned by Surety Mortgage, Inc., a wholly-owned subsidiary of the Company, for underwriting and processing mortgage loans. Revenues from mortgage processing services were $104,326 and $260,183 for the three and nine months ended September 30, 1998, respectively. During the three and nine months ended September 30, 1997, the Company did not perform services of this nature.

         Initial Set-up Fees. Revenues from initial set-up fees were $42,452 and $272,122 for the three and nine months ended September 30, 1998, respectively, compared to $335,503 and $848,295 for the corresponding periods in 1997. The overall decrease in initial set-up fees for the three and nine months ended September 30, 1998, is attributable to fewer ALM deployments during 1998 compared to 1997.

         Sales and Rental. Sales and rental fees were $4,050 and $59,319 for the three and nine months ended September 30, 1998, respectively, compared to $954,701 and $1,306,748 for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in the number of ALMs deployed and in service during 1998 as compared to the same periods in 1997. In 1997, the Company deployed 25 ALMs under a short-term pilot program agreement which was subsequently terminated during July 1997 by the customer. In addition, in late 1997 and 1998 the Company's relationships with one significant ALM customer and several smaller ALM customers were terminated, which resulted in a substantial reduction of ALMs in service.

         Professional Services. Professional services were $1,536 and $798,597 for the three and nine months ended September 30, 1998, respectively, compared to $159,800 for each of the same periods in 1997. Professional services reflect fees associated with a contract to perform professional services for one customer. Prior to June 30, 1997, the Company did not perform services of this nature.

         Other. Revenues from other fees were $77,540 and $214,023 for the three and nine months ended September 30, 1998, respectively, compared to $46,688 and $100,057 for the corresponding periods in 1997.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 1998 was $227,293 and $878,784, respectively, compared to $798,546 and $1,339,502 for the corresponding periods in 1997. Cost of revenues for the three months ended September 30, 1998, consisted primarily of direct costs of processing financial service applications, depreciation associated with ALMs under operating leases and direct costs associated with underwriting and processing mortgage loans. Cost of revenues for the nine months ended September 30, 1998, consisted primarily of the items described in the preceding sentence plus labor and other direct costs and allocation of indirect costs relating principally to the performance of professional services.

         The  decrease  during the three  months ended  September  30, 1998,  as compared to the same period in 1997 is attributable to the decrease in ALMs deployed under sales-type leases in 1998, reduced depreciation expense associated with fewer ALMs in service under operating leases in 1998 and a decrease in the quantity of credit card and other debit card transactions processed in 1998. The decrease in cost of revenues was partially offset by an increase in the number of financial service applications processed using DeciSys/RT and the addition in 1998 of expenses associated with the underwriting and processing of mortgage loans.

         The decrease during the nine months ended September 30, 1998, as compared to the same period in 1997 is attributable to the decrease in ALMs deployed under sales-type leases in 1998 as compared to the same period in 1997, depreciation expense associated with fewer ALMs in service under operating leases in 1998 compared to the same period in 1997 and a reduction in labor and other direct and indirect costs associated with professional services performed. The decrease in cost of revenues was partially offset by an increase in the number of financial service applications processed using DeciSys/RT, the addition of expense associated with the underwriting and processing of mortgage loans and an increase in the quantity of credit card and other debit card transactions processed.

         Research and Development. Costs incurred for research and development for the three and nine months ended September 30, 1998 totaled $460,886 and $2,263,209, respectively, compared to $896,460 and $2,583,334 for the corresponding periods in 1997. The decrease in research and development costs for the three and nine months ended September 30, 1998, reflects a decrease in the number of employees involved in development activities and the progression of certain development activities to a point where the costs of such activities are capitalized pursuant to applicable accounting guidelines. The Company continues to commit resources to initiatives associated with the technological enhancement of the Company's DeciSys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $3,528,221and $10,989,327 for the three and nine months ended September 30, 1998, respectively, as compared to $3,755,032 and $11,462,475 for the corresponding periods in 1997.

         The decrease for the three months ended September 30, 1998, as compared to the corresponding period of 1997 is attributable to a decrease in certain employment costs, primarily wage and recruiting costs associated with an overall reduction in the number of employees, and travel costs. The decrease in selling, general and administrative expense was partially offset by an increase in inventory valuation allowances associated with potentially obsolete ALM shells due to design improvements, deferred compensation expense due to the significant forfeitures of common stock options, granted under the Company's 1995 Stock Option Plan, during the three months ended September 30, 1997 and costs associated with termination benefits to be paid to certain employees during 1998.

         The decrease for the nine months ended September 30, 1998 as compared to the corresponding period of 1997 is primarily attributable to a decrease in:
(i.) advertising and marketing costs; (ii.) employment costs, primarily wage and recruiting costs associated with an overall reduction in the number of employees; (iii.) travel costs; and, (iv.) professional fees consisting primarily of legal, accounting, recruiting and relocation fees. The decrease in selling, general and administrative expense was partially offset by an increase in depreciation and amortization expense associated with an overall increase in the Company's depreciable assets and costs associated with termination benefits to be paid to certain employees during 1998.

         Interest Income/Expense. Interest income for the three and nine months ended September 30, 1998, totaled $210,156 and $866,963, respectively, as compared to $479,326 and $1,598,104 for the corresponding periods in 1997. The decrease in interest income for the three and nine months ended September 30, 1998, is due to a decrease in cash and cash equivalents and investments balances as compared to the same periods of 1997 coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three and nine months ended September 30, 1998, was $1,045 and $10,706 compared to $6,523 and $29,371, for the corresponding periods in 1997.

Liquidity and Capital Resources

         The Company has generated operating losses of $39,199,050 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and, prior to such offering, through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net cash used during the nine months ended September 30, 1998, to fund operations was $6,730,971 compared to $11,395,467 for the same period in 1997. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of $2,263,209, software development of $571,442, capital expenditures of $661,631 and the repurchase of outstanding shares of the Company's common stock of $2,404,263. At September 30, 1998, cash and liquid investments were $13,194,065 and working capital was $16,800,808.

         During June 1998, Surety Mortgage, Inc. a wholly owned subsidiary of the Company ("Surety"), entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. There were no outstanding borrowings under the Loan Warehousing Agreement as of September 30, 1998.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in 1997 and the first nine months of 1998, the Company would deplete its existing cash resources in the latter part of 1999. The Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. Currently, the Company's employee base is approximately 40% less than it was at December 31, 1997. The Company expects that its cost reduction measures will allow it to operate into the first quarter of 2000 with existing cash resources not including revenues that may be received under existing customer contracts. Including revenues that may be received from completion of existing customer contracts, the Company expects cash reserves to last until mid-2000. Accordingly, the Company believes existing cash, cash equivalents, internally generated funds and available borrowings will be sufficient to meet the Company's currently anticipated operating expenditure requirements during the remainder of 1998 and through 1999. However no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for the entire part of 1999.

         During the remainder of 1998 and 1999, the Company expects to continue to use a significant amount of existing cash, cash equivalents and internally generated funds to fund operations, capital expenditures and research and development. In order to fund more rapid expansion, to develop new or enhanced products or to address liquidity needs caused by shortfalls in revenues, the Company may need to raise additional capital in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         During 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded its share repurchase plan by authorizing the use of an additional $2 million of general corporate funds under the plan. During the three months ended September 30, 1998, the Company did not repurchase any shares of its outstanding common stock under this plan. As of September 30, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

Possible Delisting of Securities From Nasdaq Stock Market

         The Company has been notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not in compliance with Nasdaq listing standards that require the Company's stock to maintain a minimum bid price of $1.00 or more. As a result, the Company has been provided a period which expires December 2, 1998, to regain compliance with such standards. If the Company's common stock does not regain compliance within the specified period (which would require the common stock to have a closing bid price of $1.00 or more for at least ten consecutive business days, the Company's stock would be delisted at the opening of business on December 4, 1998. The Company may, and intends to, request a review prior to December 2, 1998, which will generally stay delisting for an indeterminable period of time after December 4, 1998. In the event of delisting by Nasdaq, trading in the Company's common stock would thereafter be conducted in the over-the-counter markets. Consequently, the liquidity of the Company's common stock would be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions and lower or higher prices for the Company's common stock that might otherwise be attained. Further, the delisting of the Company's common stock would have a material adverse effect on the ability of the Company to raise capital through the sale of equity securities.

Year 2000 Compliance

         The current versions of the Company's internally developed software are Year 2000 compliant. Versions of the Company's software installed at customer sites are also year 2000 compliant. The Company does not expect to incur significant expenses or disruptions in revenues in connection with Year 2000 issues related to its own software products. Additionally, the Company has completed its Year 2000 assessment of internal systems and applications and has determined that all of its internally developed systems are Year 2000 compliant. However, the Company is still in the process of testing hardware systems for Year 2000 compliance. Based on its current assessment of Year 2000 testing and conversion work for internal systems, the Company estimates that the costs of Year 2000 compliance for such systems will not have a material adverse effect on the Company's business, results of operations or financial condition. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

         The Company has also initiated communications with third parties on which it is dependent for essential software and services (including services necessary to operate the Company's products) to determine how they are addressing Year 2000 issues and to evaluate any impact on the Company's operations. Although the Company intends to work with these third parties to resolve Year 2000 compliance issues, the lack of resolution of Year 2000 issues by these parties could have a material adverse effect on the Company's future business operations, financial condition and results of operations. At this time the Company cannot quantify the potential impact of the third-party Year 2000 issues, nor has it developed contingency plans for the possibility that one or more of such third parties experiences a significant disruption due to Year 2000 issues.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report that are not descriptions of historical facts, including the statements made regarding the depletion of existing cash resources and the effect of Year 2000 issues, may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These and other factors may cause actual results to differ materially from those anticipated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Part II. Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of September 30, 1998, the Company has used net proceeds of $60,078,000 from the offering as follows:


                                                         Direct  or   indirect   payments  to
                                                         directors,     officers,     general
                                                         partners  of  the  issuer  or  their
                                                         associates;  to  persons  owning ten
                                                         percent  or  more  of any  class  of
                                                         equity  securities  of  the  issuer;        Direct or indirect
                                                         and to affiliates of the issuer.            payments to others
                                                         -------------------------------------    --------------------------
Construction of plant, building and facilities                                                          $            -
Purchase and installation of machinery and equipment                                                         5,206,000
Purchase of real estate                                                                                              -
Acquisition of other business(es)                                                                              300,000
Repayment of indebtedness                                          $          771,000 1                      1,000,000
Working capital                                                                                             24,714,039
Temporary investments:
     US Treasury obligations                                                                                 6,907,612
     Commercial paper                                                                                        1,521,144
     Money market / cash                                                                                     4,765,309
Other purposes
     Marketing                                                                                               4,104,001
     Research & development                                                                                  8,278,895
     Purchase of software                                                                                    2,510,000

1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 10 - Nonqualified Stock Option Agreement, dated as of July 29, 1998, between Affinity Technology Group, Inc. and R. Murray Smith.

    Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

         Not applicable



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer and Treasurer

Date:  November 4, 1998

Exhibit 27 - Financial Data Schedule
This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements for the three and nine months ended September 30, 1998 and is qualified in its entirety by reference to such statements.