Form 10-Q/A
period 1998-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 1998-11-05
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

Form 10-Q/A
Amendment

The purpose of this amendment is to file Exhibit 10 which was not included on the Registrant's Form 10-Q for the quarter ended September 30, 1998, filed November 4, 1998.

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as set forth in the pages attached hereto.


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

Date:  November 5, 1998

Exhibit 10 - Nonqualified Stock Option Agreement, dated as of July 29, 1998, between Affinity Technology Group, Inc. and R. Murray Smith.



                       NONQUALIFIED STOCK OPTION AGREEMENT
                                       OF
                         AFFINITY TECHNOLOGY GROUP, INC.


         THIS NONQUALIFIED STOCK OPTION AGREEMENT (the "Agreement") is made as of the 29th day of July, 1998, between AFFINITY TECHNOLOGY GROUP, INC., a Delaware corporation (the "Corporation"), and R. MURRAY SMITH, an employee of the Corporation (the "Executive").

                              Background Statement

         To induce the Executive to accept employment with the Corporation as the Corporation's President and Chief Executive Officer, the Corporation has agreed, among other things, to grant to the Executive an option to acquire 250,000 shares of the common stock, par value $.0001 per share, of the Company upon the terms and conditions set forth in this Agreement.

                             Statement of Agreement

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

         1. Grant of Option. The Corporation hereby grants to the Executive, as a matter of separate inducement in connection with his agreement to accept employment with the Corporation, and not in lieu of any salary or other compensation for his services, the right and option (the "option") to purchase all or any part of an aggregate of two hundred and fifty thousand (250,000) shares (the "shares") of the common stock of the Corporation at the purchase price of ninety-four cents ($0.94) per share. The Corporation hereby reserves sufficient authorized shares of common stock for the exercise of the option. The option shall become exercisable on the dates set forth on Schedule A attached hereto, and the option will expire if not exercised in full on or before July 28, 2008. The period during which the option may be exercised shall be referred to herein as the "option period." The option shall be designated as a nonqualified option under the Internal Revenue Code of 1986, as amended (the "Code").

         Notwithstanding any provisions of this Agreement to the contrary, the Compensation Committee of the Board of Directors (the "Committee") shall have complete authority, in its discretion, to accelerate the date that the option shall become exercisable, in whole or in part, without any obligation to accelerate such date with respect to other options granted to the Executive. Further, in the event of a "change in control" of the Corporation (as defined in the next sentence), the option shall become fully exercisable, whether or not then otherwise exercisable. For purposes of the immediately preceding sentence, a "change in control" shall be deemed to occur as of: (i) the date on which any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of shares representing more than 50% of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors of the Corporation ("Voting Stock"); (ii) the date on which the stockholders of the Corporation approve a definitive agreement under which the Corporation will consolidate with or merge into any other corporation, or convey, transfer or lease all or substantially all of its assets to any person, or any other corporation will merge into the Corporation, and, in the case of any such transaction, the outstanding common stock of the Corporation will be converted into cash, securities or other property, unless the stockholders of the Corporation immediately before such transaction own, directly or indirectly immediately following such transaction, at least 51% of the combined voting power of the outstanding securities of the corporation resulting from such transaction in substantially the same proportion as their ownership of the Voting Stock immediately before such transaction; or (iii) the date on which there shall have been a change in a majority of the Board of Directors of the Corporation within a 12-month period unless the nomination for election of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the 12-month period.

         2.        Exercise of Option.

         (a) The option may be exercised by giving written notice of at least ten days to the Corporation at such place as the Corporation may direct. Such notice shall specify the number of shares to be purchased pursuant to the option and the aggregate purchase price to be paid therefor, and shall be accompanied by the payment of such purchase price. Such payment may be in the form of (i) cash; (ii) shares of common stock owned by the Executive at the time of exercise; (iii) shares of common stock withheld upon exercise; (iv) delivery of a properly executed written notice of exercise to the Corporation and delivery to a broker of written notice of exercise and irrevocable instructions to promptly deliver to the Corporation the amount of sale or loan proceeds to pay the option price; or (v) any combination of the foregoing methods. Shares of common stock tendered or withheld in payment of the purchase price shall be valued at their fair market value on the date of exercise, as determined by the Committee.

         (b) The option shall not be exercised unless the Executive is, at the time of exercise, an employee of the Corporation or a subsidiary thereof and has been an employee continuously since the date on which the option was granted, subject to the following:

         (i) In determining whether the Executive is an employee, the regulations of the United States Treasury Department relating to the determination of the employment relationship for the purpose of collection of income taxes on wages at the source shall be applied. An option shall not be affected by any change in the terms, conditions or status of the Executive's employment, provided that the Executive continues to be an employee of the Corporation or any of its subsidiaries.

     (ii) The employment relationship of the Executive shall be treated as continuing intact for any period that the Executive is on military or sick leave or other bona fide leave of absence, provided that the period of such leave does not exceed 90 days or, if longer, as long as the Executive's right to reemployment is guaranteed either by statute or contract. The employment relationship of the Executive shall also be treated as continuing intact while the Executive is not in active service because of disability. For purposes of the immediately preceding sentence, "disability" shall mean the inability of the Executive to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death, or which has lasted or can be expected to last for a continuous period of not less than 12 months. The Committee shall determine whether the Executive is disabled within the meaning of this paragraph.

     (iii) If the employment of the Executive is terminated because of disability within the meaning of paragraph (ii) above, or if the Executive dies while he is an employee or dies after the termination of his employment because of disability, the option may be exercised only to the extent exercisable on the date of the Executive's termination of employment or death while employed (the "termination date"), except that the Committee may in its discretion accelerate the date for exercising all or any part of the option which was not otherwise exercisable on the termination date. The option must be exercised, if at all, prior to the first to occur of the following, whichever shall be applicable: (A) the close of the period of 12 months next succeeding the termination date; or
(B) the close of the option period. If the Executive dies, the option shall be exercisable by such persons as shall have acquired the right to exercise the option by will or by the laws of intestate succession.

     (iv) If the employment of the Executive is terminated for any reason other than disability, death or for "cause" (as such term is defined in subparagraph
(v) below), his option may be exercised to the extent exercisable on the date of such termination of employment, except that the Committee may in its discretion accelerate the date for exercising all or any part of the option which was not otherwise exercisable on the date of such termination of employment. The option must be exercised, if at all, prior to the first to occur of the following, whichever shall be applicable: (A) the close of the period of 90 days next succeeding the termination date; or (B) the close of the option period. If the Executive dies following such termination of employment and prior to the earlier of the dates specified in clauses (A) and (B) of this subparagraph (iv), the Executive shall be treated as having died while employed under subparagraph
(iii) above (treating for this purpose the Executive's date of termination of employment as the termination date). If the Executive dies, the option shall be exercisable by such person or persons as shall have acquired the right to exercise the option by will or by the laws of intestate succession.


     (v) If the  employment  of the  Executive  is  terminated  for  "cause" (as defined in the next sentence), his option shall lapse and no longer be exercisable as the effective time and date of his termination of employment as determined by the Committee. For purposes of this subparagraph (v) and subparagraph (iv), the Executive's termination shall be for "cause" if such termination results from the Executive's (a) dishonesty; (b) refusal to perform his duties for the Corporation; or (c) engaging in conduct that could be materially damaging to the Corporation without a reasonable good faith belief that such conduct was in the best interests of the Corporation. The determination of "cause" shall be made by the Committee, and its determination shall be final and conclusive.

         3.        Tax Equivalent Note.

         (a) Upon each exercise by the Executive of the option (each, an "Option Exercise") and the acquisition by the Executive of shares of common stock covered by the option ("option shares"), the Corporation shall be obligated to loan to the Executive an amount of money necessary to enable the Executive to pay the amount of federal and state income taxes ("Taxes") incurred by the Executive in connection with the Option Exercise (the "Tax Amount"). The Corporation shall pay the Tax Amount directly to the appropriate federal and state tax authorities through its payroll withholding system as of the last day of the calendar year in which the Option Exercise occurs, and the Executive shall concurrently execute and deliver to the Corporation a non-interest bearing promissory note payable to the Corporation (the "Tax Equivalent Note") in the principal amount equal to the Tax Amount. The terms of the Tax Equivalent Note shall require the Executive to repay to the Corporation, within 10 days after the occurrence of a Taxable Event, an amount of money equal to (i) the Tax Amount incurred by the Executive in connection with the exercise of the option and acquisition of the option shares that are being disposed of by the Executive in such Taxable Event less (ii) the Forgiven Amount. For purposes of the immediately preceding sentence: (a) a "Taxable Event" shall mean any event involving the sale, transfer, exchange or other disposition of option shares, whether voluntary or involuntary, that causes the Executive to recognize taxable gain or loss under the Code; and (b) the "Forgiven Amount" shall mean an amount equal to (x) (i) the actual amount of Taxes incurred by the Executive in connection with the exercise of the option and the disposition of the option shares being disposed of in the Taxable Event, less (ii) the amount of Taxes that would have been incurred by the Executive in connection with the exercise of the option and the disposition of such option shares if the option were an incentive stock option under the Code, divided by (y) one (1), minus the Executive's combined effective federal and state tax rate for the year in which the Taxable Event occurred. The Forgiven Amount shall represent a portion of the Tax Equivalent Note that is forgiven by the Corporation upon the occurrence of a related Taxable Event. The terms of the Tax Equivalent Note shall also require the Executive (a) to pay all reasonable costs incurred by the Corporation of collecting and enforcing the Tax Equivalent Note, including reasonable attorneys' fees and expenses, and (b) to waive demand, notice of presentment, protest and notice of dishonor.

         (b) As of the end of each calendar  year during which a Tax  Equivalent
Note is outstanding, the Corporation shall pay to the Executive an amount equal to the Taxes incurred by the Executive relating to interest income imputed with respect to the Tax Equivalent Note during such year.

         (c) The Corporation and the Executive acknowledge and agree that the objective of this paragraph 3 is to allow the Executive to realize substantially the same economic benefits (after Taxes) that would be realized if the option were treated as an incentive stock option under the Code, as illustrated in Exhibit A attached hereto. The Corporation and the Executive hereby agree that the provisions of this paragraph 3 shall be interpreted in a manner that is consistent with the foregoing sentence.

         4. Nontransferability of Options and Shares. Except as may be permitted by the Committee, this option shall not be transferable (including by pledge or hypothecation) other than by will or the laws of intestate succession or pursuant to a qualified domestic relations order (as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder); provided, however, that no such transfer shall be effective unless the transaction has been registered under the Securities Act of 1933, as amended (the "Securities Act"), or, in the opinion of the Committee, such registration is not required. This option shall be exercisable during the Executive's lifetime only by the Executive. To the extent required by Section 16 of the Exchange Act, shares acquired upon the exercise of the option shall not, without the consent of the Committee, be transferable (including by pledge or hypothecation) until the expiration of six months after the date the option was granted.

         5. Dilution or Other Adjustment. If there is any change in the outstanding shares of common stock of the Corporation as a result of a merger, consolidation, reorganization, stock dividend, stock split to holders of shares that is distributable in shares of common stock, or other change in the capital stock structure of the Corporation, the Committee shall make such adjustments to the option as the Committee deems equitable to prevent dilution or enlargement of the option or otherwise advisable to reflect such change.

         6. Withholding. Subject to paragraph 3 hereof, the Corporation shall require the Executive to pay to the Corporation in cash the amount of any tax or other amount required by any governmental authority to be withheld and paid over by the Corporation to such authority for the account of the Executive. Notwithstanding the foregoing, the Executive may satisfy such obligation in whole or in part, and any other local, state or federal income tax obligations relating to the exercise of the option, by electing (the "Election") to have the Corporation withhold shares of common stock from the shares to which the Executive is entitled. The number of shares to be withheld shall have a fair market value (as determined by the Committee) as of the date that the amount of tax to be withheld is determined (the "Tax Date") as nearly as equal as possible to (but not exceeding) the amount of such obligations being satisfied. Each Election must be made in writing to the Committee prior to the Tax Date. To the extent the Executive makes an Election under this Section 6, the Corporation's obligation under Section 3 shall be adjusted as is equitable to reflect the intent of Section 3(c).

         7. Restrictions on Shares. The Executive hereby acknowledges that the option and the option shares have not been registered under the Securities Act, are "restricted securities" as defined under Rule 144 under the Securities Act and may not be sold, transferred or otherwise disposed of unless they are registered under the Securities Act or there is an exemption from registration available. The Corporation may impose such restrictions on any shares acquired upon exercise of the option granted hereunder as it may deem advisable, including, without limitation, restrictions necessary to ensure compliance with the Securities Act, under the requirements of any applicable self-regulatory organization and under any blue sky or securities laws applicable to such shares. The Corporation may cause a restrictive legend to be placed on any certificate issued pursuant to the exercise of an option in such form as may be prescribed from time to time by applicable laws and regulations or as may be advised by legal counsel.

         8.       Miscellaneous.

         (a) The Executive and his legal representative, legatees or distributees shall not be deemed to be the holder of any shares subject to the option unless and until certificates for such shares are issued to him or them pursuant to the terms of this Agreement. Nothing in this Agreement shall confer upon the Executive any right to continue in the service of the Corporation or any subsidiary thereof as an employee or to interfere in any way with the right of the Corporation or any subsidiary thereof to terminate the Executive's service at any time for any reason.

         (b) Nothing contained in this Agreement shall require the Corporation or any subsidiary thereof to continue to employ the Executive for any particular period of time, nor shall it require the Executive to remain in the employ of the Corporation or any subsidiary thereof for any particular period of time. Except as otherwise expressly provided herein, all rights of the Executive with respect to the unexercised portion of his option shall terminate upon termination of the employment of the Executive with the Corporation or any subsidiary thereof.

         (c) This Agreement shall be binding upon and shall inure to the benefit
of  the  parties  hereto  and  their   respective   executors,   administrators,
next-of-kin, successors and assigns.

         (d) Except as otherwise provided herein, this Agreement shall be construed and enforced according to the laws of the State of Delaware.

         (e) In the event of any dispute or disagreement arising out of or in connection with this Agreement, the parties hereby agree that said dispute or disagreement shall be finally settled by arbitration conducted in accordance with the rules of the American Arbitration Association (the "AAA") as in effect at such time. Any such arbitration shall take place in Columbia, South Carolina, or such other place as the parties hereto shall agree, before three arbitrators to be designated in accordance with the rules of the AAA. Any decision or award by said arbitrators shall be binding on the Corporation and the Executive, and, except in cases of gross fraud or misconduct by one or more of the arbitrators, the decision or award rendered with respect to said dispute or disagreement shall not be appealable. The Executive hereby submits himself, and the Corporation hereby submits itself, to the jurisdiction of the courts of the place where the arbitration is held for the entry of judgment with respect to the decision of the arbitrators hereunder.

         (f) This Agreement may be amended by action of the Committee, on behalf of the Corporation, and the Executive.

         IN WITNESS WHEREOF, this Agreement has been executed on behalf of the Corporation and by the Executive on the day and year first above written.

                       AFFINITY TECHNOLOGY GROUP, INC.

                       By:      /s/ Joseph A. Boyle
                                Joseph A. Boyle, Senior Vice President,
                                Chief Financial Officer and Treasurer
ATTEST:

/s/ Gina Champion
Secretary

[Corporate Seal]

                                    EXECUTIVE


                                                     /s/ R. Murray Smith
                                                     R. Murray Smith

                                   SCHEDULE A




Date option granted:  July 29, 1998
Date option expires:  July 28, 2008
Number of shares subject to option:  250,000 shares
Option price (per share):  $0.94


           Date Installment                       Number of Shares
          First Exercisable                        In Installment

             May 14, 1999                              50,000
             May 14, 2000                              50,000
             May 14, 2001                              50,000
             May 14, 2002                              50,000
             May 14, 2003                              50,000