Form 10-K
period 1998-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 1999-04-01
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $16,653,000 as of March 19, 1999. For purposes of such calculation, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and their immediate family members have been included because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         There were 29,499,673 shares of the Registrant's Common Stock outstanding as of March 19, 1999.

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

Part I
Item 1  Business

General

     The Company was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. From the period of inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its DeciSys/RT technology (formerly known as the "DSS System") and the Affinity Automated Loan Machine ("ALM"), raising capital and recruiting personnel.

         To date the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products. Average consumer use of ALMs in service and average rates of loan approvals have been lower than most customer expectations. The Company believes that the economic viability of the ALM as an alternative to traditional and new lending methods has not yet been established, and several of the Company's ALM customers have terminated their relationship with the Company. At December 31, 1998, there were 82 ALMs in operation. Although the Company has developed and is developing other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations through 1999, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2000 and beyond. To remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2000 and beyond.

         During 1995, 1996 and early 1997 the Company's primary products and services consisted of the ALM, which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision, and a call center decisioning system that provided financial institutions with the ability to originate unsecured consumer loans with reduced or no human intervention. During this period, the Company's customers primarily utilized the ALM delivery channel. Also during this period the Company continued to develop additional financial products which could be originated at an ALM and processed through DeciSys/RT. These products included loans secured by cash collateral and the ability to open checking accounts, renew existing loans, cross sell other products and make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested.

     During 1997, the Company continued its channel and product development to enable the automated decisioning, processing and fulfillment of financial product transactions by DeciSys/RT originating through not only ALMs, but also other non-ALM channels, including call centers, branches, and automobile dealerships. The Company's system enables integration of origination, processing and fulfillment through a wide range of channels with the consumer. A significant new channel system developed in 1997 is e-xpertLender, which establishes connectivity between the Company's automated decisioning system and a financial institution's delivery channels and its risk management group. e-xpertLender also, upon approval, gives the consumer a choice of closing or fulfillment methods that include branches, ALMs, mail, and third party closing agents. The system enables call center agents and branch personnel to inquire as to the status of applications at any time and electronically notifies loan officers with respect to exceptions and the reason for referral. e-xpertLender replaced the Company's previously developed call center decisioning system.

         During 1998 the Company's principal activities were directed toward enhancing its e-xpertLender product delivery capabilities and designing and developing a system to process automobile loans pursuant to a development contract with Citibank. The Company currently is developing a generic automobile loan processing system to be sold, under the brand name of iDEAL, to other financial institutions.

         During 1998, the Company committed significant development and other internal resources to fulfilling its obligations under the Citibank contract and developing the iDEAL system. As a result, the Company was unable to, and did not, devote significant resources to the development, sales or marketing of any of its other products and services. The Company deployed only one ALM during 1998.

         In the latter part of 1998 the Company renewed its efforts to design additional products available through its ALM. Such products include software to capture consumer application information to originate a mortgage loan ("Mortgage ALM") and an automobile insurance policy ("automobile insurance kiosk"). The Company believes that significant development efforts will be necessary during 1999 to complete the Mortgage ALM and automobile insurance kiosk for sale to potential customers. The Company has formed a wholly owned subsidiary, Surety Mortgage, Inc. ("Surety"), to deploy Mortgage ALMs for the purpose of originating mortgage loans and to gain an understanding of the market and consumer response to the Mortgage ALM, prior to marketing Mortgage ALMs to the financial services industry. The Company does not anticipate any significant sales of Mortgage ALMs or automobile insurance kiosks will occur before the latter part of 1999.

         In February 1999, the U.S. Patent and Trademark Office issued to the Company a patent that covers certain automated lending processes and methods. The Company believes the patent provides it with proprietary rights covering fully automated loan processing which is initiated by a consumer through a remote computer interface, which the Company believes includes the Internet, wide area networks, local area networks, and any other communications network. Kiosk lending systems, including ALMs, are also included within the scope of the patent.

     During February 1999, the Company formed a wholly owned subsidiary, decisioning.com, Inc., which will hold certain rights to the Company's patent and will develop and implement strategies to commercialize and license the Company's rights under the patent. Through decisioning.com the Company intends to deliver a real time decisioning service ("rtDS") to financial institutions. rtDS, which is based on the Company's previously developed technology, will be an outsourced service enabling lenders to deliver credit decisions to loan applicants using the Internet. decisioning.com and rtDS are in an early stage of development, and the Company does not expect any significant licensing or sales opportunities before the latter part of 1999.

Products and Services

     The Company's DeciSys/RT system automates the processing and consummation of financial products and services. Based on the Company's proprietary object-oriented software, DeciSys/RT uses a multi-tiered client/server architecture to provide a stable, scalable platform capable of processing large numbers of transactions in a reliable, efficient and timely fashion. DeciSys/RT can simultaneously accept and capture consumer personal information through remote input devices (such as through touch-screen terminals or terminals operated by loan officers) and through automated interaction with third parties (such as credit bureaus) that supply additional information necessary to process the transaction efficiently. A central server located at the Company's Network Operations Center ("NOC") coordinates the flow and analysis of information and evaluates, based on each customer's underwriting model, whether and on what terms the transaction can be consummated.

         The Company has focused its product development efforts on exploiting its DeciSys/RT technology to enhance transaction origination, processing and fulfillment systems. The Company believes its DeciSys/RT technology is useful to businesses, such as consumer lending institutions, engaged in transactions that require collecting information from consumers and third parties, analyzing such information to reach a credit decision and providing transaction fulfillment. For such transactions, the channel integration in conjunction with the speed and efficiency of DeciSys/RT-based systems have the potential to offer significant advantages when compared to more labor intensive and less technically advanced origination, processing and fulfillment systems.

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

     Design and Features. The ALM looks and interacts with consumers much like an ATM and can be operated as a free standing kiosk. The ALM contains a magnetic strip card reader used to identify loan applicants by credit card, charge card, or debit card, a personal identification number ("PIN") pad which can be used in conjunction with the magnetic strip card reader to capture PIN codes used by debit and ATM cards as an alternative or additional method to identify loan applicants, a touch-screen monitor used to elicit information from applicants, a magnetic pen and signature capture unit used to electronically execute loan documents, a magnetic ink character reference ("MICR") reader used to verify savings and checking account information, a digital camera system used to photograph applicants as they sign loan documents, video cameras used to take pictures at intervals during all hours of ALM operations, a laser printer used to print loan documents and checks on site and a modem connecting the ALM to the Company's NOC. The software supporting each ALM System is modified by the Company to meet the marketing and underwriting requirements of each financial institution customer.

         The products and services currently available through an ALM System include auto loan vouchers, the ability to open checking accounts, overdraft protection, the ability to apply for lines of credit and credit cards and unsecured personal loans. The ALM system can also make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. The ALM System also has the ability to cross-sell other products and services offered by the institution during the time the applicant is waiting for a decision on a loan application.

         New ALM Products. The Company is also developing the Mortgage ALM. Similar to the ALM, the Mortgage ALM is a kiosk designed to allow consumers to pre-qualify for a mortgage loan, determine the payments for specified loan amounts and apply for a mortgage loan.

         The Company is also developing an automobile insurance kiosk that will allow a consumer to consummate an insurance transaction without human intervention. The insurance kiosk provides consumers with the ability to compare rates and coverages available from several insurance carriers and select the carrier and coverage appropriate for the consumer's situation. Once the consumer selects a carrier and the desired coverage, the kiosk will allow the consumer to bind the insurance coverage at the kiosk, in real-time and without human intervention.

     The Company's developmental activities are subject to the risks inherent in the development of new products and applications, including the development of unforeseen design or engineering problems. See "Business Risks - Early Stage Products and Services."

         Fraud Detection. The ALM System employs a number of methods intended to detect and prevent fraudulent applications, some of which are standard for all ALMs and some of which are customized to fit each customer's underwriting model and specifications. Certain information, such as credit card data, is verified by contacting third-party verification services. In addition, the DeciSys/RT system contains fraud analysis software that evaluates consumer-supplied data, such as social security numbers and addresses, against a number of format and consistency tests. Moreover, additional fraud analysis is performed through the use of on-line fraud detection service providers. As a further deterrent, each ALM has the ability to imprint a digital photograph of the loan applicant on all checks and other loan documents generated in a transaction. The Company periodically refines its fraud detection programs to include other forms of data verification to aid in the identification of fraud. Although the Company is unaware of any significant instances of fraud in connection with loans consummated through the use of ALMs, the rate of fraudulent activity could increase. See "Business Risks - Risk of Fraud in Electronic Commerce Transactions."

         Deployment. The Company currently is able to design, assemble and install an ALM System for a new customer in 45 to 90 days from the time an order is accepted. The Company generally is able to assemble and install additional ALMs for a customer's existing ALM System in approximately 45 days.

     The Company subcontracts with unaffiliated third parties to construct the ALM enclosure, assemble certain ALM components and provide periodic maintenance for ALMs placed in service. Otherwise, all aspects of assembly and installation, including purchasing of components, ALM final testing and transportation, currently are performed by employees of the Company. Once the systems have been designed and assembled, the Company tests the operational readiness of each ALM System. During this stage, customers are required to review the appearance of the ALM and to run test transactions in order to verify adherence to the customer's underwriting model. Prior to installation, each customer must certify in writing that its ALM System meets its lending and other standards.

         After an initial order is received, the Company consults with the customer to prepare any necessary specialized software applications and loan documentation and to design the exterior graphics of the ALM and the computer screens. The Company works closely with its customers to develop the program design and consumer interface and assists its customers in complying with regulatory requirements by providing, among other things, forms prepared by a third-party provider of standardized documents for financial services. The Company, through its demographic and underwriting consulting staff, periodically consults with its customers regarding ALM System performance.

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

         e-xpertLender

     During 1997, the Company developed its e-xpertLender system, which enables automated decisioning and processing of certain financial products by DeciSys/RT through ALMs and other non-ALM channels, including call centers, branches, and automobile dealerships. e-xpertLender establishes connectivity between the Company's automated decisioning system and a financial institution's delivery channels and its risk management group. The system enables call center agents and branch personnel to inquire as to the status of any transaction at any time and for loan transactions electronically notifies loan officers with respect to any exceptions and the reason for referral. e-xpertLender supports the ability to open, process and track through closing checking accounts, overdraft protection, applications for lines of credit and credit cards, unsecured personal loans and direct and indirect auto loans. Using the e-xpertLender inquiry capabilities, a lender can review online the status of a transaction and, when appropriate, make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. e-xpertLender also, upon approval, gives the consumer a choice of closing methods that include branches, ALMs, mail and third party closing agents. The Company is currently enhancing e-xpertLender so the products and services currently available through the ALM and DeciSys/RT will also be available through other channels including call centers, branches, the Internet, and automobile dealerships.

         The Company currently has only one customer utilizing the e-xpertLender system. Such system has been deployed in phases as the functionality of the system has been developed and completed. The Company believes an e-xpertLender system for a new customer can be installed in 60 to 90 days from the time an order is accepted. However, due to the limited history of e-xpertLender installations and the nature of the initial installation process, no assurance can be given that the Company will be able to meet such installation estimates.

         iDEAL

     The Company is developing an Indirect Electronic Automobile Lending system ("iDEAL"), which will enable automated decisioning and processing of automobile loan applications originating at an automobile dealer. iDEAL is an expansion of the core technology of e-xpertLender, enhanced specifically for supporting lending activities associated with obtaining automobile loan applications through an automobile dealer. Upon receipt of the loan application, the loan-processing personnel input the loan applicant's information into the iDEAL system through a standard set of input screens. The applicant's information is immediately transmitted to the Company's proprietary DeciSys/RT system and an automated lending decision is transmitted to the loan-processing center. The iDEAL system enables financial institution personnel to inquire as to the status of any transaction at any time and notifies the financial institution with respect to exceptions. In situations where an exception exists or an automated decision cannot be rendered due to credit attributes of the loan applicant or collateral values, iDEAL enables the financial institution to electronically refer the loan application to a credit analyst so additional evaluations can be made. The iDEAL system allows the credit analyst to input additional information received from the loan applicant or the dealer and render a new decision. In addition, iDEAL provides support for auditing and dealer funding of approved loans when the loan package is completed.

         Mortgage Brokerage Business

         In January 1998, the Company formed Surety to engage in the mortgage brokerage business, including marketing, originating, closing and selling mortgage loans to permanent investors. The Company formed Surety for the primary purpose of directly deploying Mortgage ALMs in a manner in which the Company believes will facilitate future marketing and deployment of its mortgage loan processing products. Surety's mission is to locate viable deployment locations and develop deployment and business strategies which provide actual market data that can be used to market the Company's mortgage loan processing products to prospective customers. During January 1999, Surety deployed its first Mortgage ALM in a pilot program with a real estate agency.

         Surety offers first mortgage loans directly to consumers and immediately sells such loans to wholesale mortgage bankers ("wholesalers") that sponsor the loan programs offered by Surety. Surety only offers loans that will be acquired by wholesalers under such programs. Moreover, upon making loan commitments to consumers, Surety immediately receives a commitment from a wholesaler to acquire the loan upon closing, thereby reducing the risk of loss due to changes in interest rates. Prior to the time a loan is closed, the loan is usually submitted to a wholesaler for underwriting. Accordingly, when the loans are closed they are immediately transferred to a wholesaler, thereby minimizing any credit risk associated with lending activities.

Sales and Marketing

         The Company currently maintains a sales force consisting of two sales people. Currently, the primary focus of the sales people is to sell the Company's iDEAL product. The Company does not have a dedicated sales force for its ALMs, insurance or mortgage products and services.

         The Company has an internal marketing group that coordinates marketing efforts nationwide through customer meetings, trade shows and the use of public relations firms. The Company participates in well-recognized and widely attended industry trade shows and regional presentations at which attendees are offered the opportunity to participate in demonstrations of the Company's financial products and services. The Company also utilizes direct mailing of literature and videos, advertisements in trade magazines and other targeted materials.

         The Company consults with existing and prospective customers to identify instances where the Company's technologies are a suitable solution to core business issues confronting such customers. Using market and process research, the Company also consults with existing and potential customers to identify suitable locations for ALMs and other Company technologies and refines underwriting models to achieve desired rates of return and risk tolerance. The Company also provides after-sale support to its customers with respect to improving the performance of the ALM operations.

Competition

     The market for products and services that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the Company's products and services will be competitive technologically or otherwise. The ability of the Company to compete in the market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability to continually improve and expand such products and services the Company may develop to meet changing customer requirements.

         Electronic commerce technologies in general, including the ALM, e-xpertLender and iDEAL, compete with traditional consumer lending methods, including in-person applications at branch offices of financial institutions and cash advances on credit cards, home equity lines of credit and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the Company's products and services to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

     The Company also faces competition from companies engaged in the business of producing automated lending and processing systems and other alternatives to conventional consumer transactions, including software and data processing companies and technology and service companies. In particular, several companies, including Dyad Corporation ("Dyad"), Alltell Corporation ("Alltell"), FiData, Inc. ("FiData") and AnyTime Access, Inc. ("Anytime Access"), have developed video and other kiosk technology for the delivery of financial services. In addition, certain companies have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services and Internet service providers to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services. Several companies, including ARC Systems ("ARC") and Island Mortgage Network ("Island Mortgage"), have developed certain on-line processing systems to automate the mortgage application and underwriting processes. Further, the Company understands that ULTRADATA Corporation ("ULTRADATA"), Anytime Access, and FiData have developed certain on-line processing systems for the credit union market that may be in direct competition with the Company's products and services. The Company will also compete with Credit Management Solutions, Inc. ("CMSI"), Corporate Solutions International, Inc. ("CSI"), APPRO Systems, Inc. ("APPRO") and American Management Systems ("AMS") in connection with the Company's automobile loan system. See "Business Risks - Competition; Future Price Erosion".

         The Company expects competition to increase in the future from existing and new competitors that produce automated loan systems and other alternatives to traditional consumer lending methods. Such competitors may include actual or potential customers of the Company that may develop competitive technology internally. Most if not all of the Company's current and potential competitors have substantially greater financial, marketing and technical resources than the Company. Accordingly, the Company may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices the Company is able to charge for its products and services, thereby potentially lowering revenues and margins, which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business Risks - Rapid Technological Changes" and "- Competition; Future Price Erosion".

Technology

         The DeciSys/RT system employs a multi-tiered client/server architecture that integrates the consumer interface, application analysis function and multiple data sources together in a seamless operating environment. The DeciSys/RT architecture enables true multi-tasking, which permits an expedited loan decision. The DeciSys/RT uses standard C++ code and object-oriented programming which permits the decoupling of functional development from system deployment, greatly reducing the time and cost of maintenance. The Company anticipates easy platform portability by using standards such as the TCP/IP communications protocol and C++ programming language, while maintaining compatibility with widely accepted third-party database programs and operating systems.

     The Company's NOC, located in Columbia, South Carolina, connects through a private network to the various ALMs and e-xpertLender workstations in service. The NOC is connected to the network via dedicated 56.6 Kbps lines (upgradable to T-1), while the ALMs use dial-up connections and the e-xpertLender system utilizes T-1 or dial-up connections. The Company also maintains leased line connections to TRW Inc., Trans Union Corporation, Equifax Inc. and other providers of information for validation of a consumer's identity and loan underwriting. The combination of data-encryption techniques and the closed loop nature of the system provide for a secure environment.

         The Company's operations are dependent on its ability to protect its NOC against damage from fire, earthquake, power loss, telecommunications failure or similar events. All of the Company's computer equipment constituting its central computer system, including its processing operations, is located at the Company's NOC in Columbia, South Carolina. The Company has adopted a formal disaster recovery plan and has contracted with a major disaster recovery company for back-up and off-site processing systems capable of supporting its DeciSys/RT operations in the event of system and other failure.

Intellectual Property

     On February 9, 1999, the Company was issued a patent for its system and method for real-time loan approval over a computer network without human intervention ("System and Method for Real Time Loan Approval", U. S. Patent No. 5,870,721). The Company also holds a patent covering the processing of insurance products automatically through a kiosk ("Method and Apparatus for Issuing Insurance from Kiosk", U.S. Patent No. 5,537,315). Further, "Affinity", "DeciSys/RT" and "e-xpertLender" are registered service marks, and "ALM" and "More Assets, Less Infrastructure" are registered trademarks of the Company.

      The Company has applied with the United States Patent and Trademark Office ("PTO") for additional patents to protect certain features of the Company's technology, including additional aspects of its closed loop lending system, its automated insurance product, and its Internet related products and services. Certain of such applications and amendments thereto have been rejected by the PTO and others are at a preliminary stage. There can be no assurance that any of the Company's patent applications will be allowed by the PTO.

     The Company's success and ability to compete is heavily dependent upon its proprietary technology. The Company also relies on patent, trade secret and copyright law and employee, customer and business partner confidentiality agreements to protect its technology. However, the Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. There can be no assurance that the Company will be able to protect its technology from disclosure or that others will not develop technologies that are similar or superior to the Company's technology. See "Business Risks - Limited Protection of Technology".

Research and Development

         The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's success. During 1998, 1997 and 1996, the Company spent approximately $2,560,000, $3,526,000 and $2,905,000, respectively, on research and development activities which represented approximately 96.4%, 85.0% and 57.2% of 1998, 1997 and 1996 revenues, respectively. During 1998, the Company capitalized approximately $1,041,000 of software development costs.

         During 1998 the Company substantially reduced the number of employees on its research and development staff. While the Company believes that its current research and development staff is sufficient to support ongoing developmental projects, the Company does not currently have the capacity to initiate any significant new projects. Further, additional reductions to the Company's research and development staff may be necessary to conserve existing cash resources during 1999. Such reductions may prevent or delay current product development efforts.

Government Regulation

         The financial services industry is subject to extensive and complex federal and state regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loans, credit unions, consumer finance companies and other consumer lenders, as well as customers in real estate development, real estate sales and insurance industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state banking and insurance regulation. The Company's products and services must be designed to work within the regulatory environment in which its customers operate.

     Federal and state laws and regulations also regulate the lending practices of financial institutions. These laws include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, which prohibits discrimination in lending practices, the Electronic Funds Transfer Act, which regulates electronic funds transfers, the Fair Credit Reporting Act, which regulates access to and use of credit records maintained by credit bureaus, and the Community Reinvestment Act, which requires financial institutions to serve the credit needs of the entire community in which they operate, including low and middle income neighborhoods. While these regulations must be taken into account in the design of the Company's products and services, the Company itself (with the exception of its mortgage subsidiary) is not directly subject to these regulations, and the Company's standard agreement with its customers provides that the customer will be responsible for compliance with these laws.

         Some consumer groups have expressed concern regarding the privacy and security of electronic commerce and whether electronic lending is a desirable technological development in light of the current level of consumer debt. While the Company believes these concerns are unfounded, it is possible that consumer groups or others could take actions to cause one or more states eventually to promulgate specific regulations applicable to the deployment and operation of ALMs. The Company cannot predict, however, when such regulations might be implemented, if ever, or the effects of any such regulation on the Company's business, operating results or financial condition. See "Business Risks - Government Regulation and Uncertainties of Future Regulation."

Employees

         At December 31, 1998, the Company employed approximately 87 full-time employees and 1 part-time employee, compared to 152 full-time and 1 part-time employee at December 31, 1997. During the second half of 1998 the Company reduced its work force significantly. The Company has no collective bargaining agreements.

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

         Limited Capital Resources; Operating Losses

         The Company has generated operating losses of $42,978,548 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. At December 31, 1998, cash and liquid investments were $10,095,242. Net cash used during the year ended December 31, 1998 to fund operations was approximately $9,498,000. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $2,560,000, software development of approximately $1,041,000, capital expenditures of approximately $696,000 and the repurchase of outstanding shares of the Company's common stock of approximately $2,404,000.

     The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in 1997 and 1998, the Company would deplete its existing cash resources in the latter part of 1999; however, the Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. Currently, the Company's employee base is approximately 42% less than it was at December 31, 1997. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements through 1999. However no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 1999. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations in 2000 and beyond. Accordingly, to remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurance can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations through 2000. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         Significant Losses; Accumulated Deficit; Future Losses

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 1998 of $42,978,548 with operating losses of $705,971 for the period from inception (January 12, 1994) through December 31, 1994, and $2,308,029, $9,692,195,
$15,399,352 and  $14,873,001  for the years ended December 31, 1995,  1996, 1997 and 1998, respectively. The Company expects to incur substantial additional costs to complete its products and services in development, to enhance and market the ALM, e-xpertLender, iDEAL and DeciSys/RT and to complete any new products and services that may be developed by the Company. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

         The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly technology based companies operating in unproven markets with unproven products. To address these risks, the Company must, among other things, respond to competitive developments, attract, motivate and retain qualified personnel, establish effective distribution channels, effectively manage any growth that may occur and continue to upgrade its technologies and successfully commercialize products and services incorporating such technologies.

         Potential for Fluctuation in Quarterly Results

         The Company's revenues are affected by many factors, including demand for the Company's technology and demand for any additional products or services developed by the Company, introduction and enhancement of products and services by the Company and its competitors, market acceptance of such technology in existence or developed in the future, types of distribution channels through which products are sold and general economic conditions (particularly those conditions affecting financial products and services supply and demand).
Further, the Company's current customer base is highly concentrated and such concentration may have a significant effect on revenues due to the uncertainty of new and additional sales of the Company's technology. See "Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending." Shortfalls in revenues in relation to the Company's expectations have had and may continue to have an adverse effect on the Company's business, operating results and financial condition.

         The uncertainty regarding the extent and timing of revenues coupled with the Company's substantial operating expenses (many of which the Company is unable to adjust in a timely manner) means that the Company may likely continue to experience substantial quarterly fluctuations in its operating results. In addition, the Company will continue to commit significant resources to further fund research and development, develop new distribution channels and broaden its customer support capabilities. To the extent these expenses are not preceded or followed by substantially increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

         In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases," the Company treats certain of its ALM leases for which the present value of future minimum lease payments exceeds 90% of the cost of the related ALM as sales-type leases. All other leases are treated as operating leases. For sales-type leases, the Company recognizes as revenue, generally upon ALM installation and acceptance, the present value of the aggregate future minimum lease payments to be received during the term of the related rental agreement using the Company's incremental borrowing rate for lease-secured transactions as the discount rate. For operating leases, the Company recognizes lease payments as revenue ratably over the term of the applicable agreement. A default by any significant customer of its obligation to make lease payments or a termination of an ALM agreement could have an adverse effect on the Company's quarterly operating results, particularly with regard to ALMs that are leased under agreements treated as sales-type leases.

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

         Lengthy Sales Cycle

         The Company has to date experienced a lengthy sales cycle for its products. In most cases, the time between initial customer contact and the execution of a final contract has exceeded six months. While the Company believes that the length of the sales cycle may compress over time if the Company's technologies gain acceptance in the marketplace, there can be no assurance such compression will take place in the future.

         Early Stage Products and Services

         The Company's products and services are in the early stages of development and are subject to the risks inherent in the development and marketing of new products, including the development of unforeseen design or engineering problems with the Company's products and applications. There can be no assurance that these or other risks associated with new product development will not occur. The occurrence of one or more of these risks could have a material adverse effect on the Company's business, operating results and financial condition.

         Rapid Technological Changes

     The market for products and services that enable electronic commerce is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the Company's products and services will be competitive technologically or otherwise. The ability of the Company to compete in this market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability to continually improve its products and services to meet changing customer requirements. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to the market new and enhanced services and products in a timely manner; that such products, services and technologies will be commercially successful; that the Company will benefit from such development; or, that products, services and technologies developed by others will not render the Company's products, services and technologies noncompetitive or obsolete. If the Company is unable to penetrate new markets in a timely manner in response to changing market conditions or customer requirements or if new or enhanced products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected.

         Competition; Future Price Erosion

         Electronic commerce technologies in general, including the Company's products and services, compete with traditional consumer lending methods, including in-person applications at branch offices of financial institutions or at automobile dealerships and cash advances on credit cards and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the Company's products and services to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

     The Company also faces competition from companies engaged in the business of producing automated lending systems and other alternatives to conventional consumer lending, including software and data processing companies and technology and service companies. In particular, several companies, including Dyad, Alltell, FiData, and AnyTime Access, have developed video and other kiosk technology for the delivery of financial services. In addition, certain companies have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using online services and Internet service providers to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services. Several companies, including ARC and Island Mortgage, have developed certain on-line processing systems to automate the
mortgage   application  and  underwriting   processes.   Further,   the  Company
understands that ULTRADATA, Anytime Access, and FiData have developed certain on-line processing systems for the credit union market that may be in direct competition with the Company's products and services. The Company will also compete with CMSI, CSI, APPRO and AMS in connection with the Company's automobile loan system.

         The Company expects competition to increase in the future from existing and new competitors that produce automated loan systems and other alternatives to traditional consumer lending methods. Such competitors may include actual or potential customers of the Company that may develop competitive technology internally. Most of the Company's current and potential competitors have substantially greater financial, marketing and technical resources than the Company. Accordingly, the Company may not be able to compete successfully against new or existing competitors. Furthermore, competition may reduce the prices that the Company is able to charge for its products and services, thereby potentially lowering revenues and margins, which would have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

         The Company's business is currently concentrated in the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in that industry. For example, a decrease in consumer lending could result in a smaller overall market for the Company's products and services. Furthermore, U.S. banks are continuing to consolidate, decreasing the overall potential number of buyers for the Company's products and services. Moreover, one customer accounted for approximately 49% of the Company's revenue in 1998. The Company expects that its operating revenues will continue to be attributable to a relatively small number of customers. See "Unproven Market; Unproven Acceptance of the Company's Products and Services." These factors as well as others affecting the consumer lending industry could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's business currently depends upon the volume of consumer loans made through its products and services. Historically, demand for consumer loans has been cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans or the willingness of financial institutions to provide funds for such loans, such as changes in interest rates and the overall consumer indebtedness level, could have a material adverse effect on the Company's business, operating results and financial condition.

         Limited Protection of Technology

         The Company regards certain of its technology as critical to its business and attempts to protect such technology under patent, copyright and trade secret laws and through the use of employee, customer and business partner confidentiality agreements. Such measures, however, afford only limited protection, and the Company may not be able to maintain the confidentiality of its technology. As a result, existing and potential competitors may be able to develop products and services that are competitive with, or superior to, the Company's products and services, and such competition could have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Intellectual Property".

         Risk of Fraud in Electronic Consumer Transactions

     Electronic consumer transactions involve the risk of consumer fraud. The customers using the Company's products are responsible for the selection and use of the origination and underwriting parameters incorporated in the software supporting the Company's products and services. The Company is unaware of any significant instances of fraud in connection with the funding of loans through the use of the Company's products and services. However, the rate of fraudulent activity could increase, especially if the number of transactions processed by the Company's products and services increase. Moreover, in light of the limited operating experience of the Company, there can be no assurance that the Company's experience with respect to fraud to date is indicative of future performance for the Company's products and services. While the Company shifts the risk of collection in any given transaction to its customers under the terms of its agreement, the Company may nevertheless be held responsible for losses associated with fraudulent transactions if such transactions are attributable to the Company's malfeasance. The Company has not attempted to procure insurance to cover losses it may incur in connection with such fraud and does not know whether such insurance is available. Furthermore, even if the Company is not directly liable or contractually liable for fraudulent transactions processed by the Company's products and services, an increase in fraud to levels greater than those experienced in traditional and other emerging consumer credit processing systems would likely have a material and adverse impact on the ability of the Company to attract and retain financial institution customers and thus on the Company's business, operating results and financial condition. In addition, the Company may not be able to control adequately the occurrence of fraud in the future or may only be able to do so at considerable cost, either of which would materially and adversely affect the Company's business, operating results and financial condition.

         Risk of Third-Party Network Failure

         The Company relies on third parties for certain fraud detection systems and for obtaining credit information about loan applicants. Additionally, the Company uses a dedicated private data network provided by a third party to gain access to the networks maintained by such third parties. Prolonged or repeated failure of (i) a network that provides access to information necessary to complete a loan transaction through the Company's system or (ii) the Company's network access provider to provide access to such networks or products in service would materially and adversely affect the Company's business, operating results and financial condition.

         Dependence on Third Parties

         The expected rapid growth of the market for products that enable electronic commerce, together with the number and resources of competitors seeking to serve that market and the limited resources of the Company, make the success of the Company and its business dependent on, among other things, its ability to identify and reach agreements and work successfully with third parties. In particular, the Company relies or may rely on third parties in connection with its customer relationships, strategic alliance arrangements, assembly of products and other areas. There can be no assurance that the Company will be successful in identifying such third parties, that it will be able to reach suitable agreements with such third parties or that it will be able to successfully implement any such agreements that are or have been reached. Failure by the Company to accomplish any of the above could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's success depends particularly on the ability of customers and third parties to market successfully the Company's products and services. For example, the ability of the Company to realize recurring revenues from transactions is dependent on the success of its customers in generating consumer demand for transactions using the Company's products and services. Failure of customers to generate and sustain consumer demand for the Company's products and services has had and may continue to have an adverse effect on the Company's business, operating results and financial condition. Although the Company views its strategic and other alliances with third parties as an important factor in the development and commercialization of its products and services, there can be no assurance that such third parties view their alliances with the Company as significant for their own businesses or that they will not reassess their commitment to the Company in the future. Currently, the Company's agreements with customers generally do not require them to meet minimum performance requirements. Instead, the Company relies on the voluntary efforts of such customers to promote consumer acceptance and use of the Company's products and services. The Company's ability to maintain relationships with its customers and third parties will depend, in part, on its ability to successfully enhance products and services and develop new products and services. The Company's inability to meet such requirements could result in its customers and third parties seeking alternative providers of the Company's products and services, which would have an adverse effect on the Company's business, operating results and financial condition.

         Undeveloped Distribution Channels

         The Company currently sells its products and services directly through its own sales force, marketing agreements with strategic partners and distribution agreements with other entities. To date, such strategic partnerships and distribution agreements have not resulted in substantial sales of the Company's products and services. For the Company to ever achieve broad distribution of the products or services it may develop, it will have to implement effective marketing and distribution programs. The inability of the Company to develop and implement effective marketing programs could have a material adverse effect on the Company's business, operating results and financial condition. To the extent broad distribution of the Company's products and services is not achieved, there would be a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Key Employees

         The Company is highly dependent on certain key executive officers and technical employees. The Company is also dependent on its ability to recruit, retain and motivate high quality personnel. Competition for such personnel is intense, and the inability to attract and retain qualified employees or the loss of current key employees could materially and adversely affect the Company's business, operating results and financial condition. Additionally, the Company does not maintain "key man" insurance policies on any of its key employees nor does the Company intend to secure such insurance. The loss of the services of any of the Company's executive officers could have a material adverse effect upon the Company's business, operating results and financial condition.

         Shares Eligible for Future Sale; Possible Adverse Effect on Market
         Price

     Sales of substantial amounts of Common Stock in the public market or the prospect of such sales could adversely affect the market price for the Company's Common Stock and the ability of the Company to raise equity capital in the future. As of March 19, 1999, the Company had outstanding an aggregate of 29,499,673 shares of Common Stock. Of such shares, an aggregate of approximately 12,683,000 shares of Common Stock are freely tradeable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), except for any of such shares acquired by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The Company believes that the holders of the remaining approximately 16,817,000 shares are Affiliates of the Company and, accordingly, that such shares may be sold without registration only in compliance with the Securities Act (including Rule 144). In this regard, Jeff A. Norris, the Company's founder and a director, has filed notice to sell up to 2,040,800 shares over a three month period under Rule 144, and Mr. Norris may decide to sell additional shares in the future. At December 31, 1998, approximately 39,000 and 623,000 options are exercisable under the 1996 and 1995 Option Plans, respectively, and at weighted average exercise prices of $1.55 and $0.44, respectively, with a weighted average remaining contractual life of 9.38 years and 7.83 years, respectively. There also are warrants exercisable into an aggregate of 3,471,340 shares of common stock at a weighted average exercise price of approximately $0.0001 per share. The issuance of shares of capital stock to address liquidity needs of the Company or for other business purposes could also adversely affect the market price of the Company's Common Stock.

         Volatility of Stock Price and Risk of Litigation; Possible Delisting of Securities from NASDAQ Stock Market

     The Company's Common Stock price has been extremely volatile and has experienced substantial and sudden fluctuations. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many technology companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

         During September, 1998, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq listing standards that require the Company's stock to maintain a minimum bid price of $1.00 or more. As a result, the Company was provided until December 2, 1998 to regain compliance with such standards (which would require the common stock to have a closing bid price of $1.00 or more for at least ten consecutive business days). The Company's common stock did not regain compliance by December 2, 1998, and the Company requested a review by Nasdaq, which stayed delisting into 1999. During the period in which the delisting was stayed, the Company's common stock closed at or above $1.00 for the necessary 10 consecutive trading days, and Nasdaq thereafter notified the Company that it had evidenced compliance with all requirements for continued listing on the Nasdaq National Market. The Company's common stock continues to trade at or above the Nasdaq's minimum price of $1.00 per share; however, there can be no assurances the Company will be able to maintain compliance with Nasdaq listing standards in the future.

         Control by Principal Stockholders

         The directors and executive officers of the Company collectively beneficially own approximately 48.4% of the Common Stock and Jeff A. Norris, a director of the Company, individually beneficially owns 35.6% of the Common Stock of the Company. As a result, these persons will be able to exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and could have an adverse effect on the market price of the Common Stock.

         Government Regulation and Uncertainties of Future Regulation

         The financial services industry is subject to extensive and complex federal and state regulation. The Company's current and prospective customers, which consist of state and federally chartered banks, savings and loans, credit unions, consumer finance companies and other consumer lenders, as well as customers in the real estate development, real estate sales and insurance industries that the Company may target in the future, operate in markets that are subject to extensive and complex federal and state banking and insurance regulation. The Company's products and services must be designed to work within the extensive and evolving regulatory constraints in which its customers operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Community Reinvestment Act, and restrictions on the establishment, number and location of branch offices and remote electronic banking facilities such as automated teller machines. Because many of these regulations were promulgated before the development of products that enable electronic commerce, the application of such regulations to any products and services developed by the Company must be determined on a case-by-case basis. The Company has not attempted to review the laws of each state that might be applicable to the deployment of its products and services. It is possible that other states may have or will in the future adopt specific regulations applicable to the deployment and operation of the Company's products and services. Furthermore, some consumer groups have expressed concern regarding the privacy and security of the ALM, the use of automated credit scoring tools in underwriting and whether electronic lending is a desirable technological development in light of the current level of consumer debt. It is possible that consumer groups or others could take actions to cause one or more states eventually to promulgate specific regulations applicable to the deployment and operation of the Company's products and services. Regulations currently existing or promulgated in the future that significantly restrict the ability of a financial institution to install ALMs at multiple locations outside branch offices or otherwise adversely affect the use of ALMs or any other products or services the Company has or may develop could have a material adverse effect on the Company's business, operating results and financial condition.

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


Item 2.  Properties

         The Company's principal executive offices are located at 1201 Main Street in Columbia, South Carolina. Such office space encompasses approximately 33,000 square feet and is currently under lease which expires in 2001. The Company also leases approximately 2,800 square feet of office space at 1500 Hampton Street, Suite 130 in Columbia, South Carolina, under a lease that is due to expire in 2001. The Company's primary assembly and quality assurance facilities are located at 2500 Leaphart Road in West Columbia, South Carolina, which encompasses approximately 19,000 square feet and is currently under lease which expires in 2001. The Company also sub-leases approximately 1,000 square feet of sales office space in New York, New York from Columbia Financial Partners, L.P., an affiliate of Alan H. Fishman, who is Chairman of the Board and a director of the Company.

Item 3.  Legal Proceedings

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

                 Executive Officers of the Registrant
Name                         Age              Position with the Company
R. Murray Smith              54               President and Chief Executive
                                              Officer and Director
Joseph A. Boyle              45               Senior Vice President, Chief
                                              Financial Officer and Treasurer
Paul E. Adams                47               Senior Vice President - Sales
Terrence J. Sabol, Sr.       53               Senior Vice President - Technology
John D. Rogers               55               Senior Vice President

     R. Murray Smith, became President and Chief Executive Officer of the Company in May 1998 and a director of the Company in July 1998. Before joining the Company, Mr. Smith was President and Chief Executive Officer of Adaptive Decision Systems, a firm he established in 1987 that develops custom systems for credit scoring, behavior scoring, target marketing, and fraud detection. Before founding Adaptive Decision Systems, Mr. Smith was Senior Vice President of Avco Financial Services in Irvine, California. He was previously an executive with The St. Paul Companies in St. Paul, Minnesota.

Joseph A. Boyle became Senior Vice President and Chief Financial Officer of the Company in September 1996 and Treasurer in May 1997. From May 1997 to July 1998, Mr. Boyle also served as Secretary of the Company. Prior to joining the Company, Mr. Boyle served as Price Waterhouse LLP engagement partner for most of its Kansas City, Missouri financial services clients and as a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse LLP from June 1982 to August 1996.

Paul E. Adams became Senior Vice President of Sales in July 1998. Prior to joining the Company, Mr. Adams served as Vice President, Strategic Alliances in the Finance Industry Group of American Management Systems from November 1987 to December 1997. Prior to joining American Management Systems in 1987, Mr. Adams was an Account Executive at The Fair, Isaac Companies from 1978 to 1987.

Terrence J. Sabol, Sr., Senior Vice President of Technology, joined the Company in October 1995. From July 1990 to October 1995, he served as Products Manager for Policy Management Systems Corporation, a Columbia, South Carolina company that provides and supports computer systems for insurance companies.

John D. Rogers became Senior Vice President of the Company in January 1997. Mr. Rogers served as President of Affinity Processing Corporation, a subsidiary of the Company, from May 1996 until May 1997. Prior to joining the Company, Mr. Rogers served as Executive Vice President of the Information Services Group of BISYS Group, Inc., from 1989 to 1996.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's common stock is traded on The Nasdaq National Market under the symbol "AFFI." The following table presents the high and low sales prices of the Company's common stock for the periods indicated during 1997 and 1998, as reported by The Nasdaq National Market. As of March 19, 1999, there were 266 stockholders of record of the common stock.

                                                    Sales Price Per Share
                                                     High            Low
      1997:
      First Quarter 1997                        $    8.13      $    4.75
      Second Quarter 1997                            5.13           3.50
      Third Quarter 1997                             4.13           2.81
      Fourth Quarter 1997                            3.75           2.25
      1998
      First Quarter 1998                             3.03           2.25
      Second Quarter 1998                            2.25           0.69
      Third Quarter 1998                             1.09           0.50
      Fourth Quarter 1998                            0.97           0.22

              The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         (b) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of December 31, 1998, the Company has used net proceeds of $60,078,000 from the offering as follows:

                                                         Direct   or    indirect
                                                         payments to  directors,
                                                         officers,       general
                                                         partners  of the issuer
                                                         or their associates; to
                                                         persons    owning   ten
                                                         percent  or more of any
                                                         class     of     equity
                                                         securities
                                                         of   the    issuer;    and   to      Direct   or    indirect
                                                         affiliates of the issuer.            payments to others
                                                         --------------------------------     ------------------------

Construction of plant, building and facilities                                                      $            -
Purchase and installation of machinery and equipment                                                     5,482,000
Purchase of real estate                                                                                          -
Acquisition of other business(es)                                                                          300,000
Repayment of indebtness                                         $       771,000 1                        1,000,000
Working capital                                                                                         27,169,000
Temporary investments:
     US Treasury obligations                                                                             7,691,000
     Commercial paper                                                                                    1,521,000
     Money market / cash                                                                                   883,000
Other purposes:
     Marketing                                                                                           4,454,000
     Research & development                                                                              8,575,000
     Purchase of software                                                                                2,232,000

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

                                                                                                           Period from
                                                                                                            Inception
                                                                                                           (January 12,
                                                                  Year ended                                 1994) to
                                                                 December 31,                              December 31,
                                            1998             1997             1996            1995             1994
                                      ----------------- ---------------- --------------- ---------------- ---------------
Statements of Operations Data:
Revenues                               $    2,656,259    $    4,146,899   $   5,081,818   $    1,524,911   $           -
Costs and expenses:
Cost of revenues                            1,165,293         2,125,646       3,088,321        1,101,330               -
Research and development                    2,559,600         3,526,257       2,905,232          368,452         264,600
Selling, general and
     Administrative expenses               14,837,695        15,892,560      10,819,381        2,305,653         428,896
                                      ----------------- ---------------- --------------- ---------------- ---------------
Total costs and expenses                   18,562,588        21,544,463      16,812,934        3,775,435         693,496
                                      ----------------- ---------------- --------------- ---------------- ---------------
Operating loss                            (15,906,329)      (17,397,564)    (11,731,116)      (2,250,524)       (693,496)
Interest income                             1,044,251         2,033,571       2,099,004           48,476               -
Interest expense                              (10,923)          (35,359)        (60,083)        (105,981)        (12,475)
                                      ----------------- ---------------- --------------- ---------------- ---------------
Net loss                               $  (14,873,001)   $  (15,399,352)  $  (9,692,195)  $   (2,308,029)  $    (705,971)
                                                        ================ =============== ================ ===============
                                      ================= ================ =============== ================ ===============
Net loss per share -
     basic and diluted                 $       (0.50)    $       (0.54)   $       (0.40)  $       (0.15)   $       (0.08)
                                      ================= ================ =============== ================ ===============
                                                        ================ =============== ================ ===============
Shares used in computing
     net loss per share                    29,755,034        28,477,880      24,136,480       15,044,286       9,185,078
                                      ================= ================ =============== ================ ===============

                                                                        December 31,
                                           1998             1997             1996            1995             1994
                                      ---------------- ---------------- --------------- ---------------- ---------------
Balance Sheet Data:
Cash and cash equivalents              $    2,026,932   $    4,470,185   $  31,563,950   $    1,235,983   $    29,985
Short-term investments                      8,068,310       19,135,415      10,583,997                -             -
Working capital (deficit)                  13,543,782       28,599,560      43,672,679       (1,134,465)     (431,547)
Net investment in sales-type
      Leases, less current portion            574,347        1,328,741       2,386,010          860,295             -
Total assets                               24,196,875       42,209,570      56,098,857        4,591,168       338,172
Notes payable, less
     Current portion                                -                -               -          222,399       200,000
Capital lease obligations to
related                                             -                -          66,245          148,119       199,508
     party, less current portion
Capital stock of subsidiary held
     by minority investor                           -                -         200,000          137,500             -
Stockholders' equity                       22,556,201       39,230,570      52,134,639          617,412      (679,463)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. From the period of inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its DeciSys/RT technology (formerly known as the "DSS System") and the Affinity ALM, raising capital and recruiting personnel.

     Until early 1997 the Company's primary products and services consisted of the ALM, which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision, and a call center decisioning system that provided financial institutions with the ability to originate unsecured consumer loans with reduced or no human intervention. During 1997, the Company developed e-xpertLender, which connects the Company's automated decisioning system with a financial institution's delivery channels, and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998, the Company began developing a system to process automobile loans pursuant to a development contract with Citibank. The Company is currently developing a generic automobile loan processing system to be sold, under the brand name of iDEAL, to other financial institutions.

         During 1998, the Company committed significant development and other internal resources to enhancing its e-xpertLender product and fulfilling its obligations under its Citibank contract. As a result, the Company was unable to, and did not, devote significant resources to the development, sales and marketing of any of its other products and services. The Company deployed only one ALM during 1998, and ALMs deployed before 1998 have generally not met the expectations of the Company's customers.

         To date, the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products. Average consumer use of ALMs in service and average rates of loan approvals have been lower than most customer expectations. The Company believes that the economic viability of the ALM as an alternative to traditional and new lending methods has not yet been established, and several of the Company's ALM customers have terminated their relationship with the Company. At December 31, 1998, there were 82 ALMs in operation. Although the Company has developed and is developing other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations through 1999, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2000 and beyond. To remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that allows it to continue operations in 2000 and beyond.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of December 31, 1998 of $42,978,548, with operating losses of $14,873,001, $15,399,352 and $9,692,195 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the ALM and Decisys/RT and to complete any new products and services that may be developed. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

         Revenues. The Company's revenues were $2,656,259, $4,146,899 and $5,081,818 for the years ended December 31, 1998, 1997 and 1996, respectively. The types of revenue recognized by the Company in the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                            Years ended December 31,
                                ---------------------------------------------------------------------------------
                                         1998                         1997                        1996
                                ------------------------ --- ------------------------ -- ------------------------
                                                  % of                        % of                         % of
                                    Amount       Total           Amount       Total          Amount        Total
                                ---------------- -------     --------------- --------    ---------------- --------
Transaction fees                 $    750,936      28.3       $   545,551       13.2      $   172,569         3.4
Mortgage processing fees              453,657      17.1                 -          -                -           -
Initial set-up fees                    91,000       3.4           638,687       15.4          426,848         8.4
Sales and rental fees                  66,369       2.5         1,590,620       38.4        2,552,158        50.2
Professional services fees            797,301      30.0           792,734       19.1                -           -
Other income                          496,996      18.7           579,307       13.9          130,243         2.6
License revenue                             -         -                 -          -        1,800,000        35.4
                                ================ =======     =============== ========    ================ ========
                                 $  2,656,259     100.0       $ 4,146,899      100.0      $ 5,081,818       100.0
                                ================ =======     =============== ========    ================ ========

     The nature and types of revenues earned by the Company has changed significantly in the three-year period ended December 31, 1998. During 1996, the primary source of revenue was from the deployment of ALMs under sales-type leases. Additionally, in 1996 the Company recognized $1.8 million of license revenue associated with the development, deployment and licensing of a specific call center decisioning system. In 1997 the Company entered into a contract to provide professional services to a specific customer to customize its core technology to accommodate an enterprise-wide loan processing system, which became the basis of the Company's e-xpertLender system. The delivery of professional services under the contract continued into 1998. In addition, the Company began processing mortgage loans through a wholly owned subsidiary, Surety Mortgage, Inc. ("Surety") in 1998. For 1998, a substantial percentage of the Company's revenues were attributable to professional services fees, transaction revenues and mortgage processing fees.

         In 1998, the Company experienced an overall decline in revenue and continues to face an extremely lengthy sales cycle for its products. The Company generated substantially less revenue in 1998 from ALMs than in prior periods. Average consumer use of ALMs in service and average rates for loan approvals continue to be lower than most customers' expectations. The Company continues to believe that the economic viability of the ALM as an acceptable alternative to traditional and new lending methods has not been established.

         The Company's revenue plan for 1999 is primarily to sell and deploy its products and services into environments which are able to generate significant transaction volume and transaction fees over extended periods of time. Accordingly, the Company may elect to forego significant upfront revenue in the form of set-up and licensing fees if it believes that the potential exists to recover upfront costs in the form of transaction fees in a reasonable period of time.

         Transaction fees. The increase in transaction fees in 1998 compared to 1997 is attributable primarily to the deployment in mid-1997 of the Company's first e-xpertLender system. Transaction fees processed through such system were generated for the entire year of 1998 compared to a shorter period in 1997. Transaction fees associated with processing credit and debit card transactions through the Company's Transaction Processing Division ("TPS") decreased slightly from approximately $245,000 in 1997 to approximately $218,000 in 1998. The increase in transaction fees in 1997 compared to 1996 is also attributable primarily to the deployment in mid-1997 of the Company's first e-xpertLender system and to a full year of TPS operations in 1997 compared to only two months of operations in 1996. In December 1998, the Company sold TPS to a third party.

     Mortgage Processing fees. Surety engages in mortgage brokerage activities which includes originating, processing and selling mortgage loan products to outside investors. Surety originates and processes mortgage loans directly with consumers or on behalf of correspondents, and immediately sells such loans to institutions that sponsor the loan programs offered by Surety. Surety only offers loans that will be acquired by such institutions under such programs. Upon making the loan commitment to the borrower, Surety immediately receives a commitment from an institution to acquire the loan upon closing. Mortgage processing fees include gains on sales of mortgage loans to institutions and loan fees received for originating and processing the loan. Loan origination fees and all other direct costs associated with originating loans are recognized at the time the loans are sold. The Company did not generate revenues from mortgage processing services prior to 1998.

         Initial Set-up fees. Set-up fees recognized in 1998, 1997, and 1996 were associated with the deployment of 1 ALM, 53 ALMs, and 79 ALMs, respectively. Set-up fees in 1998 also reflected fees deferred in conjunction with services rendered to one customer in 1997 which were recognized in 1998 upon the decision of the customer not to deploy the Company's ALMs. The increase in set-up fees recognized in 1997 compared to 1996 is attributable to an increase in the amount of set-up fees charged and the short-term deployment of 25 ALMs in early 1997 in a pilot program. The pilot program was terminated after a short period and, accordingly, the set-up fees paid by the customer were then recognized.

         Sales and Rental fees. The decrease in sales and rental revenue in 1998 compared to 1997 is attributable to a substantial decrease in ALM deployments in 1998. Amounts recognized in 1998 also consisted of rental payments received on ALMs deployed under operating leases in prior years. In 1997 the Company recognized sales revenue associated with the deployment of 28 ALMs under sales-type leases as well as rental revenue associated with ALMs deployed under operating leases. The decrease in sales and rental revenues in 1997 as compared to 1996 is attributable to a decrease in the deployment of ALMs under sales-type leases in 1997 compared to 1996. In 1997 the Company deployed 28 ALMs under sales-type leases compared to 74 in 1996.

         Professional services fees. When the Company agrees to provide professional services to customize its core technology to conform to a specific customer request, the Company generally enters into a contract with the customer for the performance of these services which typically defines deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the specific deliverables by the customer, the Company recognizes the corresponding revenue as professional services revenue. The level of professional services revenue remained consistent in 1998 compared to 1997. In both years, professional services revenue related primarily to the customization of the Company's e-xpertLender system to meet a specific customer's requirements. Such customer represented 97.1% and 91.3% of professional services revenue in 1998 and 1997, respectively. Prior to 1997 the Company did not generate professional services revenues.


         License Revenue. Non-recurring license fees of $1.8 million during 1996 reflect one-time license fees paid by Union Planters Corporation to Affinity Processing Corporation ("APC"), a subsidiary of the Company, for a perpetual, royalty-free license to use the Company's call center decisioning system (formerly known as "Assets(3)") in North America. Pursuant to an arrangement between the Company, APC and Union Planters, all amounts paid by Union Planters to APC as license fees were paid by APC to the Company as license fees. The Company has not engaged in similar licensing arrangements subsequent to 1996.

         One customer accounted for 97.1% of professional services revenue for 1998 and 60.2% and 91.3% of ALM sales and rental and professional services revenue, respectively, during 1997. This same customer accounted for 48.8% and 48.0% of total revenue for 1998 and 1997, respectively. One other customer accounted for 13% of total revenue during 1997. For information relating to customer revenue concentrations for 1996, see Note 11 of "Notes to Consolidated Financial Statements - Segment Information." The loss of any one of these customers may have a material adverse effect on the Company's financial condition or results of operations due to the developing nature of the Company's customer base and revenue streams. The Company expects that a substantial portion of the Company's operating revenues in the future may continue to be attributable to relatively few customers. Such customer concentration may cause significant fluctuations in the Company's quarterly and annual revenues due to the uncertainty of the timing of new and additional orders for the Company's products and services.

Costs and Expenses

         Costs of Revenues. Costs of revenues for the years ended December 31, 1998, 1997 and 1996 were $1,165,293, $2,125,646 and $3,088,321, respectively.
Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the two years ended December 31, 1998, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the services offered by the Company and due to different pricing structures offered to certain customers.

         Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                            Years ended December 31,
                                ---------------------------------------------------------------------------------
                                         1998                         1997                        1996
                                ------------------------ --- ------------------------ -- ------------------------
                                                  % of                        % of                         % of
                                    Amount       Total           Amount       Total          Amount        Total
                                ---------------- -------     --------------- --------    ---------------- --------
Transaction fees                 $   388,734       33.4       $   328,067       15.4      $    91,063         2.9
Mortgage processing fees             192,726       16.5                 -          -                -           -
Initial set-up fees                        -          -           232,077       10.9          426,848        13.8
Sales and rental fees                379,775       32.6         1,041,455       49.0        2,426,476        78.6
Professional services fees           204,058       17.5           524,047       24.7                -           -
License revenue                            -          -                 -          -          143,934         4.7
                                ================ =======     =============== ========    ================ ========
                                 $ 1,165,293      100.0       $ 2,125,646      100.0      $ 3,088,321       100.0
                                ================ =======     =============== ========    ================ ========

     Costs of transaction fees. The costs of transaction fees consist primarily of the direct costs incurred by the Company to process loan applications and debit and credit card transactions through its systems. Such direct costs are associated with services provided by third parties and include the costs of credit reports, fraud reports and communications networks used by the Company.

         The costs of transaction fees increased in 1998 compared to 1997 and in 1997 compared to 1996 due to an increase in volume of transactions the Company processed through its systems.

         Costs of mortgage processing fees. The costs of mortgage processing fees consist of the direct cost incurred by Surety associated with the underwriting, processing and closing of mortgage loans. Such costs include credit reports, appraisal reports, flood certifications and administration fees charged by the purchasers of loans originated by Surety.

         Costs of initial set-up fees. The costs of initial set-up fees are related to the initial costs incurred to deploy and install ALMs. Such costs include the allocation of direct and indirect labor and certain other indirect costs associated with the initial preparation and deployment of ALMs for the Company's customers. Additionally, the costs include direct costs incurred by the Company, including shipping costs and amounts paid to third parties.

         The Company's deployment of ALMs was insignificant in 1998, and no costs were incurred in 1998 in association with initial set-up revenue recognized. The decrease in the costs of set-up fee revenue in 1997 as compared to 1996 is due primarily to the deployment of fewer ALMs in 1997. In 1997 the Company deployed 53 ALMs compared to 79 in 1996 under both sales-type and operating leases. Additionally, the Company improved its deployment processes in 1997 which resulted in greater cost efficiencies being realized compared to 1996.

     Costs of sales and rental fees. Costs of sales and rental fees are primarily related to the costs of ALM hardware components associated with ALMs deployed under sales-type leases, maintenance of installed ALMs and depreciation associated with ALMs deployed under operating leases. In 1998 the costs of sales and rental revenue of $379,775 consisted primarily of depreciation related to ALMs deployed under operating leases and the costs associated with maintaining the Company's installed base of ALMs. Costs of sales and rental revenues was significantly lower in 1998 compared to 1997 primarily as a result of the deployment in 1997 of 28 ALMs under sales-type leases compared to only 1 ALM deployed under a sales-type lease in 1998. The decrease in the costs of sales and rental revenues in 1997 as compared to 1996 was primarily the result of fewer ALM deployments in 1997 compared to 1996 when the Company deployed 71 ALMs under sales-type leases.

     Under the terms of an agreement with one customer covering 30 ALMs, the customer's payment obligation to the Company is based on ALM performance, which has resulted in revenues insufficient to cover the depreciation expense recognized by the Company. Accordingly, the costs of sales and rental revenues exceeded the sales and rental revenues recognized by the Company for such contract.

         Costs of professional services fees. The costs of professional services fees consist of the costs of the direct labor and the allocation of certain indirect costs associated with performing software and system customization services for customers. The decrease in 1998 compared to 1997 was due to a decrease in the amount of work necessary to complete specific projects in 1998 compared to 1997.

         Costs of license revenue. The costs of license revenue recognized in 1996 consist primarily of allocated salaries and overhead associated with the licensing of the Assets3 system to Union Planters Bank.

         Research and Development. The Company accounts for research and development costs as operating costs and expenses such costs in the period incurred. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software costs incurred in the development of a software application after the technological feasibility of the application has been established. Technological feasibility is established when an application design and a working model of the application have been completed and the completeness of the working model and its consistency with the application design have been confirmed by testing. From the time technological feasibility is established until the time the relevant application is available for general release to customers, software development costs incurred are capitalized at the lower of cost or net realizable value. Thereafter, costs related to the application are again expensed as incurred. Capitalized software development costs are amortized using the greater of the revenue curve or straight-line method over the estimated economic life of the application. Software costs capitalized include direct labor, other costs directly associated with the development of the related application and an allocation of indirect costs, primarily facility costs and other costs associated with the Company's software development staff. The Company bases such allocation on the percentage of the Company's total labor costs represented by the software development labor costs.

         Research and development expenses for the year ended December 31, 1998 were $2,559,600, compared to $3,526,257 and $2,905,232 for 1997 and 1996, respectively. The decrease in research and development expense is due to an overall decrease in the number of employees involved in development activities and the progression of certain development activities to a point where the costs of such activities are capitalized pursuant to applicable accounting guidelines during 1998. The increase in research and development expense for the year ended December 31, 1997 as compared to 1996, is primarily attributable to an increase in the average number of employees involved in development activities in 1997 and to the Company's continued enhancement of its DeciSys/RT technology and the development of additional financial product origination capabilities in 1997.

         During 1998, 1997 and 1996, the Company capitalized approximately $1,041,000, $451,000 and $215,000, respectively, of software development costs related primarily to the development of certain financial service applications processed using DeciSys/RT. When a product is available for general release to customers, capitalization of such costs is discontinued and amounts capitalized are generally amortized over a 48 month period. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 were $14,837,695, compared to $15,892,560 and $10,819,381 for the years ended
December 31, 1997 and 1996, respectively.

         SG&A expenses during 1998 consisted primarily of personnel costs of approximately $6,283,000; professional fees of approximately $1,722,000, consisting primarily of legal, accounting, recruiting and relocation fees; advertising and marketing costs of approximately $193,000; deferred compensation expense amortization of approximately $599,000; and, travel costs of approximately $437,000. SG&A expenses during 1997 consisted primarily of personnel costs of approximately $7,207,000; professional fees of approximately $1,892,000, consisting primarily of legal, accounting, recruiting and relocation fees; advertising and marketing costs of approximately $1,488,000; deferred compensation expense amortization of approximately $481,000; and, travel costs of approximately $935,000. SG&A expenses during 1996 consisted primarily of personnel costs of approximately $3,842,000; professional fees of approximately $2,290,000, consisting primarily of legal, accounting, recruiting and relocation fees; advertising and marketing costs of approximately $1,662,000; deferred compensation expense amortization of approximately $1,028,000; and, travel costs of approximately $792,000.

     The decrease in SG&A expense for the year ended December 31, 1998, as compared to 1997 is primarily attributable to a decrease in: (i.) employment costs, primarily wage and recruiting costs associated with an overall reduction in the Company's employee base; (ii.) advertising and marketing costs; (iii.) professional fees consisting primarily of legal, accounting, recruiting and relocation fees; and, (iv.) travel costs. The decrease in SG&A expenses was partially offset by an increase in: (i.) depreciation and amortization expense associated with an overall increase in the Company's depreciable assets; (ii.) an increase in inventory valuation allowances associated with potentially obsolete ALM shells due to planned design improvements; and, (iii.) costs associated with benefits including severance benefits for certain employees terminated during 1998.

         The increase in SG&A expense for the year ended December 31, 1997, as compared to 1996, is primarily attributable to an increase in the average number of employees and timing of such increases during 1997 associated with expansion of the Company's operating activities and an increase in depreciation and amortization expense associated with an increase in the Company's depreciable assets. The increase in SG&A expenses was offset by a decrease in deferred compensation expense for the year ended December 31, 1997 as compared to 1996, due to the forfeiture of stock options granted under the Company's 1995 Stock Option Plan.

Interest Income

         Interest income of $1,044,251,  $2,033,571 and $2,099,004  during 1998,
1997 and 1996, respectively, primarily reflects interest income attributable to the short-term investment of the proceeds from the Company's initial public offering in May 1996. Interest income also reflects the amortization of deferred interest income attributable to ALM sales-type leases. The decrease in interest income for the year ended December 31, 1998 as compared to 1997, is due to a decrease in cash and cash equivalents and investments balances as compared to the same period of 1997 and to a lesser extent a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. The amount of interest income attributable to short-term investments and the amortization of deferred interest was substantially unchanged in 1997 as compared to 1996.

Interest Expense

         Interest expense for the year ended December 31, 1998 was $10,923, compared to $35,359 and $60,083 for 1997 and 1996, respectively. The decrease for the year ended December 31, 1998 as compared to 1997, and for the year ended December 31, 1997 as compared to 1996, is due primarily to payments made under the terms of capital lease obligations. In addition, the Company incurred debt in 1996 to fund its operations prior to its initial public offering.

Income Taxes

         The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 1998, 1997, and 1996, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         The Company has generated operating losses of $42,978,548 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.

     The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in 1997 and 1998, the Company would deplete its existing cash resources in the latter part of 1999; however, the Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. Currently, the Company's employee base is approximately 42% less than it was at December 31, 1997. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements through 1999. However no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 1999. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations for 2000 and thereafter. Accordingly, to remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2000 and beyond. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Net cash used during the year ended December 31, 1998, to fund operations was approximately $9,498,000 compared to approximately $15,395,000 and $12,727,000 for the same periods in 1997 and 1996, respectively. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $2,560,000, software development of approximately $1,041,000, capital expenditures of approximately $696,000 and the repurchase of outstanding shares of the Company's common stock of approximately $2,404,000. During 1997, net proceeds from the offering and other sources of cash were used to fund operations, research and development of approximately $3,526,000, capital expenditures of approximately $1,566,000, repurchase of outstanding shares of the Company's common stock of approximately $967,000 and software development of approximately $569,000. During 1996, net proceeds from the offering and other sources of cash were used to fund operations, capital expenditures of approximately $5,559,000, research and development of approximately $2,905,000 and software development of approximately $215,000. At December 31, 1998, 1997 and 1996, cash and liquid investments were $10,095,242, $23,605,600 and $42,147,947, and working capital was $13,543,782, $28,599,560 and $43,672,679, respectively.

         During 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded its share repurchase plan by authorizing the use of an additional $2 million of general corporate funds under the plan. As of December 31, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock repurchase agreements with such former employees.

         During June 1998, Surety entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. Surety had $141,480 in outstanding borrowings under the Loan Warehousing Agreement bearing an interest rate of 8.25% as of December 31, 1998.

         During 1997 in connection with its acquisition of Buy American, Inc. and Project Freedom, Inc., the Company issued restricted common stock subject to a put option by the sellers. Under such agreement, the sellers have an option to sell any or all the shares of restricted common stock held by them to the Company at a price of $3.47 per share. These options are exercisable for a 30 day period ending May 31, 1999. The Company expects that the former owners of Buy American, Inc. and Project Freedom, Inc. will elect to exercise their option to sell their stock to the Company for an aggregate amount of approximately $900,000.

         Implications of Year 2000 Issues

     Year 2000 issues generally involve the potential impact on a company if computer systems fail to accurately interpret data after December 31, 1999. Since many computer programs have historically been designed to read and interpret years in a two-digit format, a computer program or system that is not redesigned or otherwise updated may be incapable of distinguishing between the year 2000 and the year 1900, which may result in systems failure or the generation of inaccurate data. The risks associated with Year 2000 issues are significant due to the reliance of most companies on interaction with automated information or services provided by third parties that may be subject to Year 2000 issues. Moreover, it is frequently difficult to assess a third party's ability, diligence, and success in addressing Year 2000 issues. In many cases, reliance must be placed on representations received from third parties regarding the existence of Year 2000 issues that may affect the continuity or quality of critical services they provide.

         The Company's business primarily involves the automated processing of financial service transactions through both internally developed and externally purchased computer software and hardware systems. Additionally, the Company is dependent on third parties to deliver certain automated services essential to support the Company's internal operations and its ability to process financial services transactions for its customers. The computer systems used by the Company to process financial services transactions are generally interfaced with its customers' systems and, accordingly, the Company's ability to deliver uninterrupted service may be adversely affected if its customers have not adequately addressed Year 2000 issues.

         The Company has undertaken various initiatives to date to address Year 2000 issues. Such initiatives have included an evaluation of its information technology ("IT"), which consists of computer hardware and software, and non-information technology ("Non-IT"), which generally includes systems that rely on imbedded chip technology. The Company anticipates that its Year 2000 assessment, remediation, testing and implementation efforts will be completed by September 30, 1999. The Company does not anticipate that any material modification or refinement of its IT or Non-IT systems will be necessary to adequately address and resolve Year 2000 issues; however, failure to identify, assess, remediate, test and implement solutions to Year 2000 issues could result in a system failure or the use of inaccurate data, which could disrupt the Company's operations and adversely affect its ability to provide uninterrupted services to its customers.

         The Company divided its activities into two categories for purposes of evaluating and tracking issues related to the Year 2000. "Services Systems" are those computer software and hardware systems, including third party services, used to provide processing services for the Company's customers. "Operations Systems" are those computer software and hardware systems, including third party services, utilized by the Company for internal operating and administrative purposes.

     Services Systems

         The Company's processing services are delivered through ALMs or web server-based systems, both of which are connected to the Company's Network Operating Center ("NOC"). The NOC uses multiple servers to process financial services transactions and is connected to various third party systems that provide essential information required for the processing of financial services transactions. Such third party services include, but are not limited to, credit bureaus, credit scoring agencies, consumer identification sources and other fraud detection service providers. Moreover, the Company's ALMs and web server-based systems are connected to the NOC through communications networks and links provided by third parties. The Company's ALMs, web server-based systems and the NOC consist of both IT and Non-IT systems.

     ALM Systems. ALMs are freestanding kiosks that consist of hardware, software and communications systems. The Company's customers have deployed ALMs to serve as a point of entry for consumer information as well as a delivery vehicle to fulfill financial services transactions. ALM systems, including software applications, hardware and component devices and communications connection to the NOC have been tested using certain date testing parameters as follows: December 31, 1999; January 3, 2000; February 28, 2000; February 29, 2000; and, March 1, 2000. The Company has requested that third party providers of IT and Non-IT components and systems used in or in conjunction with the ALM systems provide evidence of their system's compliance with Year 2000 issues. To date, the Company has received no communication that any third party service providers are non-compliant with Year 2000 issues. Evidence supporting compliance has been received from most third parties that provide critical systems or service used in the ALM system. During the course of its evaluation of Year 2000 issues pertaining to the ALM system, the Company identified one operating software system that will require an upgrade to remediate Year 2000 issues. The Company expects that the required upgrades will be completed by September 1, 1999.

         Certain of the Company's services are accessed and utilized by external systems of its customers. The Company has published an interface standard for access to its services by these external systems, and the data elements of this interface are Year 2000 compliant. This includes the interface to customer created and maintained web pages for providing the Company's services using the Internet.

     Web Server-based Systems. The Company also provides service to its customers using web server-based systems. These systems provide access to the Company's services through customer maintained computer networks such as call centers and indirect lending operations systems. The web server-based systems access the Company's NOC through browser based applications which are independent of the operating systems and hardware environments utilized by the Company's customers. As a result, customers must ensure that these operating system and hardware environments are Year 2000 compliant. Testing of these systems is in process and is expected to be completed along with all necessary remediation by September 1, 1999. Completion of the Company's Year 2000
initiatives with respect to its web server-based systems is dependent upon completion of Year 2000 initiatives surrounding testing and implementation of certain third party systems and services. Additionally, web server-based systems are connected to the Company's NOC through dedicated third party communications systems, and the Company has received statements from the provider of these communications systems that such systems will operate in the Year 2000 and beyond.

     NOC Systems. The Company's NOC uses multiple servers to enable services provided by its ALM and web server-based systems. These servers are interconnected using standard Ethernet network facilities using TCP/IP protocols. The Company is conducting tests on these servers and their operating systems. All testing is expected to be completed along with all necessary remediation by September 1, 1999. In addition, the Company is in the process of soliciting and receiving statements from the various third party providers of the IT and Non-IT components of these server systems regarding compliance with Year 2000 issues.

         The Company is dependent on services and systems provided by third parties to maintain continuous and uninterrupted service to its customers. Moreover, the Company's ability to fully certify its systems is dependent upon successful implementation of Year 2000 compliant systems by third party service providers. The Company anticipates that it will complete its assessment of Year 2000 issues related to third parties by September 1, 1999. The Company believes that if certain third parties that provide essential services to the Company are unable to demonstrate compliance with Year 2000 issues, the Company can switch to alternative third party service providers and obtain substantially comparable services at substantially the same cost.

     Operations Systems

      Operations Systems are those computer hardware and software systems utilized by the Company for internal operating and administrative purposes.
Certain systems utilized by the Company for operating purposes are also dependent on third party service providers, however, to a much lesser extent than the systems utilized by the Company to provide services to its customers. Operations systems include, but are not limited to, those systems used for accounting, billing, human resources, payroll, internal communications and management of software resources. Additionally, Operations Systems include other devices used for ongoing operations such as telephone and PBX systems, personal and network computers and fax machines. Third party services used in the Company's internal operations include Internet and telephone services and other communications services.

         The Company is completing its remediation, testing and implementation activities with respect to its Operations Systems. During the course of its assessment the Company identified one Operations System that was not year 2000 compliant. The Company anticipates that remediation will be completed by September 1, 1999.

     Operations Non-IT systems may contain imbedded chip technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that no replacement of critical computer equipment or software will be necessary. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant.

         The Company is completing its assessment regarding certain non-critical Operations Systems and services provided by third parties. The assessment of critical Operations Systems and services by third parties has been completed which generally included obtaining representations that such systems were Year 2000 compliant. The Company is in the process of soliciting and obtaining representations regarding all other systems and services provided by third parties with respect to Year 2000 issues. The Company currently does not have sufficient information to ascertain whether all third party system and service providers will be Year 2000 compliant by September 1, 1999.

     Costs of Addressing Year 2000 Issues

         The automated systems developed by the Company and upon which it is primarily dependent to deliver services to its customers were designed and developed in consideration of Year 2000 issues. Accordingly, the incremental cost associated with addressing Year 2000 issues in the initial design and development of the Company's systems has been insignificant. Similarly, the Company's internally developed operating systems have been developed since 1994, and the incremental costs associated with Year 2000 issues have been insignificant. The costs associated with Year 2000 issue assessment, identification, remediation and testing have not been significant, and the Company does not believe that significant future costs will be incurred to complete its assessment and remediation of Year 2000 issues.

     Risks Associated with Year 2000 Issues

         The Company is still evaluating Year 2000 issues and there can be no assurance that the Company will be completely successful in its efforts to assess, identify, remediate and test all Year 2000 issues including the Year 2000 issues which may affect critical services supplied by third parties. If the Company is unable to complete its assessment or otherwise improperly assesses or fails to adequately remediate Year 2000 issues, the Company may be unable to provide continuous and uninterrupted services to its customers. Accordingly, the Company could suffer the loss of revenue, customers and future sales as well as expose itself to litigation. Similarly, the Company may be exposed to the disruption of its business activities and diversion of resources that could materially and adversely affect the operations and activities of the Company. Any amount of potential lost revenue or liability related to year 2000 issues cannot be reasonably estimated at this time.

         To address the uncertainty and risks associated with Year 2000 issues, the Company is developing contingency and recovery plans. Such plans are being developed based on an assessment of possible scenarios that may result from Year 2000 issues and include the possible failure of the Company's systems and third party systems and services. The Company anticipates that its planning efforts and development of contingency plans will be complete by September 30, 1999.


Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments and the Company's mortgage brokerage business. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. At December 31, 1998, short term investments consist of approximately $1,500,000 in a certificate of deposit with a maturity of less than three months and approximately $6,500,000 in U.S. Government securities with maturities greater than three months when purchased, which are currently held as available for sale. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan. The Company does not believe that its mortgage brokerage business exposes it to significant market risk for changes in interest rates.

Item 8.  Financial Statements and Supplemental Data

         The  report  of  independent   auditors  and   consolidated   financial
statements are set forth below (see item 14(a)(1) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Technology Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/  ERNST & YOUNG LLP

Greenville, South Carolina
March 12, 1999

                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                              December 31,
                                                                       1998                   1997
                                                               ---------------------- ---------------------
Assets
Current assets:
  Cash and cash equivalents                                      $    2,026,932         $    4,470,185
  Investments                                                         8,068,310             19,135,415
  Accounts  receivable,  less  allowance  for
   doubtful  accounts of $45,513 and
   $400,120 at December 31, 1998 and 1997,
   respectively                                                        727,999              1,944,947
  Net investment in sales-type leases - current:
    Third parties                                                       534,302              1,537,902
    Related party                                                             -                195,026
  Inventories                                                         2,054,542              2,960,038
  Other current assets                                                1,349,995                799,628
                                                               ---------------------- ---------------------
Total current assets                                                 14,762,080             31,043,141
Net investment in sales-type leases - non-current:
  Third parties                                                         574,437              1,317,753
  Related party                                                               -                 10,988
Property and equipment, net                                           4,511,924              5,911,540
Software development costs, less accumulated amortization of
    $111,211 and $117,807 at December 31, 1998 and 1997,
    respectively                                                      1,773,057                867,763
Other assets                                                          2,575,377              3,058,385
                                                               ====================== =====================
Total assets                                                     $   24,196,875         $   42,209,570



                                                                              December 31,
                                                                       1998                   1997
                                                               ---------------------- ---------------------
Liabilities and stockholders' equity Current liabilities:
  Current portion of capital lease obligations to related        $            -         $       64,222
party
  Accounts payable                                                      184,619                666,824
  Accrued expenses                                                      388,466                390,584
  Accrued compensation and related benefits                             359,670                561,391
  Notes payable                                                         141,480                      -
  Current portion of deferred revenue - related party                         -                 40,463
  Current portion of deferred revenue - third parties                   144,063                720,097
                                                               ---------------------- ---------------------
Total current liabilities                                             1,218,298              2,443,581
Deferred revenue                                                        422,376                535,419
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized
   60,000,000  shares,  issued
   31,572,880 shares in 1998 and 31,550,199
   shares in 1997                                                        3,157                  3,155
  Additional paid-in capital                                         69,392,545             69,858,571
  Deferred compensation                                                (489,656)            (1,558,574)
  Treasury stock, at cost (2,073,207 and 992,207 shares at
    December 31, 1998 and 1997, respectively)                        (3,371,297)              (967,035)
  Accumulated deficit                                               (42,978,548)           (28,105,547)
                                                               ---------------------- ---------------------
Total stockholders' equity                                           22,556,201             39,230,570
                                                               ====================== =====================
Total liabilities and stockholders' equity                       $   24,196,875         $   42,209,570
                                                               ====================== =====================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                           Years ended December 31,
                                                              1998                   1997                   1996
                                                      ---------------------- ---------------------- ----------------------
Revenues:
  Transactions                                          $       750,936        $       545,551        $       172,569
  Mortgage processing services                                  453,657                      -                      -
  Initial set-up                                                 91,000                638,687                426,848
  Sales and rental (including $286,413 from related
    party during 1996)                                           66,369              1,590,620              2,552,158
  Professional services                                         797,301                792,734                      -
  Other income                                                  496,996                579,307                130,243
  License revenue                                                     -                      -              1,800,000
                                                      ---------------------- ---------------------- ----------------------
                                                              2,656,259              4,146,899              5,081,818
Costs and expenses:
  Cost of revenues                                            1,165,293              2,125,646              3,088,321
  Research and development                                    2,559,600              3,526,257              2,905,232
  Selling, general and administrative expenses               14,837,695             15,892,560             10,819,381
                                                      ---------------------- ---------------------- ----------------------
Total costs and expenses                                     18,562,588             21,544,463             16,812,934
                                                      ---------------------- ---------------------- ----------------------
Operating loss                                              (15,906,329)           (17,397,564)           (11,731,116)
Interest income                                               1,044,251              2,033,571              2,099,004
Interest expense                                                (10,923)               (35,359)               (60,083)
                                                      ---------------------- ---------------------- ----------------------
Net loss                                                $   (14,873,001)       $   (15,399,352)       $    (9,692,195)
                                                      ====================== ====================== ======================
Net loss per share - basic and diluted                  $        (0.50)        $        (0.54)        $        (0.40)
                                                      ====================== ====================== ======================
Shares used in computing net loss per share                  29,755,034             28,477,880             24,136,480
                                                      ====================== ====================== ======================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                          Preferred  Preferred               Additional                                                 Total
                           Stock,      Stock,     Common      Paid-in       Deferred       Treasury    Accumulated   Stockholders'
                          Series A    Series B     Stock      Capital     Compensation      Stock        Deficit        Equity
                          ---------- ----------- ---------- ------------- -------------- ------------- ------------- -------------
Balance at December 31,    $250,000   $2,732,356   $  1,670   $4,237,960    $(3,590,574)   $       -     $(3,014,000) $   617,412
 1995
  Exercise of warrants            -      45,417           -            -             -             -               -       45,417
  Conversion of            (250,000)  (2,777,773)       602    3,027,171             -             -               -            -
  preferred stock
 Initial public
    offering proceeds             -           -         506   60,088,010             -             -               -   60,088,516
  Exercise of stock               -           -          10       46,990             -             -               -       47,000
     options
 Deferred compensation
   related to grant of
    stock options                 -           -           -    1,376,959    (1,376,959)            -               -            -
  Amortization of
    deferred compensation         -           -           -            -     1,028,489             -               -    1,028,489
  Net loss                        -           -           -            -             -             -      (9,692,195)  (9,692,195)
                           ---------- ----------- ---------- ------------- -------------- ------------- ------------- -------------
Balance at December 31,           -           -       2,788   68,777,090    (3,939,044)            -     (12,706,195)  52,134,639
 1996
  Exercise of warrants            -           -           4       37,473             -             -               -       37,477
  Exercise of warrants
    by related party              -           -         240            -             -             -               -          240
  Exercise of stock               -           -          30      144,034             -             -               -      144,064
    options
  Amortization of
    deferred compensation         -           -           -            -       480,534             -               -      480,534
  Forfeiture of stock             -           -           -   (1,899,936)    1,899,936             -               -            -
    options
  Purchase of treasury                                    -            -             -      (967,035)              -     (967,035)
    stock
  Issuance of common
    stock in exchange
    for capital stock of
    subsidiary held by            -           -          67    1,599,933             -             -               -    1,600,000
    minority investor
  Issuance of common
    stock for acquisition         -           -          26    1,199,977             -             -               -    1,200,003
  Net loss                        -           -           -            -             -             -     (15,399,352) (15,399,352)
                         ---------- ----------- ---------- ------------- -------------- ------------- ------------- -------------
Balance at December 31,           -           -       3,155     69,858,571                  (967,035)    (28,105,547)  39,230,570
 1997                                                                        (1,558,574)
  Exercise of stock               -           -           2        4,228             -             -               -        4,230
    options
  Amortization of
    deferred compensation         -           -           -            -       598,664             -               -      598,664
  Forfeiture of stock             -           -           -     (470,254)      470,254             -               -            -
    options
  Purchase of treasury            -           -           -            -             -    (2,404,262)              -   (2,404,262)
    stock
  Net loss                        -           -           -            -             -             -     (14,873,001) (14,873,001)
                        ---------- ----------- ---------- ------------- -------------- ------------- ------------- -------------
Balance at December 31,     $     -    $      -    $  3,157   $69,392,545   $ (489,656)   $(3,371,297)  $(42,978,548) $22,556,201
 1998
                        ========== =========== ========== ============= ============== ============= ============= =============



See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             Years ended December 31,
                                                                1998                   1997                   1996
                                                        ---------------------- ---------------------- ----------------------
Operating activities
Net loss                                                  $   (14,873,001)       $   (15,399,352)       $   (9,692,195)
Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                 2,369,220              2,066,270               902,846
  Amortization of deferred compensation                           598,664                480,534             1,028,489
  Provision for doubtful accounts                                 370,000                456,841               170,000
  Inventory valuation allowance                                 1,060,000                230,000                20,000
  Deferred revenue                                                187,175                368,594            (1,098,072)
  Other                                                            94,808                195,505                59,243
  Changes in current assets and liabilities:
     Accounts receivable                                          543,906             (2,073,893)             (261,531)
     Net investment in sales-type leases                          937,388                189,721            (2,093,519)
     Inventories                                                  450,258               (755,248)           (2,420,946)
     Other assets                                                (550,367)                (6,633)             (784,976)
     Accounts payable                                            (482,205)              (775,838)              702,449
     Accrued expenses                                              (2,118)              (477,046)              508,361
     Accrued compensation and related benefits                   (201,721)               105,986               233,331
                                                        ---------------------- ---------------------- ----------------------
Net cash used in operating activities                          (9,497,993)           (15,394,559)          (12,726,520)
Investing activities
Purchases of property and equipment                              (696,122)            (1,566,315)           (5,558,806)
Proceeds from sale of property and equipment                       47,622                144,535                     -
Software development costs                                     (1,041,091)              (568,744)             (214,820)
Purchases of short-term investments                            (9,436,211)           (34,345,695)          (10,583,997)
Sales of short-term investments                                20,503,316             25,794,277                     -
Other                                                                   -               (300,000)             (349,618)
                                                        ---------------------- ---------------------- ----------------------
Net cash provided by (used in) investing activities             9,377,514            (10,841,942)          (16,707,241)
Financing activities
Proceeds from notes payable to related parties                          -                      -               450,000
Proceeds from notes payable to third parties                      141,480                      -             1,000,000
Principal payments on capital leases                              (64,222)               (72,010)             (156,289)
Payments on notes payable to related parties                            -                      -              (775,416)
Payments on notes payable to third parties                              -                      -            (1,000,000)
Proceeds from sale of capital stock of subsidiary to
    minority interest                                                   -                      -                62,500
Purchase of treasury stock                                     (2,404,262)              (871,775)                    -
Exercise of warrants                                                    -                 37,717                45,417
Exercise of options                                                 4,230                 48,804                47,000
Proceeds from issuance of common stock                                  -                      -            60,088,516
Proceeds from issuance of preferred stock                               -                      -                     -
                                                        ---------------------- ---------------------- ----------------------
Net cash (used in) provided by financing activities            (2,322,774)              (857,264)           59,761,728
                                                        ---------------------- ---------------------- ----------------------
Net (decrease) increase in cash                                (2,443,253)           (27,093,765)           30,327,967
Cash and cash equivalents at beginning of year                  4,470,185             31,563,950             1,235,983
                                                        ----------------------
                                                                               ====================== ======================
Cash and cash equivalents at end of year                  $     2,026,932        $     4,470,185        $   31,563,950
                                                        ====================== ====================== ======================

Cash paid during the year for:
  Interest                                                $             -        $             -        $       85,287


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.       The Company

Affinity Technology Group, Inc. (the "Company") was incorporated on January 12, 1994. On May 1, 1996, the Company completed a public offering of 5,060,000 shares of $0.0001 par value Common Stock (the "Initial Public Offering"). The Initial Public Offering price was $13 per Common Share resulting in gross offering proceeds of $65,780,000. Proceeds to the Company, net of underwriters' discount and total offering expenses, were approximately $60,089,000.

Simultaneously with the offering, the preferred stock of the Company, consisting of 23,810 shares of Series A Preferred Stock and 32,967 shares of Series B Preferred Stock (including 3,702 shares of Series B Preferred Stock issued upon the exercise of outstanding warrants), was automatically converted into an aggregate of 6,018,362 shares of Common Stock.

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

One of the platforms currently offered by the Company is the Automated Loan Machine ("ALM"), which permits a consumer to apply for and, if determined to be a suitable credit risk, receive a loan without human intervention in as little as 10 minutes. Similar in appearance to an automated teller machine ("ATM"), the Affinity ALM is a fully automated system that utilizes the Company's proprietary DeciSys/RT technology to process consumer loans, generate the underlying loan documentation and distribute loan proceeds. In addition, the ALM can be programmed to process other financial services transactions such as the establishment of deposit accounts, the consummation of joint loans, certain secured loans and credit consolidation loans and the issuance of credit cards.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Affinity Technology Group, Inc. and its subsidiaries, Affinity Bank Technology Corporation, Affinity Clearinghouse Corporation, Affinity Credit Corporation, Affinity Processing Corporation ("APC"), Affinity Mortgage Technology Corporation and Multi Financial Services, Inc. and its wholly owned subsidiary Surety Mortgage, Inc., ("Surety"). All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                Affinity Technology Group, Inc. and Subsidiaries

2.       Summary of Significant Accounting Policies

Investments

The Company classifies its investments as held to maturity or available for sale. At December 31, 1998 approximately $6,500,000 and $1,500,000 was classified as available for sale and held to maturity, respectively. Investments consist of investments in certificates of deposit and U.S. Government securities with maturities greater than three months when purchased. Such investments are reported at amortized cost, which approximates fair value. The Company had no unrealized holding gains or losses associated with investments classified as available for sale during the years ended December 31, 1998, 1997 and 1996.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, net investment in sales-type leases, accounts payable and notes payable approximate their fair values. Fair values of investments are based on quoted market prices.

Inventories

Inventories at December 31, 1998 and 1997 are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

Other Current Assets

Other current assets at December 31, 1998 consisted of deferred contract costs of $810,457, prepaid expenses of $418,781 and interest receivable of $120,757. At December 31, 1997, other current assets consisted of deferred contract costs of $170,945, prepaid expenses of $255,870 and interest receivable of $372,813.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) was approximately $1,893,000, $1,799,000 and $849,000 during 1998, 1997 and 1996, respectively.

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

Amortization of capitalized software development was approximately $82,000, $65,000 and $54,000 during 1998, 1997 and 1996, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

2.    Summary of Significant Accounting Policies (continued)

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In the event of such, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Based on the anticipated cash flows from the Company's business plan, management believes that no impairment writedown is required for long-lived assets for the year ended December 31, 1998.

Intangible Assets

Intangible assets arising from the excess of cost over acquired assets are amortized by the straight line method over their estimated useful life of ten years. Intangible assets, primarily goodwill, consisted of approximately $1,470,000 which was recorded in conjunction with the acquisition of Buy American, Inc. and Project Freedom, Inc. (see Note 8), and approximately $1,400,000 which was recorded in conjunction with the exchange of APC common stock for ATG common stock. See "Minority Investor" above. Accumulated amortization associated with these intangible assets approximated $373,000 and $86,000 at December 31, 1998 and 1997, respectively.

Minority Investor

An unrelated third party exchanged 240,570 shares of APC common stock for 666,667 shares of ATG common stock on May 21, 1997. The exchange was accounted for as a purchase of minority interest in a majority owned subsidiary. The fair market value of the ATG common stock at the time of the exchange was approximately $1,600,000. The unrelated third party had previously acquired the shares of APC common stock for aggregate consideration of $125,000, and 90,988 shares of APC convertible preferred stock, which was acquired for aggregate consideration of $75,000. These holdings represented a 24.9% minority interest in APC at December 31, 1996.

Software Revenue Recognition

The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during 1998 associated with contracts subject to SOP 97-2 guidance.

During 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), effective as of March 31, 1998. SOP 98-4 postponed the adoption of a provision of SOP 97-2 for one year.

Also during 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"). Effective December 15, 1998, SOP 98-9 amends SOP 98-4 to further postpone the adoption of certain provisions of SOP 97-2 as provided by SOP 98-4, for fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9, which amend certain passages of SOP 97-2, are effective for transactions entered into in fiscal years beginning after March 15, 1999.

The Company continues to assess the effects that the adoption of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, will have on the presentation of the Company's financial statements.

                Affinity Technology Group, Inc. and Subsidiaries

2.       Summary of Significant Accounting Policies (continued)

Revenue Recognition

Initial set-up - The Company leases ALMs to customers utilizing both sales-type and operating lease arrangements and concurrently enters into a service and processing agreement (the "ALS Agreement") with the customer. Pursuant to the standard ALS Agreement, the customer pays an initial set-up fee which is initially recognized as deferred revenue. Generally, upon installation of an ALM, the Company recognizes as revenue the portion of the initial set-up fee attributable to the related costs of set-up and installation. The remainder of the initial fee is deferred and amortized ratably over the term of the ALS Agreement.

Transaction fees - Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees revenue represented approximately 28%, 13% and 3% of total revenue during 1998, 1997 and 1996, respectively.

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

Mortgage processing services - Surety engages in mortgage brokerage activities which generally involve originating, processing, and selling mortgage loan products to outside investors. Surety originates and/or process mortgage loans directly with consumers or on behalf of correspondents and immediately sells such loans to investors that sponsor the loan programs offered by Surety. Surety only offers loans that will be acquired by the investors under such programs. Upon making the loan commitment to the borrower, Surety immediately receives a commitment from an investor to acquire the loan upon closing. Loan origination fees include gains on sales of mortgage loans to investors and loan origination fees received for originating and processing the loan. Loan origination fees and all direct costs associated with originating loans are recognized at the time the loans are sold.

                Affinity Technology Group, Inc. and Subsidiaries

2.       Summary of Significant Accounting Policies (continued)

Cost of Revenues

Cost of revenues consists of costs associated with initial set-up, transaction fees, sales and rental revenues, professional services and mortgage processing services. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. The Company's deployment of ALMs was insignificant in 1998 and no costs were incurred in 1998 in association with initial set-up revenue recognized. Labor and other direct costs associated with initial set-up fees totaled approximately $232,000 and $427,000 for the years ended December 31, 1997 and 1996, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled approximately $380,000, $1,041,000 and $2,426,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct and allocation of indirect costs associated with professional services totaled approximately $204,000 and $524,000 for the years ended December 31, 1998 and 1997, respectively. Costs associated with mortgage processing services include direct costs associated with originating and processing mortgage loans and totaled approximately $193,000 for the year ended December 31, 1998. Prior to 1998 the Company did not perform services of this nature.

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $193,000, $1,488,000 and $1,662,000 during 1998, 1997 and 1996, respectively.

Net Loss Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for fiscal years ending after December 15, 1997, which superseded Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). SFAS 128 changed the method used to compute earnings per share and requires companies to restate all prior periods where applicable. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are to be excluded. The Company adopted SFAS 128 in 1997 and all net loss per share of Common Stock amounts presented have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS 128. Stock warrants and stock options were not included in the calculation of dilutive loss per common share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be antidilutive.

                Affinity Technology Group, Inc. and Subsidiaries

2.       Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are calculated using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Concentrations of Credit Risk

The Company markets its products to financial institutions throughout the United States. The Company performs ongoing credit evaluations of customers and retains a security interest in leased equipment related to sales-type leases.

Segment Information

The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), in its financial statements for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers as well as the reporting of selected information about operating segments in interim financial reports to stockholders. In accordance with management's oversight of the Company's operations, the Company conducts its business within one industry segment - financial services technology.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Reclassification

Certain amounts in 1997 and 1996 have been reclassified to conform to 1998 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.       Sales-Type and Operating Leases

The components of the net investment in sales-type leases are as follows:


                                                                          December 31,
                                                                    1998                 1997
                                                             -------------------- --------------------
Total minimum lease payments receivable                        $    1,244,355       $    3,124,181
Residual values                                                             -              360,000
                                                             -------------------- --------------------
                                                                    1,244,355            3,484,181
Less unearned interest income                                        (135,616)            (422,512)
                                                             ==================== ====================
Net investment in sales-type leases                            $    1,108,739       $    3,061,669
                                                             ==================== ====================
Net investment in sales-type leases is classified as:
   Current                                                     $      534,302       $    1,732,928
   Non-current                                                        574,437            1,328,741
                                                             ==================== ====================
                                                               $    1,108,739       $    3,061,669
                                                             ==================== ====================

                Affinity Technology Group, Inc. and Subsidiaries

3.       Sales-Type and Operating Leases (continued)

Future minimum lease payments to be received on sales-type leases at December 31, 1998 are as follows:

                                                            Sales-Type
                                                         --------------------
1999                                                       $      616,278
2000                                                              363,662
2001                                                              264,415
                                                         --------------------
                                                           $    1,244,355
                                                         ====================


4.       Inventories

Inventories consist of the following:

                                                                          December 31,
                                                                    1998                 1997
                                                             -------------------- -------------------
Electronic parts and other components                          $    1,062,180       $    1,396,826
Work in process                                                     1,207,915              829,269
Finished goods                                                        880,145              906,950
                                                             -------------------- -------------------
                                                                    3,150,240            3,133,045
Reserve for obsolescence                                           (1,095,698)            (173,007)
                                                             ==================== ===================
                                                               $    2,054,542       $    2,960,038
                                                             ==================== ===================


5.       Property and Equipment

Property and equipment consists of the following:

                                                                          December 31,
                                                                    1998                 1997
                                                             -------------------- -------------------
ALM equipment leased to others under operating leases          $      676,326       $      935,521
Data processing equipment                                           2,622,410            2,326,651
Demonstration equipment                                               687,632              582,857
Office furniture and fixtures                                       2,359,147            2,338,381
Automobiles                                                            72,003               72,003
Purchased software                                                  2,164,463            2,112,515
                                                             -------------------- -------------------
                                                                    8,581,981            8,367,928
Less accumulated depreciation and amortization                     (4,070,057)          (2,456,388)
                                                             --------------------  ------------------

                                                               $    4,511,924       $    5,911,540
                                                             ==================== ===================


Accumulated depreciation of ALM equipment leased to others was approximately $455,000 and $424,000 at December 31, 1998 and 1997, respectively.

                Affinity Technology Group, Inc. and Subsidiaries

6.       Notes Payable

During June 1998, Surety entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. Outstanding borrowings under the Loan Warehousing Agreement as of December 31, 1998 were $141,480 bearing an interest rate of 8.25%.

7.    Stockholders' Equity

Convertible Preferred Stock

Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 1998 there are no shares of preferred stock issued or outstanding.

Stock Split

During April 1996, the Company's Board of Directors approved a 106-for-1 common stock split and an increase in the common stock par value to $.0001 effective immediately upon completion of the Initial Public Offering. All common share, option and warrant data have been restated to reflect the split.

Stock Option Plans

During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 1998, approximately 623,000 options are exercisable. At December 31, 1998, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 7.83 years. This plan closed during April 1996.

In April 1996, the Company adopted the 1996 Incentive Stock Option Plan. Under the terms of both plans, incentive options may be issued at an exercise price not less than the estimated fair market value on the date of grant.
Generally, options granted vest ratably over a 60 month term.

                Affinity Technology Group, Inc. and Subsidiaries

7.       Stockholders' Equity (continued)

A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                                                      Options Outstanding
                                                             --------------------------------------
                                                                                       Weighted
                                           Shares                                      Average
                                          Available               Number                Price
                                          for Grant              Of Shares            Per Share
                                      ------------------     ------------------     ---------------
1995 Stock Option Plan
Balance at December 31, 1995                    533,180              1,639,820          $0.44
Options granted                                (178,080)               178,080          $0.44
Options canceled/forfeited                       78,758                (78,758)         $0.44
Options exercised                                     -               (106,000)         $0.44
Plan closed                                    (433,858)                     -            -
                                      ------------------     ------------------     ---------------
Balance at December 31, 1996                          -              1,633,142          $0.44
Options canceled/forfeited                            -               (426,544)         $0.44
Options exercised                                     -               (319,202)         $0.44
                                      ------------------     ------------------     ---------------
Balance at December 31, 1997                          -                887,396          $0.44
Options canceled/forfeited                            -               (175,642)         $0.44
Options exercised                                     -                 (9,540)         $0.44
                                      ==================     ==================     ===============
Balance at December 31, 1998                          -                702,214          $0.44
                                      ==================     ==================     ===============

1996 Stock Option Plan
Shares reserved                               1,900,000                      -           $ -
Options granted                                 (97,500)                97,500         $ 11.88
                                      ------------------     ------------------     ---------------
Balance at December 31, 1996                  1,802,500                 97,500         $ 11.88
Options granted                                (744,225)               744,225          $ 6.07
Options canceled/forfeited                      125,525               (125,525)         $ 7.17
                                      ------------------     ------------------     ---------------
Balance at December 31, 1997                  1,183,800                716,200          $ 6.66
Options granted                              (1,544,255)             1,544,255          $ 1.03
Options canceled/forfeited                      636,805               (636,805)         $ 5.63
                                      ==================     ==================     ===============
Balance at December 31, 1998                    276,350              1,623,650          $ 1.55
                                      ==================     ==================     ===============

A summary of stock options exercisable and stock options outstanding under the 1996 Option Plan is as follows:

                                              1996 Stock Option Plan
-------------------------------------------------------------------------------------------------------------------
                             Options Exercisable                             Options Outstanding
                             at December 31, 1998                            At December 31, 1998
                        -------------------------------     -------------------------------------------------------
                                                                                                      Weighted
                                            Weighted                              Weighted             Average
     Range of                                Average                               Average            Remaining
     Exercise               Number            Price             Number              Price            Contractual
      Prices             Exercisable        Per Share        Outstanding          Per Share         Life (years)
--------------------    ---------------    ------------     ---------------    ----------------    ----------------
  $ 0.50 - $ 0.94                    -               $           1,345,875          $     0.90                 9.6
                                                     -
  $ 2.19 - $ 3.75               15,590      $     3.75             167,810          $     3.01                 8.9
  $ 6.75 - $ 7.38               23,105      $     7.30             109,965          $     7.32                 8.0
                        ===============                     ===============
  $ 0.50 - $ 7.38               38,695      $     5.87           1,623,650          $     1.55                 9.4
                        ===============                     ===============

                Affinity Technology Group, Inc. and Subsidiaries

7.       Stockholders' Equity (continued)

The Company has recorded in 1996 and 1995 deferred compensation expense totaling approximately $5,492,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. During 1997, the Company adjusted the deferred compensation expense to reflect actual compensation expense earned by terminated employees. The Company continues to amortize the deferred compensation of the remaining individuals still employed by the Company over the vesting period of the individual options. Generally, options granted vest ratably over a 60 month term. Amortization of deferred compensation in 1998, 1997 and 1996 totaled approximately $599,000, $481,000 and $1,028,000, respectively.


During July 1998, in connection with the employment of the President and Chief Executive Officer of the Company, the Company issued an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.94 per share. The exercise price equaled the estimated fair market value on the date of grant. This option vests ratably over a 60 month term. The issuance of this option is independent of the 1995 and 1996 Incentive Stock Option Plans.


During 1994 and 1995, in connection with the execution of employment agreements with two executive officers and a consulting agreement with one of the Company's directors, the Company sold 4,155,200 shares of restricted common stock to the officers and directors for nominal consideration. Under the terms of the agreements, up to 764,048 of the shares were subject to repurchase by the Company based on cost on a sliding scale over a 60 month term (resulting in a reduced number of shares subject to repurchase) if the related employment arrangements terminate. During 1997, the two officers terminated their employment and the Company repurchased 643,066 shares pursuant to the provisions of the employment agreements.

During 1996, 40,000 performance based stock options were awarded in connection with an employment agreement of a key employee. Under the terms of this agreement, these options lapsed because the Company did not meet certain 1997 operating results. In addition, of the total options granted during 1997, 131,100 were performance based stock options awarded in connection with employment agreements with key employees. Under the terms of these agreements, these options may lapse if certain performance measures are not met. Under the terms of these agreements, 84,000 lapsed during 1997 and 47,100 lapsed during 1998 because the required performance measures were not met.

The pro forma disclosures required by SFAS 123 regarding net loss and loss per share are stated as if the Company has accounted for stock options granted subsequent to December 31, 1994 using fair values. Using the Black-Scholes option pricing model the fair value at the date of grant for these options was estimated using the following assumptions: risk-free interest rates ranging from 4.2% to 5.6% for 1998, 5.4% to 6.7% for 1997 and 5.8% to 6.8% for 1996;
volatility factor of the expected market price of the Company's common stock of 0.67, 0.75 and 0.69 for options issued during 1998, 1997 and 1996, respectively; and an expected option life ranging from 1 to 5 years. The weighted average fair value for options granted under the 1996 Plan during 1998, 1997 and 1996 was $0.69, $2.97 and $5.82, respectively. The fair value of options granted during 1998 in connection with the employment of the President and Chief Executive Officer of the Company, was $0.44.

The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. The Company's employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management's opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

                Affinity Technology Group, Inc. and Subsidiaries

7.    Stockholders' Equity (continued)


For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the expected life of the options. The Company's pro forma information follows:

                                                          1998              1997               1996
                                                    ----------------- ----------------- -------------------
Pro forma net loss                                   $ (14,811,559)    $ (16,258,811)     $ (10,662,080)
Pro forma net loss per share - basic and diluted     $       (0.50)    $       (0.57)     $       (0.44)


Stock Warrants

In 1995, the Company formalized an agreement with a related party, resulting from certain financing arrangements preceding the Initial Public Offering, for the issuance of a stock warrant under which the party had the right to purchase up to an aggregate of 6,666,340 shares of common stock at a purchase price of approximately $.0001 per share. The agreement also specified that the warrant could be exercised in whole or in part at any time prior to December 31, 2015 only if, absent prior written regulatory approval, after giving effect of such exercise, the party beneficially owns less than five percent of the outstanding shares of the Company's common stock. During 1997, the party obtained written regulatory approval to exercise the warrant in its entirety. The warrant is not transferable without regulatory approval. On December 31, 1997 and December 28, 1995, the party exercised portions of the warrant and acquired 2,400,000 and 795,000 shares of Common Stock, respectively.

Pursuant to an agreement reached in 1994, the Company issued warrants to purchase certain equity securities as might be determined by a subsequent financing for an aggregate purchase price of $7,500. Pursuant to the terms of the agreement, and in conjunction with the Company's issuance of Series B Preferred Stock in 1995, the holders of these warrants became entitled to purchase an aggregate of 79 shares of Series B Preferred Stock at the price of $93.366 per share. These warrants were exercised concurrently with the completion of the Initial Public Offering and were automatically converted into 8,374 shares of Common Stock. The warrants had negligible value at the time of issuance.

In 1995, the Company issued warrants to purchase shares of Common Stock for an aggregate purchase price of $37,500. Pursuant to the terms of the agreements, and in conjunction with the Company's issuance of Series B Preferred Stock in October 1995, the per share exercise price was established at approximately $0.88, and accordingly, the warrants represented rights to purchase 42,571 shares of Common Stock. During 1997, all of these warrants were exercised pursuant to the terms of the agreements. The warrants had negligible value at the time of issuance.

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

8.       Acquisition

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

The restricted common stock issued in association with the acquisition is subject to a call option by the Company and put option by the sellers. The Company has a single option to repurchase any or all shares of restricted common stock at a price of $5.78 per share. The sellers of Buy American, Inc. and Project Freedom, Inc. have a single option to sell any or all the shares of restricted common stock to the Company at a price of $3.47 per share. These options are exercisable for a 30 day period ending May 31, 1999.

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

9.       Leases

The Company has noncancellable operating leases for the rental of its office and ALM assembly operations. Future minimum lease payments under these leases at December 31, 1998 are as follows:

         1999                                                   $     632,501
         2000                                                         638,001
         2001                                                         351,834
                                                            -------------------
         Total                                                  $   1,622,336
                                                            ===================

In 1998,  1997 and  1996 the  Company  incurred  rent  expense,  including  rent
associated  with  cancelable  rental  agreements,   of  approximately  $915,000,
$799,000 and $446,000, respectively.

10.      Income Taxes

As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $40,465,000. The net operating loss carryforwards will begin to expire between 2009 and 2013 if not utilized.

                Affinity Technology Group, Inc. and Subsidiaries

10.      Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                           December 31,
                                                     1998                 1997
                                            --------------------- ---------------------
Deferred tax assets:
   Net operating loss carryforwards             $ 15,860,400          $ 10,384,400
   Inventory valuation reserve                       415,900                65,700
   Capital leases                                    343,800                     -
   Other                                             156,600               241,000
                                            --------------------- ---------------------
Total deferred tax assets                         16,276,700            10,691,100
                                            --------------------- ---------------------
Deferred tax liabilities:
   Capitalized software costs                       (673,000)             (284,800)
   Capital leases                                   (158,100)                    -
   Depreciation                                     (301,600)            (318,800)
                                            --------------------- ---------------------
Total deferred tax liabilities                      (974,600)            (761,700)
                                            --------------------- ---------------------
Less:
   Valuation allowance                           (15,302,100)          (9,929,400)
                                            ===================== =====================
Total net deferred taxes
                                                $          -          $         -
                                            ===================== =====================


The  Company  has  recorded a  valuation  allowance  for the full  amount of its deferred income tax assets as of December 31, 1998 and 1997, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. During 1998 and 1997, the total valuation allowance increased approximately $5,372,700 and $5,948,600, repectively. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception.

11.      Segment Information

The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. One customer, the Dime Savings Bank of New York, accounted for 49% and 48% of revenues in 1998 and 1997, respectively. Two other customers accounted for 20% of revenues in 1997, which individually represented 13% and 7% of revenues. Two customers accounted for 58% of revenues in 1996 which individually represented 37% and 21% of revenues, of which $1.8 million or 34% of total revenues, related to the non-exclusive, perpetual, royalty-free license for the call center decisioning system. See Note 2, "Summary of Significant Accounting Policies - Deferred Revenue." All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

                Affinity Technology Group, Inc. and Subsidiaries

12.      Other Related Party Transactions

The Company had leased ALMs to a bank which holds a warrant to acquire shares of common stock of the Company. See Note 7. The Company has installed and otherwise delivered a number of ALMs on behalf of the bank during 1996 and 1995. Pursuant to a contract termination agreement executed between the bank and the Company, amounts due the Company totaling approximately $505,000 were settled in consideration of a $50,000 payment and the return of the ALMs to the Company. The amount due the Company was charged to the allowance for doubtful accounts as of December 31, 1998. The bank also provided financing for the Company in the form of an unsecured loan preceding the Initial Public Offering and provided lease financing for a small portion of ALM hardware.

During February 1998, Surety entered into an agreement with Resource Bancshares Mortgage Group, Inc. ("RBMG"), pursuant to which the Company will underwrite and process mortgage loans in accordance with guidelines specified by RBMG. The Company receives a fee from RBMG for the underwriting and processing services performed. During 1998, the Company processed and sold to RBMG approximately $18,300,000 in mortgage loans resulting in approximately $330,000 in revenue for the Company. The Chairman of the Board and Chief Executive Officer of RBMG is a member of the Company's Board of Directors.

13.      Commitments and Contingent Liabilities

As of December 31, 1998, Surety had $2,475,900 in commitments outstanding to originate and sell mortgage loans. Commitments to originate mortgage loans represent mortgage loan applications where the borrower has locked in the interest rate. Commitments to sell mortgage loans to investors represent optional commitments to sell mortgage loans at a future date and at a specified price.

The Company is subject to legal actions from time to time which have arisen in the ordinary course of business. Certain claims have also been filed by plaintiffs who claimed certain rights, damages or interests incidental to the Company's formation and development. During 1998, certain of these claims were resolved in a manner that did not have a material impact on the Company's financial condition or results of operations. Additionally, a former employee has filed suit against the Company alleging breach of contract and non-payment of wages. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1999 under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11. Executive Compensation

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1999 under the caption "Executive Compensation", which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1999 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 28, 1999 under the caption "Certain Transactions" which is incorporated by reference herein.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      The following  consolidated  financial  statements of Affinity
                  Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
         i.       Consolidated Balance Sheets as of December 31, 1998 and 1997.
         ii.      Consolidated Statement of Operations for the years ended
                  December 31, 1998, 1997 and 1996.
         iii.     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.
         iv.      Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996.
         v.       Notes to the Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996.

         (2)       Schedule II - See additional sections of this Report.
                  No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

         (3)      Exhibits:


  Exhibit Number     Description
-------------------- ------------------------------------------------------------------------------------------------
        3.1          Certificate of Incorporation of Affinity  Technology Group, Inc., which is hereby  incorporated by reference to Exhibit 3.1 to the Registration  Statement on Form S-1 of Affinity Technology
                       Group, Inc. (File No. 333-1170).
        3.2            By-laws of  Affinity  Technology  Group,  Inc.,  which is
                       hereby  incorporated  by  reference to Exhibit 3.2 to the
                       Registration Statement on Form S-1 of Affinity Technology
                       Group, Inc.
                       (File No. 333-1170).
        4.1          Specimen  Certificate of Common Stock which is hereby  incorporated by reference to Exhibit 4.1 to the  Registration  Statement  on Form S-1 of Affinity  Technology  Group,  Inc.  (File No.
                       333-1170).
        4.2          Warrant to Purchase  Common Stock of Affinity  Technology  Group,  Inc. dated November 8, 1995, for the purchase,  subject to certain conditions,  of up to 6,666,340 shares of Common Stock, which is hereby  incorporated  by reference to Exhibit 4.7 to the  Registration  Statement on
                       Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.3          Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity  Technology Group, Inc., as
                       amended,  and Article II, Sections 3, 9, and 10 of the By-laws of Affinity  Technology Group,
                       Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively.
       10.1          Letter  Agreement,  dated March 13, 1995,  between Affinity  Technology Group, Inc. and Alan H.
                       Fishman,  which is hereby  incorporated  by  reference  to Exhibit  10.6 to the  Registration
                       Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.2*         Form of Stock  Option  Agreement  (1995 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.7 to the  Registration  Statement on Form S-1 of Affinity  Technology
                       Group, Inc. (File No. 333-1170).
       10.3*         Form of Stock  Option  Agreement  (1996 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.8 to the  Registration  Statement on Form S-1 of Affinity  Technology
                       Group, Inc. (File No. 333-1170).
       10.4*         Form of Stock Option Agreement  (Directors' Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.9 to the  Registration  Statement on Form S-1 of Affinity  Technology
                       Group, Inc. (File No. 333-1170).
       10.5*         1995 Stock Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10.10 to the Registration  Statement on Form S-1 of Affinity  Technology
                       Group, Inc. (File No. 333-1170).
       10.6*         1996 Stock Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10.11 to the Registration  Statement on Form S-1 of Affinity  Technology
                       Group, Inc. (File No. 333-1170).
       10.7*         Non-Employee  Directors' Stock Option Plan of Affinity  Technology Group, Inc., which is hereby incorporated  by  reference  to Exhibit  10.12 to the  Registration  Statement on Form S-1 of
                       Affinity Technology Group, Inc. (File No. 333-1170).
       10.8          Stock Rights  Agreement,  dated October 20, 1995,  between Affinity  Technology Group, Inc. and certain  investors,  which is  hereby  incorporated  by  reference  to  Exhibit  10.15 to the
                       Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.9*         Declaration of First Amendment to 1995 Stock Option Plan of Affinity Technology Group, Inc.
      10.11*         Declaration of First Amendment to 1996 Stock Option Plan of Affinity Technology Group, Inc.
      10.10*         Nonqualified  Stock Option Agreement,  dated as of July 29, 1998,  between Affinity  Technology
                       Group,   Inc  and  R.  Murray  Smith,   which  is  hereby
                       incorporated  by reference to Exhibit 10 of the Quarterly
                       Report on Form 10-Q of Affinity  Technology  Group,  Inc.
                       for the quarter ended September 30, 1998.
        21           Subsidiaries of Affinity Technology Group, Inc.
       23.1          Consent of Independent Auditors.
        27           Financial Data Schedule.

*        Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K filed in the 4th quarter of 1998:

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

Affinity Technology Group, Inc.

Date:    March 31, 1999           By:      /s/  R. Murray Smith
                                           --------------------
                                           R. Murray Smith
                                           President and Chief Executive Officer

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


Signatures                              Title                                               Date
--------------------------------------- --------------------------------------------------- -------------------------

/s/ R. Murray Smith                                                                         March 31, 1999
---------------------------------------
R. Murray Smith                         President, Chief Executive Officer and Director
                                        (principal executive officer)


/s/  Alan H. Fishman                                                                        March 31, 1999
---------------------------------------
Alan H. Fishman                         Director


/s/  Robert M. Price, Jr.                                                                   March 31, 1999
---------------------------------------
Robert M. Price, Jr.                    Director


/s/  Edward J. Sebastian                                                                    March 31, 1999
---------------------------------------
Edward J. Sebastian                     Director


/s/  Peter R. Wilson, Ph.D.                                                                 March 31, 1999
---------------------------------------
Peter R. Wilson, Ph.D.                  Director



---------------------------------------
Jeff A. Norris                          Director                                            March 31, 1999



/s/ Joseph A. Boyle                                                                         March 31, 1999
---------------------------------------
Joseph A. Boyle                         Senior Vice President, Chief Financial Officer
                                        and Treasurer (principal financial officer)


/s/  Richard R. Butcher                                                                     March 31, 1999
---------------------------------------
Richard R. Butcher                      Vice President and Controller
                                        (principal accounting officer)



Schedule II - Valuation and Qualifying Accounts

-------------------------------------- ---------------- ---------------------------------- ----------------- -----------------
                COL.A                      COL. B.                   COL. C                     COL. D            COL. E
                                                                                           -----------------
-------------------------------------- ---------------- ---------------------------------- ----------------- -----------------
                                                                    Additions
                                                        ----------------------------------
                                                        ----------------- ----------------
                                                                            Charged to
                                         Balance at        Charged to     Other Accounts
                                        Beginning of       Costs and        - Describe     Deductions-DescribeBalance at End
             Description                   Period           Expenses                                            of Period
-------------------------------------- ---------------- ----------------- ---------------- ----------------- -----------------
Year ended December 31, 1998
Reserves and allowances deducted
    from asset accounts:
  Allowance for doubtful accounts       $   400,120      $   370,000       $         -      $   724,607  (1)  $    45,513
  Reserve for inventory obsolescence
                                            173,007        1,060,000                 -      $   137,309  (2)    1,095,698

Year ended December 31, 1997
Reserves and allowances deducted
    from asset accounts:
  Allowance for doubtful accounts       $   198,987      $   456,841       $         -      $   255,708  (1)  $   400,120
  Reserve for inventory obsolescence
                                             20,000          230,000                 -           76,993  (2)      173,007

Year ended December 31, 1996
Reserves and allowances deducted
    from asset accounts:
  Allowance for doubtful accounts       $     3,667      $   170,000       $    25,320  (3) $         -       $   198,987
  Reserve for inventory obsolescence
                                             46,000           20,000                 -           46,000  (2)       20,000


(1)   Uncollectible accounts written off, net of recoveries.
(2)   Obsolete parts written off.
(3)   Immaterial other changes.

Exhibit Index

Exhibit Number         Description
---------------------- ------------------------------------------------------------------------------------------------
10.10                  Declaration of First Amendment to 1996 Stock Option Plan of Affinity Technology Group, Inc.
10.11                  Declaration of First Amendment to 1995 Stock Option Plan of Affinity Technology Group, Inc.
21                     Subsidiaries of Affinity Technology Group, Inc.
23.1                   Consent of Ernst & Young LLP
27                     Financial Data Schedule

Exhibit 10.10 - Declaration of First Amendment to 1996 Stock Option Plan of
                  Affinity Technology Group, Inc.

                         DECLARATION OF FIRST AMENDMENT
                                       TO
                            1996 STOCK OPTION PLAN OF
                         AFFINITY TECHNOLOGY GROUP, INC.

         THIS DECLARATION OF FIRST AMENDMENT, made as of the 12th day of October, 1998, by AFFINITY TECHNOLOGY GROUP, INC., a Delaware corporation (the "Company"), to the 1996 Stock Option Plan of Affinity Technology Group, Inc. (as amended and restated effective October 31, 1996) (the "Plan");

                                R E C I T A L S:

         WHEREAS, it is deemed advisable to amend the Plan to provide that options granted under the Plan shall vest and become exercisable upon a change in control of the Company.

         NOW, THEREFORE, BE IT RESOLVED, that effective as of October 12, 1998, the Plan shall be amended by adding Section 7(f) to the Plan to read as follows:

                  (f) Notwithstanding any provisions of the plan to the contrary, in the event of a Change in Control of the Company (as hereinafter defined), all options outstanding as of the date of such Change of Control shall become fully exercisable, whether or not then otherwise exercisable. For purposes of this Section 7(f), a Change in Control shall be deemed to occur as of: (i) the date on which any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the 1934
                  Act) becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the 1934 Act) of shares representing more than 50% of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors of the Corporation ("Voting Stock"); (ii) the date on which the stockholders of the Corporation approve a definitive agreement under which the Corporation will consolidate with or merge into any other corporation, or convey, transfer or lease all or substantially all of its assets to any person, or any other corporation will merge into the Corporation, and, in the case of any such transaction, the outstanding common stock of the Corporation will be converted into cash, securities or other property, unless the stockholders of the Corporation immediately before such transaction own, directly or indirectly immediately following such transaction, at least 51% of the combined voting power of the outstanding securities of the corporation resulting from such transaction in substantially the same proportion as their ownership of the Voting Stock immediately before such transaction; or (iii) the date on which there shall have been a change in a majority of the Board of Directors of the Corporation within a 12-month period unless the nomination for election of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the 12-month period.

         IN WITNESS WHEREOF, this Declaration of First Amendment is executed on behalf of Affinity Technology Group, Inc. as of the day and year first above written.

                         AFFINITY TECHNOLOGY GROUP, INC.


                                    By:      /s/  R. Murray Smith

                                             R. Murray Smith, President and
                                             Chief Executive Officer

Exhibit 10.10 - Declaration of First Amendment to 1995 Stock Option Plan of
                  Affinity Technology Group, Inc.


                         DECLARATION OF FIRST AMENDMENT
                                       TO
                            1995 STOCK OPTION PLAN OF
                         AFFINITY TECHNOLOGY GROUP, INC.

         THIS DECLARATION OF FIRST AMENDMENT, made as of the 12th day of October, 1998, by AFFINITY TECHNOLOGY GROUP, INC., a Delaware corporation (the "Company"), to the 1995 Stock Option Plan of Affinity Technology Group, Inc. (as amended and restated effective October 31, 1996) (the "Plan");

                                R E C I T A L S:

         WHEREAS, it is deemed advisable to amend the Plan to provide that options granted under the Plan shall vest and become exercisable upon a change in control of the Company.

         NOW, THEREFORE, BE IT RESOLVED, that effective as of October 12, 1998, the Plan shall be amended by adding Section 7(f) to the Plan to read as follows:

                  (f) Notwithstanding any provisions of the plan to the contrary, in the event of a Change in Control of the Company (as hereinafter defined), all options outstanding as of the date of such Change of Control shall become fully exercisable, whether or not then otherwise exercisable. For purposes of this Section 7(f), a Change in Control shall be deemed to occur as of: (i) the date on which any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the 1934
                  Act) becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the 1934 Act) of shares representing more than 50% of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors of the Corporation ("Voting Stock"); (ii) the date on which the stockholders of the Corporation approve a definitive agreement under which the Corporation will consolidate with or merge into any other corporation, or convey, transfer or lease all or substantially all of its assets to any person, or any other corporation will merge into the Corporation, and, in the case of any such transaction, the outstanding common stock of the Corporation will be converted into cash, securities or other property, unless the stockholders of the Corporation immediately before such transaction own, directly or indirectly immediately following such transaction, at least 51% of the combined voting power of the outstanding securities of the corporation resulting from such transaction in substantially the same proportion as their ownership of the Voting Stock immediately before such transaction; or (iii) the date on which there shall have been a change in a majority of the Board of Directors of the Corporation within a 12-month period unless the nomination for election of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the 12-month period.

         IN WITNESS WHEREOF, this Declaration of First Amendment is executed on behalf of Affinity Technology Group, Inc. as of the day and year first above written.

                         AFFINITY TECHNOLOGY GROUP, INC.

                         By:      /s/  R. Murray Smith
                                 R. Murray Smith, President and
                                 Chief Executive Officer

Exhibit 21 - Subsidiaries of Affinity Technology Group, Inc.

                   Name                       Jurisdiction of Incorporation             Percent Owned
------------------------------------------- ----------------------------------- ------------------------------
Affinity Bank Technology Corporation                  Delaware, USA                         100%

Affinity Clearinghouse Corporation                    Delaware, USA                         100%

Affinity Credit Corporation                           Delaware, USA                         100%

Affinity Processing Corporation                       Delaware, USA                         100%

Affinity Mortgage Technology Corporation              Delaware, USA                         100%

Multi Financial Services, Inc.                        Delaware, USA                         100%

Surety Mortgage, Inc.                                 Delaware, USA                         100%

decisioning.com, inc.                                 Delaware, USA                         100%


Exhibit 23.1 - Consent of Independent Auditors

We consent to the use of our report dated March 12, 1999 included in this Annual Report (Form 10-K) of Affinity Technology Group, Inc.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc. 1995 Stock Option Plan, 1996 Stock Option and the Non-Employee Directors' Stock Option Plan, of our report dated March 12, 1999, with respect to the consolidated financial statements of Affinity Technology Group, Inc., and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) for the year ended December 31, 1998.




                                                /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 31, 1999

Exhibit 27 - Financial Data Schedule

This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements for the year ended December 31, 1998 and is qualified in its entirety by reference to such statements.