Form 10-Q
period 1999-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 1999-05-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999             Commission file number: 0-28152

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

29,766,980 shares of Common Stock, $0.0001 par value, as of May 1, 1999.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1999 and
         December 31, 1998.............................................        3
     Condensed Consolidated Statements of Operations for the three months ended
         March 31, 1999 and 1998................ ......................        4
     Condensed Consolidated Statements of Cash Flows for the three months
         Ended March 31, 1999 and 1998.................................        5
     Notes to Condensed Consolidated Financial Statements..............        6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................        8
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...      15
PART II. OTHER INFORMATION
   ITEM 2. Changes in Securities and Use of Proceeds....................      16
   ITEM 6. Exhibits and Reports on Form 8-K.............................      17
Signature...............................................................      17

Part I. Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                              March 31,
                                                                                 1999                  December 31,
                                                                             (Unaudited)                   1998
                                                                       ------------------------- -------------------------
Assets
Current assets:
  Cash and cash equivalents                                              $      2,724,861          $           2,026,932
  Investments                                                                   5,394,709                      8,068,310
  Accounts  receivable,  less  allowance  for  doubtful  accounts of $59,884 and
    $45,513 at March 31, 1999 and December 31, 1998,
    respectively                                                                  521,597                        727,999
  Net investment in sales-type leases - current                                   494,257                        534,302
  Inventories                                                                   1,950,743                      2,054,542
  Other current assets                                                          1,627,796                      1,349,995
                                                                       ------------------------- -------------------------
Total current assets                                                           12,713,963                     14,762,080

Net investment in sales-type leases - non-current                                 485,637                        574,437
Property and equipment, net                                                     4,130,126                      4,511,924
Software  development  costs,  less  accumulated  amortization  of $129,319  and
    $111,211 at March 31, 1999 and December 31, 1998,
    respectively                                                                1,833,010                      1,773,057
Other assets                                                                    2,501,256                      2,575,377
                                                                       ========================= =========================
Total assets                                                             $     21,663,992         $           24,196,875
                                                                       ========================= =========================
Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                       $        186,630         $              184,619
  Accrued expenses                                                                793,030                        748,136
  Notes payable                                                                         -                        141,480
  Current portion of deferred revenue                                             136,236                        144,063
                                                                       ------------------------- -------------------------
Total current liabilities                                                       1,115,896                      1,218,298

Deferred revenue                                                                  394,345                        422,376
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized  60,000,000  shares,  issued
    31,880,880 and 31,572,880 shares at March 31, 1999 and
    December 31, 1998, respectively                                                 3,188                          3,157
  Additional paid-in capital                                                   69,528,881                     69,392,545
  Deferred compensation                                                          (458,999)                      (489,656)
  Treasury stock, at cost (2,161,407 and 2,073,207 shares at March
    31, 1999 and December 31, 1998, respectively)                              (3,487,060)                    (3,371,297)
  Accumulated deficit                                                         (45,432,259)                   (42,978,548)
                                                                       ------------------------- -------------------------
Total stockholders' equity                                                     20,153,751                     22,556,201
                                                                       ========================= =========================
Total liabilities and stockholders' equity                               $     21,663,992          $          24,196,875
                                                                       ========================= =========================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                       Three months ended
                                                                                           March 31,
                                                                                 1999                      1998
                                                                       ------------------------- -------------------------
Revenues:
   Transactions                                                          $        123,546          $        113,849
   Mortgage processing services                                                   113,399                    48,432
   Sales and rental                                                                 4,750                    19,500
   Professional services                                                                -                   780,995
   Other income                                                                    84,264                   137,203
                                                                       ------------------------- -------------------------
                                                                                  325,959                 1,099,979
Costs and expenses:
   Cost of revenues                                                               169,828                   435,774
   Research and development                                                       299,125                   849,274
   Selling, general and administrative expenses                                 2,431,682                 3,171,375
                                                                       ------------------------- -------------------------
       Total costs and expenses                                                 2,900,635                 4,456,423
                                                                       ------------------------- -------------------------
Operating loss                                                                 (2,574,676)               (3,356,444)
Interest income                                                                   120,965                   359,969
                                                                       ------------------------- -------------------------
Net loss                                                                 $     (2,453,711)         $     (2,996,475)
                                                                       ========================= =========================
Net loss per share - basic and diluted                                   $          (0.08)         $          (0.10)
                                                                       ========================= =========================
Shares used in computing net loss per share                                    29,639,351                30,383,461
                                                                       ========================= =========================



See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      Three months ended
                                                                                          March 31,
                                                                                1999                       1998
                                                                     --------------------------- -------------------------
Operating activities
Net loss                                                              $      (2,453,711)          $      (2,996,475)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                               563,268                     589,337
    Amortization of deferred compensation                                        30,457                     155,421
    Provision for doubtful accounts                                              15,000                      30,000
    Inventory valuation allowance                                                30,000                      90,000
    Deferred revenue                                                            (35,858)                   (515,926)
    Other                                                                             -                      53,395
    Changes in current assets and liabilities:
       Accounts receivable                                                      191,402                   1,214,434
       Net investment in sales-type leases                                      128,845                     605,805
       Inventories                                                                9,779                      77,196
       Other current assets                                                    (277,801)                    125,970
       Accounts payable and accrued expenses                                     46,905                    (738,611)
                                                                     --------------------------- -------------------------
Net cash used in operating activities                                        (1,751,714)                 (1,309,456)

Investing activities
Purchases of property and equipment, net                                        (25,221)                    (99,796)
Software development costs                                                      (78,061)                     (1,855)
Sales (purchases) of short term investments, net                              2,673,601                    (692,426)
                                                                     --------------------------- -------------------------
Net cash provided by (used in) investing activities                           2,570,319                    (794,077)

Financing activities
Payments on notes payable and capital leases                                   (141,480)                    (15,170)
Exercise of options                                                              20,804                       4,029
Purchases of treasury stock                                                           -                    (942,187)
                                                                     --------------------------- -------------------------
Net cash used in financing activities                                          (120,676)                   (953,328)
                                                                     --------------------------- -------------------------
Net increase (decrease) in cash                                                 697,929                  (3,056,861)
Cash and cash equivalents at beginning of period                              2,026,932                   4,470,185
                                                                     =========================== =========================
Cash and cash equivalents at end of period                            $       2,724,861           $       1,413,324
                                                                     =========================== =========================


See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying unaudited financial statements of Affinity Technology Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998.

         The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during the three months ended March 31, 1999 and 1998 associated with contracts subject to SOP 97-2 guidance.

         During 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4), effective as of March 31, 1998. SOP 98-4 postponed the adoption of a provision of SOP 97-2 for one year.

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

         The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with management's oversight of the Company's operations, the Company conducts its business within one industry segment - financial services technology.

         Certain amounts in 1998 have been reclassified to conform to 1999 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

2.       Inventories

         Inventories consist of the following:


                                                                         March 31,                December 31,
                                                                            1999                      1998
                                                                  ------------------------- -------------------------
Electronic parts and other components                                 $     1,039,953           $     1,062,180
Work in process                                                             1,232,222                 1,207,915
Finished goods                                                                804,266                   880,145
                                                                  ------------------------- -------------------------
                                                                            3,076,441                 3,150,240
Reserve for obsolescence                                                   (1,125,698)               (1,095,698)
                                                                  ========================= =========================
                                                                      $     1,950,743           $     2,054,542
                                                                  ========================= =========================


3.       Loan Warehousing Agreement

         Surety Mortgage, Inc., a wholly-owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. There were no outstanding borrowings under the Loan Warehousing Agreement as of March 31, 1999.

4.       Stockholders' Equity

         During 1997 and 1998, the Company had in place a share repurchase plan under which the Company was authorized to use up to $4 million of general corporate funds to acquire from time to time in the open market shares of the outstanding Common Stock of the Company. As of December 31, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. No shares were repurchased during the three months ended March 31, 1999. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its Common Stock from former employees of the Company at an aggregate cost of $484 pursuant to stock purchase agreements with such former employees.

5.       Net Loss Per Share of Common Stock

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on weighted average number of shares of Common Stock outstanding in accordance with SFAS 128. Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

6.       Commitments and Contingencies

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim has been filed by a plaintiff who claims certain rights, damages or interests incidental to the Company's formation and development. Additionally, a former employee has filed suit against the Company alleging breach of contract and non-payment of wages. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts may be forward-looking statements, such as statements about the Company's future prospects and cash requirements. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These and other factors may cause actual results to differ materially from those anticipated.

Overview

         Since its formation in 1994, the Company has concentrated its product development efforts primarily on developing "closed loop" electronic commerce systems that enable financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels and link all distribution channels electronically to their credit departments.

         Prior to 1998 the Company's primary products and services consisted of the Affinity Automated Loan Machine ("ALM"), which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision, and e-xpertLender, which connects the Company's automated decisioning system with a financial institution's delivery channels and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998 and continuing into 1999, the Company has been developing a system to process and automate decisioning of automobile loans pursuant to a development contract with Citibank. The Company is currently developing a generic version of this automobile loan processing and decisioning system to be sold, under the brand name of iDEAL, to other financial institutions.

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

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of March 31, 1999 of $45,432,259. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the ALM and Decisys/RT, and to develop any new products and services. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

Revenues

     The Company's revenues for the three months ended March 31, 1999 were $325,959 compared to $1,099,979 for the corresponding period of 1998.

         Transaction fees. Revenues from transaction fees were $123,546 for the three months ended March 31, 1999, compared to $113,849 for the corresponding period in 1998. The increase during the three months ended March 31, 1999, as compared to the same period in 1998 is attributable to an increase in the number of financial service applications processed using DeciSys/RT.

         Mortgage Processing Services. Mortgage processing services represents fees earned by Surety Mortgage, Inc. ("Surety"), a wholly-owned subsidiary of the Company, for originating and processing mortgage loans. Revenues from mortgage processing services were $113,399 for the three months ended March 31, 1999, compared to $48,432 for the corresponding period in 1998. The increase during the three months ended March 31, 1999, as compared to the same period in 1998 is attributable to an increase in the number of mortgage loans originated. The three months ended March 31, 1998 represents only two months of operations since Surety commenced originating and processing operations in February of 1998.

         Sales and Rental. Sales and rental fees were $4,750 for the three months ended March 31, 1999, compared to $19,500 for the corresponding period in 1998. The decrease is primarily attributable to a decrease in the number of ALMs deployed and in service during 1999 as compared to the same period in 1998. In 1998 the Company's relationships with several ALM customers were terminated, which resulted in a reduction of ALMs in service.

         Professional Services. During the three months ended March 31, 1999, the Company did not recognize any revenue associated with the performance of professional services. Professional services of $780,995 for the three months ended March 31, 1998, were associated with a contract to perform services for a single customer.

         Other. Revenues from other fees were $84,264 for the three month ended March 31, 1999, compared to $137,203 for the corresponding period in 1998. For the three months ended March 31, 1998, other revenue includes fees associated with the processing of credit and debit card transactions by the Company's Transaction Processing Division ("TPS"). During December 1998, the Company sold TPS to a third party.

Costs and Expenses

         Costs of Revenues. Costs of revenues for the three months ended March 31, 1999 were $169,828, compared to $435,774 for the corresponding period in 1998. Costs of revenues for the three months ended March 31, 1999, were lower than costs of revenues for the same period in 1998 because of the recognition in 1998 of labor and other direct and indirect costs associated with the performance of professional services delivered during the three months ended March 31, 1998, reduced maintenance and depreciation expense associated with fewer ALMs in service under operating leases in 1999 and the sale of the Company's TPS division in December 1998. The decrease in costs of revenues were partially offset by an increase in the direct costs associated with originating and processing mortgage loans due to an increase in the quantity of mortgage loans originated and processed by Surety.

         Research and Development. Costs incurred for research and development for the three months ended March 31, 1999, totaled $229,125, compared to $849,274 for the corresponding period in 1998. The decrease in research and development costs for the three months ended March 31, 1999, reflects a decrease in the number of employees involved in development activities and the deferral of certain costs associated with the performance of professional services. Costs associated with the performance of professional services are deferred until the professional services are completed by the Company and accepted by the customer. Upon acceptance by the customer, the corresponding revenue and deferred costs are recognized by the Company. The Company continues to commit resources to initiatives associated with the technological enhancement of the Company's DeciSys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $2,431,682 for the three months ended March 31, 1999, as compared to $3,171,375 for the corresponding period in 1998. The decrease for the three months ended March 31, 1999, as compared to the corresponding period of 1998 is primarily attributable to a decrease in employment costs associated with an overall reduction in the number of employees and a decrease in deferred compensation expense due to significant forfeitures of common stock options granted under the Company's 1995 Stock Option Plan.

         Interest Income/Expense. Interest income for the three months ended March 31, 1999, totaled $122,327, compared to $365,402 for the corresponding period in 1998. The decrease in interest income for the three months ended March 31, 1999, is due to a decrease in cash and cash equivalents and investments balances as compared to the same period of 1998, coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three months ended March 31, 1999, was $1,362, as compared to $5,433 for the corresponding period in 1998.

Liquidity and Capital Resources

         The Company has generated operating losses of $45,432,259 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash resources at the rate used in 1997 and 1998, the Company would deplete its existing cash resources in the latter part of 1999; however, the Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements through 1999. However no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 1999. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations for 2000 and thereafter. Accordingly, to remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2000 and beyond. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         Net cash used during the three months ended March 31, 1999, to fund operations was approximately $1,752,000 compared to approximately $1,309,000 for the same period in 1998. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $299,000, payments on notes payable of approximately $141,000 and software development of approximately $78,000. During the three months ended March 31, 1998, net proceeds from the offering and other sources of cash were used to fund operations, research and development of approximately $849,000, capital expenditures of approximately $100,000 and repurchase of outstanding shares of the Company's common stock of approximately $942,000. At March 31, 1999, cash and liquid investments were $8,119,570, as compared to $10,095,242 at December 31, 1998. At March 31, 1999 working capital was $11,598,067, as compared to $13,543,782 at December 31, 1998.

         Surety has established a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 1999. Surety had no outstanding borrowings under the Loan Warehousing Agreement as of March 31, 1999.

         During 1997 in connection with its acquisition of Buy American, Inc. and Project Freedom, Inc., the Company issued restricted common stock subject to a put option by the sellers and a call option by the Company. Under such acquisition agreement, the sellers had an option to sell any or all of the shares of restricted common stock held by them to the Company at a price of $3.47 per share and the Company had a single option to repurchase any or all of the shares of restricted common stock at a price of $5.78 per share. These options were exercisable for a 30 day period ending May 31, 1999. During April 1999, the Company and the former owners of Buy American, Inc. and Project Freedom, Inc. entered into an agreement whereby the Company and the former owners of Buy American, Inc. and Project Freedom, Inc. terminated their respective rights under these options.

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

         ALM Systems. ALMs are freestanding kiosks that consist of hardware, software and communications systems. The Company's customers have deployed ALMs to serve as a point of entry for consumer information as well as a delivery vehicle to fulfill financial services transactions. ALM systems, including software applications, hardware and component devices and communications connection to the NOC, have been tested using certain date testing parameters as follows: December 31, 1999; January 3, 2000; February 28, 2000; February 29, 2000; and March 1, 2000. The Company has requested that third party providers of IT and Non-IT components and systems used in or in conjunction with the ALM systems provide evidence of their system's compliance with Year 2000 issues. To date, the Company has received no communication that any third party service providers are non-compliant with Year 2000 issues. Evidence supporting compliance has been received from most third parties that provide critical systems or service used in the ALM system. During the course of its evaluation of Year 2000 issues pertaining to the ALM system, the Company identified one operating software system that will require an upgrade to remediate Year 2000 issues. The Company expects that the required upgrades will be completed by September 1, 1999.

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

         Web Server-based Systems. The Company also provides services to its customers using web server-based systems. These systems provide access to the Company's services through customer maintained computer networks such as call centers and indirect lending operations systems. The web server-based systems access the Company's NOC through browser based applications which are independent of the operating systems and hardware environments utilized by the Company's customers. As a result, customers must ensure that these operating system and hardware environments are Year 2000 compliant. Testing of these systems is in process and is expected to be completed along with all necessary remediation by September 1, 1999. Completion of the Company's Year 2000
initiatives with respect to its web server-based systems is dependent upon completion of Year 2000 initiatives surrounding testing and implementation of certain third party systems and services. Additionally, web server-based systems are connected to the Company's NOC through dedicated third party communications systems, and the Company has received statements from the provider of these communications systems that such systems will operate in the Year 2000 and beyond.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments and the Company's mortgage brokerage business. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. At March 31, 1999, short term investments consist of approximately $1,500,000 in a certificate of deposit with a maturity of less than three months and approximately $3,900,000 in U.S. Government securities with maturities greater than three months when purchased, which are currently held as available for sale. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan. The Company does not believe that its mortgage brokerage business exposes it to significant market risk for changes in interest rates.

Part II. Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $0.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of March 31, 1999, the Company has used net proceeds of $60,078,000 from the offering as follows:


                                                         Direct  or   indirect   payments  to
                                                         directors,     officers,     general
                                                         partners  of  the  issuer  or  their
                                                         associates;  to  persons  owning ten
                                                         percent  or  more  of any  class  of
                                                         equity  securities  of  the  issuer;        Direct or indirect
                                                         and to affiliates of the issuer.            payments to others
                                                         -------------------------------------    --------------------------
Construction of plant, building and facilities                                                          $            -
Purchase and installation of machinery and equipment                                                         5,574,000
Purchase of real estate                                                                                              -
Acquisition of other business(es)                                                                              300,000
Repayment of indebtedness                                          $          771,000 1                      1,000,000
Working capital                                                                                             28,644,000
Temporary investments:
     US Treasury obligations                                                                                 5,738,000
     Commercial paper                                                                                        1,521,000
     Money market / cash                                                                                       860,000
Other purposes
     Marketing                                                                                               4,560,000
     Research & development                                                                                  8,874,000
     Purchase of software                                                                                    2,236,000


1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer and Treasurer

Date:  May 14, 1999

Exhibit 27 - Financial Data Schedule

         This schedule contains summary financial information extracted from the consolidated financial statements for the three months ended March 31, 1999 and is qualified in its entirety by reference to such statements.