Form 10-Q
period 1999-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 1999-08-13
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1999 Commission file number: 0-28152

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

29,770,324 shares of Common Stock, $0.0001 par value, as of August 1, 1999.

Part I. Financial Information

Item 1.  Financial Statements


                                 Affinity Technology Group, Inc. and Subsidiaries
                                       Condensed Consolidated Balance Sheets

                                                                       June 30,
                                                                         1999                  December 31,
                                                                     (Unaudited)                   1998
                                                               ------------------------- --------------------------
Assets
Current assets:
  Cash and cash equivalents                                      $      2,580,416                    $ 2,026,932
  Investments                                                           3,602,491                      8,068,310
  Accounts  receivable,  less  allowance  for  doubtful
  accounts of $74,884 and $45,513 at June 30, 1999 and
  December 31, 1998, respectively                                       1,358,016                        727,999
  Net investment in sales-type leases - current                           442,108                        534,302
  Inventories                                                           1,871,706                      2,054,542
  Other current assets                                                  1,028,200                      1,349,995
                                                               ------------------------- --------------------------
Total current assets                                                   10,882,937                     14,762,080


Net investment in sales-type leases - non-current                         406,315                        574,437
Property and equipment, net                                             3,687,957                      4,511,924

Software  development  costs,  less  accumulated  amortization of $204,113  and $111,211 at June 30, 1999 and December 31,
    1998, respectively                                                  1,818,095                      1,773,057
Other assets                                                            2,427,137                      2,575,377
                                                               ========================= ==========================
Total assets                                                     $     19,222,441                    $24,196,875
                                                               ========================= ==========================
Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                               $        166,638                    $   184,619
  Accrued expenses                                                        639,212                        748,136
  Notes payable                                                           167,400                        141,480
  Current portion of deferred revenue                                     227,509                        144,063
                                                               ------------------------- --------------------------
Total current liabilities                                               1,200,759                      1,218,298

Deferred revenue                                                          321,561                        422,376
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized
  60,000,000  shares,  issued 31,933,880 and 31,572,880
  shares at June 30, 1999 and December 31, 1998, respectively               3,193                          3,157
  Additional paid-in capital                                           69,550,494                     69,392,545
  Deferred compensation                                                  (418,355)                      (489,656)
  Treasury stock, at cost (2,163,556 and 2,073,207 shares at
    June 30, 1999 and December 31, 1998, respectively)                 (3,490,820)                    (3,371,297)
  Accumulated deficit                                                 (47,944,391)                   (42,978,548)
                                                               ------------------------- --------------------------
Total stockholders' equity                                             17,700,121                     22,556,201
                                                               ========================= ==========================
Total liabilities and stockholders' equity                       $     19,222,441                     $24,196,875
                                                               ========================= ==========================

See accompanying notes.




                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)


                                                Three months ended                         Six months ended
                                                     June 30,                                  June 30,
                                             1999                1998                   1999              1998
                                       ------------------ -------------------     ----------------- ------------------
Revenues:
   Transactions                         $        94,389    $       135,335         $       217,935    $      249,184
   Mortgage processing services                 153,851            107,425                 267,250           155,857
   Sales and rental                              34,213             35,769                  38,963            55,269
   Professional services                        790,452             16,067                 790,452           797,061
   Other income                                  95,447            344,648                 179,711           481,852
                                       ------------------ -------------------     ----------------- ------------------
       Total revenue                          1,168,352            639,244               1,494,311         1,739,223
Costs and expenses:
   Cost of revenues                             771,822            215,717                 941,650           651,491
   Research and development                     519,353            953,049                 818,478         1,802,323
   Selling, general and                       2,503,162          4,289,731               4,934,844         7,461,106
administrative expenses
                                       ------------------ -------------------     ----------------- ------------------
       Total costs and expenses               3,794,337          5,458,497               6,694,972         9,914,920
                                       ------------------ -------------------     ----------------- ------------------
Operating loss                               (2,625,985)        (4,819,253)             (5,200,661)       (8,175,697)
Interest income, net                            113,853            287,177                 234,818           647,146
                                       ------------------ -------------------     ----------------- ------------------
Net loss                                $    (2,512,132)   $    (4,532,076)        $    (4,965,843)   $   (7,528,551)
                                       ================== ===================     ================= ==================
Net loss per share - basic and          $        (0.08)    $        (0.15)         $        (0.17)    $       (0.25)

diluted
                                       ================== ===================     ================= ==================
Shares used in computing net loss            29,755,930         29,651,497              29,697,963        30,014,766
per share
                                       ================== ===================     ================= ==================

See accompanying notes.


                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                         Six months ended
                                                                             June 30,
                                                                      1999               1998
                                                               ------------------- ------------------
Operating activities
Net loss                                                       $      (4,965,843)   $    (7,528,551)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
    Depreciation and amortization                                     1,195,230           1,170,058
    Amortization of deferred compensation                                71,300             351,821
    Provision for doubtful accounts                                      30,000              60,000
    Inventory valuation allowance                                       110,000             330,000
    Deferred revenue                                                    (17,372)           (643,932)
    Other                                                                10,133             123,819
    Changes in current assets and liabilities:
       Accounts receivable                                             (660,017)          1,118,054
       Net investment in sales-type leases                              260,317             906,471
       Inventories                                                        8,816             123,448
       Other current assets                                             319,949            (283,273)
       Accounts payable and accrued expenses                           (126,905)           (110,784)
                                                               ------------------- ------------------
Net cash used in operating activities                                (3,764,392)         (4,382,869)

Investing activities
Purchases of property and equipment, net                                (74,386)           (394,574)
Software development costs                                             (137,940)             (1,855)
Proceeds from sale of short term investments                          4,465,818           3,837,717

                                                               ------------------- ------------------
Net cash provided by investing activities                             4,253,492           3,441,288
Financing activities
Payments on notes payable and capital leases                             25,920             (30,915)
Exercise of options                                                      38,464               4,029
Purchases of treasury stock                                                   -          (2,404,263)

                                                               ------------------- ----------------
Net cash provided by (used in) financing activities                      64,384          (2,431,149)
                                                               ------------------- ------------------
Net increase (decrease) in cash                                         553,484          (3,372,730)

Cash and cash equivalents at beginning of period                      2,026,932           4,470,185
                                                               =================== ==================
Cash and cash equivalents at end of period                     $       2,580,416    $     1,097,455
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

         The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during the three and six months ended June 30, 1999 and 1998 associated with contracts subject to SOP 97-2 guidance.


         During 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), effective as of March 31, 1998. SOP 98-4 postponed the adoption of a provision of SOP 97-2 for one year.


         Also during 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"). Effective December 15, 1998, SOP 98-9 amends SOP 98-4 to further postpone the adoption of certain provisions of SOP 97-2 as provided by SOP 98-4, for fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9, which amend certain provisions of SOP 97-2, are effective for transactions entered into in fiscal years beginning after March 15, 1999.

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

2.       Inventories

         Inventories consist of the following:

                                                                          June 30,                December 31,
                                                                            1999                      1998
                                                                  ------------------------- -------------------------
Electronic parts and other components                                 $     1,046,747           $     1,062,180
Work in process                                                             1,230,755                 1,207,915
Finished goods                                                                799,902                   880,145
                                                                  ------------------------- -------------------------
                                                                            3,077,404                 3,150,240
Reserve for obsolescence                                                   (1,205,698)               (1,095,698)
                                                                  ========================= =========================
                                                                      $     1,871,706           $     2,054,542
                                                                  ========================= =========================


3.       Loan Warehousing Agreement


         Surety Mortgage, Inc., a wholly-owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. As of June 30, 1999, outstanding borrowings under the credit facility were approximately $167,000 bearing a weighted average interest rate of 8.37%.


4.       Stockholders' Equity

         During 1997 and 1998, the Company had in place a share repurchase plan under which the Company was authorized to use up to $4 million of general corporate funds to acquire from time to time in the open market shares of the outstanding Common Stock of the Company. As of December 31, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. No shares were repurchased during the six months ended June 30, 1999.

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


6.       Commitments and Contingencies

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages or interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 and the plaintiff subsequently requested, and was granted, a new trial. The Company is appealing the grant of a new trial. Additionally, a former employee has filed suit against the Company alleging breach of contract and non-payment of wages. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts may be forward-looking statements, such as statements about the Company's future prospects and cash requirements. Such statements are subject to a number of risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These and other factors may cause actual results to differ materially from those anticipated.

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

         Prior to 1998, the Company's primary products and services consisted of the Affinity Automated Loan Machine ("ALM") and e-xpertLender. The ALM captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision. e-xpertLender connects the Company's automated decisioning system with a financial institution's delivery channels and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998 and continuing into 1999, the Company has been developing a system to process and automate decisioning of automobile loans pursuant to a development contract with Citibank. The Company is currently developing a generic version of this automobile loan processing and decisioning system to be sold, under the brand name of iDEAL, to other financial institutions. In addition, in 1999, the Company began development of its Internet product to be marketed under the name rtDS ("real time Decision Service"), which is an outsourced service enabling lenders to deliver decisions to web loan applicants.


         To date, the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products. Average consumer use of ALMs in service and average rates of loan approvals have been lower than customer expectations. The Company believes that the economic viability of the ALM as an alternative to traditional and new lending methods has not yet been established, and several of the Company's ALM customers have terminated their relationship with the Company. Although the Company has developed and is developing other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations through 1999, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2000 and beyond. To remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that allows it to continue operations in 2000 and beyond.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of June 30, 1999 of $47,944,391. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the ALM, Decisys/RT and rtDS, and to develop any new products and services. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.


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

Results of Operations

Revenues

         The Company's revenues for the three and six months ended June 30, 1999
were  $1,168,352  and  $1,494,311,   respectively,   compared  to  $639,244  and
$1,739,223 for the corresponding periods of 1998.

         Transaction fees. Revenues from transaction fees were $94,389 and $217,935 for the three and six months ended June 30, 1999, respectively, compared to $135,335 and $249,184 for the corresponding periods in 1998. The decrease in transaction fees during the three and six months ended June 30, 1999, as compared to the same periods in 1998 is attributable to a decrease in the number of financial service applications processed using DeciSys/RT.

         Mortgage Processing Services. Revenues from mortgage processing services earned by Surety were $153,851 and $267,250 for the three and six months ended June 30, 1999, respectively, compared to $107,425 and $155,857 for the corresponding periods in 1998. The increase in mortgage processing services revenue during the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998 is attributable to the origination and processing of more loans in both periods in 1999 compared to the corresponding periods in the previous year. Surety was formed in February 1998, and during the first several months of operation was primarily involved in developing an infrastructure to support its operations. During the first six months of 1999, Surety has devoted additional resources to marketing its products which has resulted in increased loan production.

         Sales and Rental. Sales and rental fees were $34,213 and $38,963 for the three and six months ended June 30, 1999, respectively, compared to $35,769 and $55,269 for the corresponding periods in 1998. The decrease in sales and rental revenue is attributable to a decrease in the number of ALMs deployed and in service during 1999 as compared to the same periods in 1998. In 1998 the Company's relationship with several ALM customers was terminated, which resulted in a reduction of ALMs in service.


         Professional Services. Professional services revenue for the three and six months ended June 30, 1999 were $790,452, as compared to $16,067 and $797,061 for the corresponding periods of 1998. The Company performs professional services pursuant to specific contracts with certain of its customers. Such services usually involve developing or enhancing systems for the Company's customers. The Company recognizes professional services revenues when it has completed its obligations under the specific terms of the contract.
Professional services performed by the Company are performed as needed or requested by the Company's customers and are not usually recurring in nature. For the six month period ended June 30, 1999, the Company recognized revenues, all of which were recognized in the second quarter of 1999, associated with two contracts. During the first quarter of 1998, the Company recognized revenue of $780,994 associated with a contract with a single customer.

         Other Income. Other income for the three and six months ended June 30, 1999 was $95,447 and $179,711, respectively, compared to $344,648 and $481,852 for the corresponding periods in 1998. Other income for the three and six months ended June 30, 1998 includes fees associated with the processing of credit and debit card transactions by the Company's Transaction Processing Division ("TPS"). During December 1998, the Company sold TPS to a third party.


Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and six months ended June 30, 1999 were $771,822 and $941,650, respectively, compared to $215,717 and $651,491 for the corresponding periods in 1998.


         Cost of revenues consist primarily of the costs to process transactions, the costs incurred by Surety to process mortgage loans, depreciation and other costs associated with ALMs deployed under operating leases and the direct and indirect costs associated with performing professional services. The increase in the cost of revenues for the three month period ended June 30, 1999, compared to the corresponding period in 1998 is attributable to the recognition of the direct and indirect costs associated with certain professional services contracts for which revenues were recognized in the second quarter of 1999 and the increase in the costs associated with the processing of mortgage loans by Surety due to higher loan production levels. The overall increase in the cost of revenues in the three month period ended June 30, 1999, compared to the corresponding period in 1998 is partially offset by a decrease in the quantity, and therefore the costs, of transactions processed through the Company's DeciSys/RT system and the elimination of costs associated with processing certain other transactions through the Company's TPS division, which was sold in December 1998.

         The increase in the cost of revenues for the six month period ended June 30, 1999, compared to the corresponding period in 1998 is attributable to a higher level of direct and indirect costs in relation to revenue recognized in accordance with the performance of professional services in 1999 compared to the cost associated with the delivery of professional services in 1998. The overall increase in the cost of revenues in the six month period ended June 30, 1999, compared to the corresponding period in 1998 is also attributable to the increased costs associated with the higher quantity of mortgage loans processed by Surety and is offset by the decrease in costs associated with processing fewer transactions through the DeciSys/RT system and the elimination of costs associated with processing certain transactions processed through TPS.

         Research and Development. Costs incurred for research and development totaled $519,353 and $818,478 for the three and six months ended June 30, 1999, respectively, compared to $953,049 and $1,802,323 for the corresponding periods in 1998. The decrease in research and development costs for the three and six months ended June 30, 1999, primarily reflects a decrease in the number of employees involved in development activities and the treatment of certain costs associated with the performance of professional services as cost of revenues. Costs associated with the performance of professional services are deferred until the professional services are completed by the Company and accepted by the customer. Upon acceptance by the customer, the corresponding revenue and deferred costs are recognized by the Company. The Company continues to commit resources to initiatives associated with the technological enhancement of the Company's DeciSys/RT technology and its financial product origination capabilities.


         Selling, General and Administrative Expenses. For the three and six months ended June 30, 1999, selling, general and administrative expenses totaled $2,503,162 and $4,934,844, respectively, as compared to $4,289,731 and
$7,461,106 for the corresponding periods in 1998. The decrease for the three and six months ended June 30, 1999, as compared to the corresponding periods of 1998 is primarily attributable to a decrease in employment costs associated with an overall reduction in the number of employees and a decrease in deferred compensation expense due to significant forfeitures of common stock options granted under the Company's 1995 Stock Option Plan.


         Interest Income/Expense. Interest income for the three and six months ended June 30, 1999, totaled $115,358 and $237,685, compared to $291,407 and
$656,809 for the corresponding periods in 1998. The decrease in interest income for the three and six months ended June 30, 1999, is due to a decrease in cash and cash equivalents and investments balances as compared to the same periods of 1998, coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three and six months ended June 30, 1999, was $1,505 and $2,867, respectively, as compared to $4,230 and $9,663 for the corresponding periods in 1998.


Liquidity and Capital Resources


         The Company has generated operating losses of $47,944,391 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.


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


         Net cash used during the six months ended June 30, 1999, to fund operations was $3,764,392 compared to $4,382,869 for the same period in 1998. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of $818,478, capital expenditures of $74,386, and software development of $137,940. During the six months ended June 30, 1998, net proceeds from the offering and other sources of cash were used to fund operations, research and development of $1,802,323, capital expenditures of $394,574 and repurchase of outstanding shares of the Company's common stock of $2,404,263. At June 30, 1999, cash and liquid investments were $6,182,907 and working capital was $9,682,178. At December 31, 1998, cash and liquid investments were $10,095,242 and working capital was $13,543,782.

         Surety has established a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. Outstanding borrowings under the credit facility as of June 30, 1999 were approximately $167,000 bearing a weighted average interest rate of 8.37%.

         During 1997, in connection with its acquisition of Buy American, Inc. and Project Freedom, Inc., the Company issued restricted common stock subject to a put option by the sellers and a call option by the Company. Under such acquisition agreement, the sellers had an option to sell any or all of the shares of restricted common stock held by them to the Company at a price of $3.47 per share and the Company had a single option to repurchase any or all of the shares of restricted common stock at a price of $5.78 per share. These options were exercisable for a 30 day period ending May 31, 1999. During April 1999, the Company and the former owners of Buy American, Inc. and Project Freedom, Inc. entered into an agreement whereby the Company and the former owners of Buy American, Inc. and Project Freedom, Inc. terminated their respective rights under these options.


Implications of Year 2000 Issues

         Year 2000 issues generally involve the potential impact on a company if computer systems fail to accurately interpret data after December 31, 1999. Since many computer programs have historically been designed to read and interpret years in a two-digit format, a computer program or system that is not redesigned or otherwise updated may be incapable of distinguishing between the year 2000 and the year 1900, which may result in systems failure or the generation of inaccurate data. The risks associated with Year 2000 issues are significant due to the reliance of most companies on, and interaction with, automated information or services provided by third parties that may be subject to Year 2000 issues. Moreover, it is frequently difficult to assess a third party's ability, diligence, and success in addressing Year 2000 issues. In many cases, reliance must be placed on representations received from third parties regarding the existence of Year 2000 issues that may affect the continuity or quality of critical services they provide.


         The Company's business primarily involves the automated processing of financial services transactions through both internally developed and externally purchased computer software and hardware systems. Additionally, the Company is dependent on third parties to deliver certain automated services essential to support the Company's internal operations and its ability to process financial services transactions for its customers. The computer systems used by the Company to process financial services transactions are generally interfaced with its customers' systems and, accordingly, the Company's ability to deliver uninterrupted service may be adversely affected if its customers have not adequately addressed Year 2000 issues.


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

         ALM Systems. ALMs are freestanding kiosks that consist of hardware, software and communications systems. The Company's customers have deployed ALMs to serve as a point of entry for consumer information as well as a delivery vehicle to fulfill financial services transactions. ALM systems, including software applications, hardware and component devices and communications connection to the NOC, have been tested using certain date testing parameters as follows: December 31, 1999; January 3, 2000; February 28, 2000; February 29, 2000; and March 1, 2000. The Company has requested that third party providers of IT and Non-IT components and systems used in or in conjunction with the ALM systems provide evidence of their system's compliance with Year 2000 issues. To date, the Company has received no communication that any third party service providers are non-compliant with Year 2000 issues. Evidence supporting compliance has been received from most third parties that provide critical systems or service used in the ALM system. During the course of its evaluation of Year 2000 issues pertaining to the ALM system, the Company identified one operating software system that required an upgrade to remediate Year 2000 issues. This upgrade has been completed.

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


         Web Server-based Systems. The Company also provides services to its customers using web server-based systems. These systems provide access to the Company's services through customer maintained computer networks such as call centers and indirect lending operations systems. The web server-based systems access the Company's NOC through browser-based applications which are independent of the operating systems and hardware environments utilized by the Company's customers. As a result, customers must ensure that these operating systems and hardware environments are Year 2000 compliant. Testing of these systems is in process and is expected to be completed along with all necessary remediation by September 1, 1999. Completion of the Company's Year 2000
initiatives with respect to its web server-based systems is dependent upon completion of Year 2000 initiatives surrounding testing and implementation of certain third party systems and services. Additionally, web server-based systems are connected to the Company's NOC through dedicated third party communications systems, and the Company has received statements from the provider of these communications systems that such systems will operate in the Year 2000 and beyond.


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


         The Company is completing its remediation, testing and implementation activities with respect to its Operations Systems. During the course of its assessment, the Company identified one Operations System that was not year 2000 compliant. The Company anticipates that remediation will be completed by September 1, 1999.


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

         Ongoing Testing

         While the Company believes that modifications to its systems will be limited, the Company has established procedures for Year 2000 testing of any modifications after September 30, 1999. This testing includes both specific change testing and full regressed testing of all critical Year 2000 dates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments and the Company's mortgage brokerage business. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. At June 30, 1999, short term investments consist of approximately $3,600,000 in U.S. Government securities with maturities greater than three months when purchased, which are currently held as available for sale. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan. The Company does not believe that its mortgage brokerage business exposes it to significant market risk for changes in interest rates.

Part II. Other Information

Items 1, 3 and 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $0.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of June 30, 1999, the Company has used net proceeds of $60,088,000 from the offering as follows:



                                                         Direct   or    indirect
                                                         payments to  directors,
                                                         officers,       general
                                                         partners  of the issuer
                                                         or their associates; to
                                                         persons    owning   ten
                                                         percent  or more of any
                                                         class     of     equity
                                                         securities    of    the
                                                         issuer;    Direct    or
                                                         indirect     and     to
                                                         affiliates    of    the
                                                         issuer    payments   to
                                                         others
                                                         -------------------------------------    --------------------------

Construction of plant, building and facilities                                                          $            -
Purchase and installation of machinery and equipment                                                             5,600,000
Purchase of real estate                                                                                              -
Acquisition of other business(es)                                                                              300,000
Repayment of indebtedness                                                 $   771,000 1                      1,000,000
Working capital                                                                                             29,955,000

Temporary investments:
     US Treasury obligations                                                                                 5,113,000
     Commercial paper                                                                                                -
     Money market / cash                                                                                     1,070,000
Other purposes
     Marketing                                                                                               4,648,000
     Research & development                                                                                  9,394,000
     Purchase of software                                                                                    2,237,000

1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders


         The Annual Meeting of Stockholders of Affinity Technology Group, Inc. was held on May 28, 1999 (the "Annual Meeting"). At the Annual Meeting, Alan H. Fishman, Robert M. Price, Edward J. Sebastian, R. Murray Smith and Peter R. Wilson were duly elected to the Board of Directors of the Company. Prior to the Annual Meeting, Jeff A. Norris, who was nominated for re-election to the Board of Directors at the Annual Meeting, resigned from the Board of Directors and requested the Company withdraw his nomination for re-election. In addition, the proposal to amend the 1996 Stock Option Plan of Affinity Technology Group, Inc. (the "1996 Option Plan") to increase the number of shares issuable thereunder from 1,900,000 shares to 2,900,000 and the proposal to amend the 1996 Option Plan to permit participation by non-employee directors in the 1996 Option Plan were approved and the selection of Ernst & Young, LLP as independent auditors for the year ending December 31, 1999 was ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:

---------------------------------------- -------------------------- ------------------------- ------------------------
Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
Alan H. Fishman                                 18,937,705                10,279,729                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------
Robert M. Price                                 18,939,755                10,277,679                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------
Edward J. Sebastian                             18,937,280                10,280,154                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------
R. Murray Smith                                 18,942,435                10,274,999                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------
Peter R. Wilson                                 18,939,955                10,277,479                         -
---------------------------------------- -------------------------- ------------------------- ------------------------

Proposal to amend the 1996 Option Plan to increase the number of shares issuable thereunder from 1,900,000 shares to 2,900,000.

Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------
       15,894,074                               3,140,001                 10,183,359                         -
---------------------------------------- -------------------------- ------------------------- ------------------------

Proposal to amend the 1996 Option Plan to permit participation by non-employee directors.

Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------
        15,094,888                               3,924,272                10,198,274                         -
---------------------------------------- -------------------------- ------------------------- ------------------------

Ratification of the selection of Ernst & Young, LLP.

Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes

        18,971,676                                  63,300                10,182,458                         -
---------------------------------------- -------------------------- ------------------------- ------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer and Treasurer


Date:  August 12, 1999

Exhibit 27 - Financial Data Schedule

This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements for the three and six months ended June 30, 1999 and is qualified in its entirety by reference to such statements.