Form 10-Q
period 1999-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 1999-11-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended September 30, 1999 Commission file number: 0-28152


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


29,772,960 shares of Common Stock, $0.0001 par value, as of November 1, 1999.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998............................................        3
     Condensed Consolidated Statements of Operations for the three and nine
         months ended September 30, 1999 and 1998.....................        4
     Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998............................        5
     Notes to Condensed Consolidated Financial Statements.............        6

   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................        8
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..      16
PART II. OTHER INFORMATION

   ITEM 2. Changes in Securities and Use of Proceeds...................      17
   ITEM 6. Exhibits and Reports on Form 8-K............................      18
Signature..............................................................      18

Part I. Financial Information

Item 1.  Financial Statements


                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                    September 30,

                                                                         1999                  December 31,
                                                                     (Unaudited)                   1998
                                                               ------------------------- --------------------------
Assets
Current assets:

  Cash and cash equivalents                                      $      3,052,001                    $ 2,026,932
  Investments                                                           1,474,949                      8,068,310
  Accounts receivable, less allowance for doubtful accounts
    of $89,884 and $45,513 at September 30, 1999 and
    December 31, 1998, respectively                                     1,124,248                        727,999
  Net investment in sales-type leases - current                           387,554                        534,302
  Inventories                                                           1,280,893                      2,054,542
  Other current assets                                                    619,986                      1,349,995

                                                               ------------------------- --------------------------

Total current assets                                                    7,939,631                     14,762,080

Net investment in sales-type leases - non-current                         325,512                        574,437
Property and equipment, net                                             3,294,552                      4,511,924
Software  development  costs,  less  accumulated
    amortization  of $278,275  and $111,211 at
    September 30, 1999 and December 31, 1998, respectively              1,743,934                      1,773,057
Other assets                                                            2,353,015                      2,575,377

                                                               ========================= ==========================

Total assets                                                     $     15,656,644                    $24,196,875

                                                               ========================= ==========================

Liabilities and stockholders' equity Current liabilities:

  Accounts payable                                               $        125,083                    $   184,619
  Accrued expenses                                                        724,258                        748,136
  Notes payable                                                                 -                        141,480
  Current portion of deferred revenue                                      92,841                        144,063

                                                               ------------------------- --------------------------

Total current liabilities                                                 942,182                      1,218,298

Deferred revenue                                                          274,800                        422,376
Commitments and contingent liabilities

Stockholders' equity:

  Common stock, par value $0.0001; authorized 60,000,000
    shares, issued 31,936,516 and 31,572,880 shares at
    September 30, 1999 and December 31, 1998, respectively                  3,193                          3,157
  Additional paid-in capital                                           69,553,539                     69,392,545
  Deferred compensation                                                  (375,862)                      (489,656)

  Treasury stock, at cost (2,163,556 and 2,073,207 shares at
    September 30, 1999 and December 31, 1998, respectively)            (3,490,820)                    (3,371,297)
  Accumulated deficit                                                 (51,250,388)                   (42,978,548)

                                                               ------------------------- --------------------------

Total stockholders' equity                                             14,439,662                     22,556,201

                                                               ========================= ==========================

Total liabilities and stockholders' equity                       $     15,656,644                     $24,196,875

                                                               ========================= ==========================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                Three months ended                         Nine months ended
                                                   September 30,                             September 30,
                                             1999                1998                   1999              1998

                                       ------------------ -------------------     ----------------- ------------------
Revenues:

   Transactions                         $       128,587    $       212,433         $       346,522    $      577,316
   Mortgage processing services                  71,128            104,326                 338,378           260,183
   Sales and rental                               5,500              4,050                  44,463            59,319
   Professional services                         59,445              1,536                 849,897           798,597
   Patent license fees                          500,000                  -                 500,000                 -
   Other income                                 114,921            119,992                 294,632           486,145

                                       ------------------ -------------------     ----------------- ------------------
       Total revenue                            879,581            442,337               2,373,892         2,181,560
Costs and expenses:
   Cost of revenues                             332,421            227,293               1,274,071           878,784
   Research and development                     482,439            460,886               1,300,917         2,263,209
   Selling, general and                       3,434,963          3,528,221               8,369,807        10,989,327
    administrative expenses
                                       ------------------ -------------------     ----------------- ------------------

       Total costs and expenses               4,249,823          4,216,400              10,944,795        14,131,320

                                       ------------------ -------------------     ----------------- ------------------

Operating loss                               (3,370,242)        (3,774,063)             (8,570,903)      (11,949,760)
Interest income, net                             64,245            209,111                 299,063           856,257

                                       ------------------ -------------------     ----------------- ------------------

Net loss                                $    (3,305,997)   $    (3,564,952)        $    (8,271,840)   $  (11,093,503)

                                       ================== ===================     ================= ==================

Net loss per share - basic and          $        (0.11)    $        (0.12)         $        (0.28)    $       (0.37)
diluted
                                       ================== ===================     ================= ==================

Shares used in computing net loss            29,772,018         29,499,673              29,722,919        29,841,090
per share

                                       ================== ===================     ================= ==================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                         Nine months ended
                                                                           September 30,

                                                                      1999               1998
                                                               ------------------- ------------------
Operating activities

Net loss                                                       $      (8,271,840)   $   (11,093,503)
Adjustments to reconcile net loss to net cash used in

  Operating activities:

    Depreciation and amortization                                     1,780,031           1,754,432
    Amortization of deferred compensation                               113,594             508,417
    Provision for doubtful accounts                                      45,000             140,465
    Inventory valuation allowance                                       664,940             720,000
    Deferred revenue                                                   (198,799)           (688,935)
    Other                                                                17,957             121,449

    Changes in current assets and liabilities:

       Accounts receivable                                             (441,249)          1,242,900
       Net investment in sales-type leases                              395,673           1,155,950
       Inventories                                                       44,689             389,900
       Other current assets                                             727,239            (554,432)
       Accounts payable and accrued expenses                            (83,413)           (427,613)

                                                               ------------------- ------------------

Net cash used in operating activities                                (5,206,178)         (6,730,970)


Investing activities

Purchases of property and equipment, net                               (124,399)           (661,631)
Software development costs                                             (137,941)           (571,442)
Proceeds from sale of short term investments                          6,593,360          10,706,659

                                                               ------------------- ------------------

Net cash provided by investing activities                             6,331,020           9,473,586


Financing activities

Payments on notes payable and capital leases                           (141,480)            (47,258)
Exercise of options                                                      41,707               4,029
Purchases of treasury stock                                                   -          (2,404,263)

                                                               ------------------- ------------------

Net cash used in financing activities                                   (99,773)         (2,447,492)

                                                               ------------------- ------------------

Net increase in cash                                                  1,025,069             295,124


Cash and cash equivalents at beginning of period                      2,026,932           4,470,185
                                                               =================== ==================

Cash and cash equivalents at end of period                     $       3,052,001    $     4,765,309

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


         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring, and accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998.

         The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during the three and nine months ended September 30, 1999 and 1998 associated with contracts subject to SOP 97-2 guidance.

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


         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per share of Common Stock amounts presented on the face of the condensed consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS 128. Stock warrants and stock options were not included in the calculation of diluted loss per common share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be antidilutive.


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

2.       Inventories

         Inventories consist of the following:


                                                                       September 30,              December 31,
                                                                            1999                      1998

                                                                  ------------------------- -------------------------

Electronic parts and other components                                 $     1,000,527           $     1,062,180
Work in process                                                             1,174,600                 1,207,915
Finished goods                                                                782,622                   880,145

                                                                  ------------------------- -------------------------

                                                                            2,957,749                 3,150,240
Reserve for obsolescence                                                   (1,676,856)               (1,095,698)

                                                                  ========================= =========================

                                                                      $     1,280,893           $     2,054,542

                                                                  ========================= =========================

3.       Loan Warehousing Agreement


         Surety Mortgage, Inc., a wholly-owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. There were no outstanding borrowings under the credit facility as of September 30, 1999.


4.       Stockholders' Equity


         During 1997 and 1998, the Company had in place a share repurchase plan under which the Company was authorized to use up to $4 million of general corporate funds to acquire from time to time in the open market shares of the outstanding Common Stock of the Company. As of December 31, 1998, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. No shares were repurchased during the nine months ended September 30, 1999.

5.       Commitments and Contingencies

         The Company is subject to legal actions, which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages or interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 in favor of the plaintiff and the plaintiff subsequently requested, and was granted, a new trial. The Company is appealing the grant of a new trial. Additionally, a former employee has filed suit against the Company alleging breach of contract and non-payment of wages. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

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


         Prior to 1998, the Company's primary products and services consisted of the Affinity Automated Loan Machine ("ALM") and e-xpertLender. The ALM captures origination information for loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision. e-xpertLender connects the Company's automated decisioning system with a financial institution's delivery channels and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998 and continuing into 1999, the Company has been developing a system to process and automate decisioning of automobile loans pursuant to a development contract with the indirect automobile finance unit of The Dime Savings Bank of New York (formerly the Citibank Indirect Auto
Unit). The Company is currently continuing the development of a generic version of this automobile loan processing and decisioning system to be sold, under the brand name of iDEAL, to other financial institutions. Also, during 1998 and continuing into 1999, the Company has been developing and testing a version of its ALM to capture and begin the processing of mortgage loan applications. To date, such ALMs have been primarily deployed and operated by Surety Mortgage, Inc., a subsidiary of the Company. In addition, in 1999, the Company began development of its Internet product to be marketed under the name rtDS ("real time Decision Service"), which is an outsourced service enabling lenders to deliver decisions to web loan applicants.

         To date, the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products. Average consumer use of ALMs and average rates of loan approvals have been lower than customer expectations. The Company believes that the economic viability of the ALM as an alternative to traditional and new lending methods has not yet been established, and several of the Company's ALM customers have terminated their relationship with the Company. Although the Company has developed and is developing other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations for the remainder of 1999, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2000 and beyond. To remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that allows it to continue operations in 2000 and beyond.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of September 30, 1999 of $51,250,388. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the mortgage ALM, DeciSys/RT and rtDS, and to develop any new products and services. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.


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

Results of Operations

Revenues


         The Company's revenues for the three and nine months ended September 30, 1999 were $879,581 and $2,373,892, respectively, compared to $442,337 and
$2,181,560 for the corresponding periods of 1998.

         Transaction fees. Revenues from transaction fees were $128,587 and $346,522 for the three and nine months ended September 30, 1999, respectively, compared to $212,433 and $577,316 for the corresponding periods in 1998. The decrease in transaction fees during the three and nine months ended September 30, 1999, as compared to the same periods in 1998 is attributable to a decrease in the number of financial service applications processed. Moreover, transaction fees for the three and nine months ended September 30, 1998 includes fees associated with the processing of credit and debit card transactions by the Company's Transaction Processing Division ("TPS"). In December 1998, the Company sold TPS to a third party.

         Mortgage Processing Services. Revenues from mortgage processing services earned by Surety were $71,128 and $338,378 for the three and nine months ended September 30, 1999, respectively, compared to $104,326 and $260,183 for the corresponding periods in 1998. The decrease in mortgage processing services for the three month period ended September 30, 1999, compared to the corresponding period in 1998, is attributable to the origination and processing of fewer loans. The increase in mortgage processing services revenue during the nine months ended September 30, 1999, compared to the corresponding period in 1998, is attributable to the origination and processing of more loans in 1999 compared to the previous year. Surety commenced operations in February 1998, and during the first several months of operation was primarily involved in developing an infrastructure to support its operations. During the first nine months of 1999, Surety devoted additional resources to marketing its products, which has resulted in increased loan production for the year.

         Sales and Rental. Sales and rental fees were $5,500 and $44,463 for the three and nine months ended September 30, 1999, respectively, compared to $4,050 and $59,319 for the corresponding periods in 1998. The increase in sales and rental for the three months ended September 30, 1999, compared to the corresponding period in 1998, is attributable to the recognition of rental fees associated with a pilot deployment of the Company's insurance kiosk product with an insurance agency. The pilot deployment was discontinued during the quarter. The decrease in sales and rental revenue during the first nine months of 1999 is attributable to a decrease in the number of ALMs deployed and in service during the nine months ended September 30, 1999 as compared to the same period in 1998. In 1998 and 1999 the Company's relationship with several ALM customers was terminated, which resulted in a reduction of ALMs in service.

         Professional Services. Professional services revenue for the three and nine months ended September 30, 1999 were $59,445 and $849,897, as compared to $1,536 and $798,597 for the corresponding periods of 1998. The Company performs professional services pursuant to specific contracts with certain of its customers. Such services usually involve developing or enhancing systems for the Company's customers. The Company recognizes professional services revenues when it has completed its obligations under the specific terms of the contract.
Professional services performed by the Company are performed as needed or requested by the Company's customers and are not usually recurring in nature. For the nine month period ended September 30, 1999, the Company recognized revenues associated with two contracts. During the first quarter of 1998, the Company recognized revenue of $780,994 associated with a contract with a single customer.

         Patent License Fees. During the third quarter of 1999, the Company granted a non-exclusive license under a patent which the Company owns. Under the patent licensing agreement the Company was paid and recognized a patent license fee of $500,000. The Company was granted its patent and initiated its patent licensing program in 1999.

         Other Income. Other income for the three and nine months ended September 30, 1999 was $114,921 and $294,632, respectively, compared to $119,992 and $486,145 for the corresponding periods in 1998. Other income for the three and nine months ended September 30, 1999, compared to corresponding periods in 1998, decreased primarily due to a decrease in the number of ALMs deployed and in service and a decrease in the number of employees employed by the Company thereby reducing the amount received under a revitalization program with the State of South Carolina.


Costs and Expenses


         Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 1999 were $332,421 and $1,274,071, respectively, compared to $227,293 and $878,784 for the corresponding periods in 1998.

         Cost of revenues consist primarily of the costs to process transactions, the costs incurred by Surety to process mortgage loans, depreciation and other costs associated with ALMs deployed under operating leases, amortization of capitalized software development costs and the direct and indirect costs associated with performing professional services. The increase in the cost of revenues for the three month period ended September 30, 1999, compared to the corresponding period in 1998, is attributable to the recognition of the direct and indirect costs associated with certain professional services contracts, higher levels of amortization associated with capitalized software development costs and the recognition of certain costs associated with patent license fee revenue. This increase is partially offset by a decrease in the quantity, and therefore the costs, of transactions processed by the Company, including the elimination of costs associated with processing certain other transactions through the Company's TPS division, which was sold in December 1998, and a slight decrease in the costs associated with the processing of mortgage loans by Surety due to lower loan production levels.

         The increase in the cost of revenues for the nine month period ended September 30, 1999, compared to the corresponding period in 1998 is attributable to a higher level of direct and indirect costs in relation to revenue recognized in accordance with the performance of professional services in 1999 compared to the cost associated with the delivery of professional services in 1998, higher levels of amortization associated with capitalized software development costs and the recognition of certain costs associated with patent license fee revenue. The overall increase in the cost of revenues in the nine month period ended September 30, 1999, compared to the corresponding period in 1998 is also attributable to the increased costs associated with the higher quantity of mortgage loans processed by Surety and is offset by the decrease in costs associated with processing fewer transactions by the Company, including the elimination of costs associated with processing certain transactions through TPS.

         Research and Development. Costs incurred for research and development totaled $482,439 and $1,300,917 for the three and nine months ended September 30, 1999, respectively, compared to $460,886 and $2,263,209 for the corresponding periods in 1998. The slight increase in research and development costs for the three months ended September 30, 1999, compared to the corresponding period in 1998, is attributable to an increase in the commitment of certain resources to initiatives associated with the technological enhancement of certain deliverable products. The decrease in research and development costs for the nine months ended September 30, 1999, primarily reflects a decrease in the number of employees involved in development activities and the classification of certain costs associated with the delivery of professional services as cost of revenues. Costs associated with the performance of professional services are deferred until the professional services are completed by the Company and accepted by the customer. Upon acceptance by the customer, the corresponding revenue and deferred costs are recognized by the Company. The Company continues to commit resources to initiatives associated with the technological enhancement of the Company's DeciSys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. For the three and nine months ended September 30, 1999, selling, general and administrative expenses totaled $3,434,963 and $8,369,807, respectively, as compared to $3,528,221 and $10,989,327 for the corresponding periods in 1998. The decrease for the three and nine months ended September 30, 1999, as compared to the corresponding periods of 1998, is primarily attributable to a decrease in employment costs associated with an overall reduction in the number of employees and a decrease in deferred compensation expense due to significant forfeitures of common stock options granted under the Company's 1995 Stock Option Plan. The overall decrease in selling, general and administrative expenses for the three months ended September 30, 1999 compared to the corresponding period in 1998 was offset by an increase in the provision for obsolete inventory. During the third quarter of 1999 the Company recognized a provision for obsolete inventory of $554,940 compared to $390,000 in the corresponding period in 1998.

         Interest Income/Expense. Interest income for the three and nine months ended September 30, 1999, totaled $65,142 and $302,827, respectively, compared to $210,156 and $866,963 for the corresponding periods in 1998. The decrease in interest income for the three and nine months ended September 30, 1999, is due to a decrease in cash and cash equivalents and investments as compared to the same periods of 1998, coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three and nine months ended September 30, 1999, was $897 and $3,764, respectively, as compared to $1,045 and $10,706 for the corresponding periods in 1998.


Liquidity and Capital Resources


         The Company has generated operating losses of $51,250,388 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash resources at the rate used in the first three quarters of 1999, the Company would deplete its existing cash resources in the second quarter of 2000. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements for the remainder of 1999. However, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations for 2000 and thereafter. Accordingly, to remain viable after 1999, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2000 and beyond. In order to fund operations, the Company or one or more of its subsidiaries may need to raise additional funds through the issuance of equity securities, in which case the direct and indirect percentage ownership of the stockholders in the Company and it businesses may be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

         Net cash used during the nine months ended September 30, 1999, to fund operations was $5,206,178 compared to $6,730,970 for the same period in 1998. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of $1,300,917, capital expenditures of $124,399, and software development of $137,941. During the nine months ended September 30, 1998, net proceeds from the offering and other sources of cash were used to fund operations, research and development of $2,263,209, capital expenditures of $661,631, software development of $571,442 and the repurchase of outstanding shares of the Company's common stock of $2,404,263. At September 30, 1999, cash and liquid investments were $4,526,950 and working capital was $6,997,449. At December 31, 1998, cash and liquid investments were $10,095,242 and working capital was $13,543,782.

         Surety has established a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. As of September 30, 1999, there were no outstanding borrowings under the credit facility.

         During 1997, in connection with its acquisition of Buy American, Inc. and Project Freedom, Inc., the Company issued restricted common stock subject to a put option by the sellers and a call option by the Company. Under the acquisition agreement, the sellers had an option to sell any or all of the shares of restricted common stock held by them to the Company at a price of $3.47 per share and the Company had a single option to repurchase any or all of the shares of restricted common stock at a price of $5.78 per share. These options were exercisable for a 30 day period ending May 31, 1999. During April 1999, the Company and the former owners of Buy American, Inc. and Project Freedom, Inc. entered into an agreement whereby the Company and the former owners of Buy American, Inc. and Project Freedom, Inc. terminated their respective rights under these options.

Possible Delisting of Securities from the Nasdaq Stock Market

         The Company has been notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not in compliance with Nasdaq listing standards that require the Company's stock to maintain a minimum bid price of $1.00 or more. As a result, the Company has been provided a period which expires January 18, 2000, to regain compliance with such standards. If the Company's common stock does not regain compliance within the specified period (which would require the common stock to have a closing bid price of $1.00 or more for at least ten consecutive business days), the Company's stock would be delisted at the opening of business on January 20, 2000. The Company may request a review prior to January 18, 2000, which will generally stay delisting for an indeterminable period of time after January 20, 2000. In the event of delisting by Nasdaq, trading in the Company's common stock would thereafter be conducted, if at all, in the over-the-counter markets. Consequently, the liquidity of the Company's common stock would be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions and lower or higher prices for the Company's common stock than might otherwise be attained. Further, the delisting of the Company's common stock would have a material adverse effect on the ability of the Company to raise capital through the sale of equity securities.


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

         The Company has undertaken various initiatives to date to address Year 2000 issues. Such initiatives have included an evaluation of its information technology ("IT"), which consists of computer hardware and software, and non-information technology ("Non-IT"), which generally includes systems that rely on imbedded chip technology. The Company completed its Year 2000 assessment, remediation, testing and implementation efforts for current production systems on November 10, 1999. The Company was not required to make material modification or refinement to its IT or Non-IT systems to adequately address and resolve Year 2000 issues; however, failure to identify, assess, remediate, test and implement solutions to Year 2000 issues could result in a system failure or the use of inaccurate data, which could disrupt the Company's operations and adversely affect its ability to provide uninterrupted services to its customers.

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

         Web Server-based Systems. The Company also provides services to its customers using web server-based systems. These systems provide access to the Company's services through customer maintained computer networks such as call centers and indirect lending operations systems. The web server-based systems access the Company's NOC through browser-based applications which are independent of the operating systems and hardware environments utilized by the Company's customers. As a result, customers must ensure that these operating systems and hardware environments are Year 2000 compliant. Testing of the Company's web server-based systems was completed on November 10, 1999. Additionally, web server-based systems are connected to the Company's NOC through dedicated third party communications systems, and the Company has received statements from the provider of these communications systems that such systems will operate in the Year 2000 and beyond.

         NOC Systems. The Company's NOC uses multiple servers to enable services provided by its ALM and web server-based systems. These servers are interconnected using standard Ethernet network facilities using TCP/IP protocols. The Company has conducted tests on these servers and their operating systems. All testing was completed on November 10, 1999.

         The Company is dependent on services and systems provided by third parties to maintain continuous and uninterrupted service to its customers. Moreover, the Company's ability to fully certify its systems is dependent upon successful implementation of Year 2000 compliant systems by third party service providers. The Company completed its assessment of Year 2000 issues related to third parties on November 10, 1999. The Company believes that if certain third parties that provide essential services to the Company are ultimately unable to fully comply with Year 2000 issues, the Company can switch to alternative third party service providers and obtain substantially comparable services at substantially the same cost.


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

         The Company is completing its remediation, testing and implementation activities with respect to its Operations Systems. During the course of its assessment, the Company identified one Operations System that was not Year 2000 compliant. The Company anticipates that remediation will be completed by December 1999.

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

         The Company is completing its assessment regarding certain non-critical Operations Systems and services provided by third parties. The assessment of critical Operations Systems and services provided by third parties has been completed which generally included obtaining representations that such systems were Year 2000 compliant. The Company is in the process of soliciting and obtaining representations regarding all other systems and services provided by third parties with respect to Year 2000 issues. The Company continues to assess information provided by third parties to ascertain whether all third party system and service providers will be Year 2000 compliant.


         Costs of Addressing Year 2000 Issues

         The automated systems developed by the Company and upon which it is primarily dependent to deliver services to its customers were designed and developed in consideration of Year 2000 issues. Accordingly, the incremental cost associated with addressing Year 2000 issues in the initial design and development of the Company's systems has been insignificant. Similarly, the Company's internally developed systems have been developed since 1994, and the incremental costs associated with Year 2000 issues have been insignificant. The costs associated with Year 2000 issue assessment, identification, remediation and testing have not been significant, and the Company does not believe that significant future costs will be incurred to complete its assessment and remediation of Year 2000 issues.

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

         Ongoing Testing

         While the Company believes that modifications to its systems will be limited, the Company has established procedures for Year 2000 testing of any modifications after November 10, 1999. This testing includes both specific change testing and full regressed testing of all critical Year 2000 dates.

         To address the uncertainty and risks associated with Year 2000 issues, the Company has developed contingency and recovery plans. Such plans were developed based on an assessment of possible scenarios that may result from Year 2000 issues and include the possible failure of the Company's systems and third party systems and services. The Company completed its planning efforts and development of contingency plans on November 10, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments and the Company's mortgage brokerage business. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. At September 30, 1999, short-term investments consist of approximately $1,475,000 in U.S. Government securities with maturities greater than three months when purchased, which are currently held as available for sale. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan. The Company does not believe that its mortgage brokerage business exposes it to significant market risk for changes in interest rates.

Part II. Other Information


Items 1, 3, 4 and 5 are not applicable.


Item 2.  Changes in Securities and Use of Proceeds.

         (a)   Not applicable.

         (b)   Not applicable.

         (c)   Not applicable.

         (d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $0.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of September 30, 1999, the Company has used net proceeds of $60,089,000 from the offering as follows:


                                                         Direct   or    indirect
                                                         payments to  directors,
                                                         officers,       general
                                                         partners  of the issuer
                                                         or their associates; to
                                                         persons    owning   ten
                                                         percent  or more of any
                                                         class     of     equity
                                                         securities    of    the
                                                         issuer;    Direct    or
                                                         indirect     and     to
                                                         affiliates    of    the
                                                         issuer    payments   to
                                                         others
                                                         -------------------------------------    --------------------------

Construction of plant, building and facilities                                                          $            -
Purchase and installation of machinery and equipment                                                         5,654,000
Purchase of real estate                                                                                              -
Acquisition of other business(es)                                                                              300,000
Repayment of indebtedness                                                 $   771,000 1                      1,000,000
Working capital                                                                                             30,834,000

Temporary investments:

     US Treasury obligations                                                                                 2,961,000
     Commercial paper                                                                                                -
     Money market / cash                                                                                     1,566,000

Other purposes

     Marketing                                                                                               4,888,000
     Research & development                                                                                  9,876,000
     Purchase of software                                                                                    2,239,000


1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.

Item 6.  Exhibits and Reports on Form
8-K.


(a) Exhibits


    Exhibit 10 - 1996 Stock Option Plan of Affinity Technology Group, Inc. (as amended and restated effective May 28, 1999)


    Exhibit 27 - Financial Data Schedule. This schedule contains summary financial information extracted from Affinity Technology Group, Inc. condensed consolidated financial statements for the three and nine months ended September 30, 1999 and is qualified in its entirety by reference to such financial statements.


(b) Reports on Form 8-K


    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     Joseph A. Boyle
     Senior Vice President, Chief Financial Officer and Treasurer


Date:  November 15, 1999