Form 10-K
period 1999-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2000-03-30
CIK 1007508

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $62,924,299 as of March 16, 2000. For purposes of such calculation, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and certain of their immediate family members have been included because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         There  were  31,870,311   shares  of  the  Registrant's   Common  Stock
outstanding as of March 16, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's proxy statement with respect to the 2000 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

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

Part I
Item 1  Business

General

         Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. From the period of inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its DeciSys/RT technology (formerly known as the "DSS System") and the Affinity Automated Loan Machine ("ALM"), raising capital and recruiting personnel.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash at the rate used during 1999, the Company would deplete its existing cash reserves in the second quarter of 2000. Although the Company has taken steps to reduce its operating expenses and believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations during 2000, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2001 and beyond.

         During 1995, 1996 and early 1997, the Company's primary products and services consisted of the ALM, which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision, and a call center decisioning system that provided financial institutions with the ability to originate unsecured consumer loans with reduced or no human intervention. During this period, the Company's primary product offering to its customers was the ALM. Also during this period the Company developed additional financial products which could be originated at an ALM and processed through DeciSys/RT. These products included loans secured by cash collateral and the ability to open checking accounts, renew existing loans, cross sell other products and make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested.

         During 1997, the Company developed e-xpertLender, which establishes connectivity among a financial institution's delivery channels, Affinity's automated decisioning system, and its risk management group. e-xpertLender also, upon approval, gives the consumer the choice of closing or fulfillment methods that include branches, ALMs, mail, and third party closing agents. The system enables call center agents and branch personnel to inquire as to the status of applications at any time and electronically notifies loan officers with respect to exceptions and the reason for referral. e-xpertLender replaced the Company's previously developed call center decisioning system.

         During 1998, the Company's principal activities were directed toward enhancing its e-xpertLender product delivery capabilities and designing and developing a system to process automobile loans pursuant to a development contract with Citibank. In 1999 Citibank sold its indirect automobile loan business to Dime Savings Bank. To date, Dime has not deployed the Company's indirect automobile loan processing system. Moreover, the Company is unsure as to Dime's ultimate intention of deploying the Company's indirect automobile loan processing system due to Dime's proposed merger with Hudson United Bancorp. The Company believes that it is due significant amounts related to its development contract and certain other amounts related to the Dime Citibank transaction and the proposed Dime/Hudson United transaction. In the event the Company is unable to deploy its indirect automobile loan processing system with Dime and is unable to collect amounts it is due for its development activities, the Company's future results of operations and financial position may be adversely affected. During 1999, the Company completed the development of a general release version of an automobile loan processing system, which is being offered under the brand name of iDEAL.

         In the latter part of 1998 and continuing throughout 1999, the Company renewed its efforts to design additional products available through point-of-sale devices similar to the ALM. The primary product developed during this period was software to capture consumer application information to originate a mortgage loan ("Mortgage ALM"). The Company believes that continued development efforts will be necessary during 2000 to refine the Mortgage ALM for sale to potential customers. The Company formed a wholly owned subsidiary, Surety Mortgage, Inc. ("Surety"), to deploy Mortgage ALMs for the purpose of originating mortgage loans and to gain an understanding of the market and consumer response to the Mortgage ALM prior to marketing Mortgage ALMs to the financial services industry. The Company does not anticipate that any significant sales of Mortgage ALMs to third parties will occur before the latter part of 2000.

         In 1999, the U.S. Patent and Trademark Office (the "PTO") issued to the Company two patents covering certain fully automated lending processes and methods and the Company is currently in a reexamination proceeding on one of the patents and has received a preliminary rejection of the previously issued claims. In February 2000, the Company received a notice of allowance from the PTO pertaining to a system for real-time establishment of a financial account, including credit accounts, over a computer network without any human intervention other than by the applicant. The Company believes its patents provide it with proprietary rights covering fully automated loan processing which is initiated by a consumer through a remote computer interface, which the Company believes includes the Internet, wide area networks, local area networks, and any other communications network. Kiosk lending systems, including ALMs, are also included within the scope of the patent. During 1999, the Company entered into one significant patent license agreement and other less significant patent license agreements.

         During February 1999, the Company formed a wholly owned subsidiary, decisioning.com, Inc., which holds certain rights to the Company's patents and is developing strategies to commercialize and license the Company's rights under the patents. rtDS, which is based on the Company's previously developed e-xpertLender technology, will deliver credit decisions to loan applicants using the Internet. rtDS has been completed for a single lender, single product implementation and is in the early stage of development for a multi lender, multi product capability.

Products and Services

         The  Company's   DeciSys/RT   System   automates  the   processing  and
consummation  of  financial  products  and  services.  Based  on  the  Company's proprietary object-oriented software, DeciSys/RT uses a multi-tiered client/server architecture to provide a stable, scalable platform capable of processing large numbers of transactions in a reliable, efficient and timely fashion. DeciSys/RT can simultaneously accept and capture consumer personal information through remote input devices (such as through touch-screen terminals or through desktop browsers) and through automated interaction with third parties (such as credit bureaus) that supply additional information necessary to process the transaction efficiently. A central server located at the Company's Network Operations Center ("NOC") coordinates the flow and analysis of information and evaluates, based on each customer's underwriting model, whether and on what terms the transaction can be consummated.

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

         Design and Features. The ALM looks and interacts with consumers much like an ATM and can be operated as a free standing kiosk. The ALM System contains a magnetic strip card reader used to identify loan applicants by credit card, charge card, or debit card, a personal identification number ("PIN") pad which can be used in conjunction with the magnetic strip card reader to capture PIN codes used by debit and ATM cards as an alternative or additional method to identify loan applicants, a touch-screen monitor used to elicit information from applicants, a magnetic pen and signature capture unit used to electronically execute loan documents, a magnetic ink character reference ("MICR") reader used to verify savings and checking account information, a digital camera system used to photograph applicants as they sign loan documents, video cameras used to take pictures at intervals during all hours of ALM operations, a laser printer used to print loan documents and checks and a modem connecting the ALM to the Company's NOC. The software supporting each ALM System is modified by the Company to meet the marketing and underwriting requirements of each financial institution customer.

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

         Other ALM Products. The Company has also developed a Mortgage ALM. Similar to the ALM, the Mortgage ALM is a kiosk designed to allow consumers to pre-qualify for a mortgage loan, determine the payments for specified loan amounts and apply for a mortgage loan.

         The Company is also considering the further development of an insurance kiosk that will allow a consumer to consummate an insurance transaction without human intervention. The insurance kiosk would provide consumers with the ability to compare rates and coverages available from several insurance carriers and select the carrier and coverage appropriate for the consumer's situation. Once the consumer selects a carrier and the desired coverage, the kiosk would allow the consumer to bind the insurance coverage at the kiosk, in real-time and without human intervention. To date, the Company has not had sufficient resources to more fully develop the insurance kiosk system.

     The Company's developmental activities are subject to the risks inherent in the development of new products and applications, including the development of unforeseen design or engineering problems. See "Business Risks - Early Stage Products and Services."

         Fraud Detection. The ALM System employs a number of methods intended to detect and prevent fraudulent applications, some of which are standard for all ALMs and some of which are customized to fit each customer's underwriting model and specifications. Certain information, such as credit card data, is verified by contacting third party verification services. In addition, the DeciSys/RT system contains fraud analysis software that evaluates consumer-supplied data, such as social security numbers and addresses, against a number of format and consistency tests. Moreover, additional fraud analysis is performed through the use of on-line fraud detection service providers. As a further deterrent, each ALM has the ability to imprint a digital photograph of the loan applicant on all checks and other loan documents generated in a transaction. The Company periodically refines its fraud detection programs to include other forms of data verification to aid in the identification of fraud. Although the Company is unaware of any significant instances of fraud in connection with loans consummated through the use of ALMs, the rate of fraudulent activity could increase. See "Business Risks - Risk of Fraud in Electronic Commerce Transactions."

         Deployment. The Company currently is able to design, assemble and install an ALM or Mortgage ALM System for a new deployment in 45 to 90 days from the time an order is accepted.

         The Company has established relationships with vendors of the hardware components of the ALM and Mortgage ALM. The Company purchases ALM and Mortgage ALM components as needed to meet firm and expected orders. The Company believes that all ALM and Mortgage ALM components are available from a wide variety of sources.

         e-xpertLender

         During 1997, the Company developed its e-xpertLender System, which enables automated decisioning and processing of certain financial products by DeciSys/RT through ALMs and other non-ALM channels, including call centers, branches, and other locations. e-xpertLender establishes connectivity between the Company's automated decisioning system and all of a financial institution's delivery channels and its risk management group. The System enables call center agents and branch personnel to inquire as to the status of any transaction any time and for loan transactions electronically notifies loan officers with respect to any exceptions and the reason for referral. e-xpertLender supports the ability to open, process and track checking accounts, overdraft protection, applications for lines of credit and credit cards, unsecured personal loans and direct and indirect auto loans. Using the e-xpertLender inquiry capabilities, a lender can review online the status of a transaction and, when appropriate, make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. e-xpertLender also, upon approval, gives the consumer a choice of closing methods that includes branches, ALMs, mail and third party closing agents.

         The Company currently has only one customer utilizing the e-xpertLender System. Such System has been deployed in phases as the functionality of the System has been developed and completed. The Company believes an e-xpertLender System for a new customer can be installed in 60 to 90 days from the time an order is accepted. However, due to the single e-xpertLender installation and the nature of the initial installation process, no assurance can be given that the Company will be able to meet such installation estimates.

         iDEAL

         The Company has developed an Indirect Electronic Automobile Lending system ("iDEAL"), which enables automated decisioning and processing of automobile loan applications originating at an automobile dealer. iDEAL is an expansion of the core technology of e-xpertLender, enhanced specifically for supporting lending activities associated with obtaining automobile loan applications through an automobile dealer. Upon receipt of the loan application, loan processing personnel input the loan applicant's information into the iDEAL System through a standard set of input screens. The applicant's information is immediately transmitted to the Company's proprietary DeciSys/RT System and an automated lending decision is transmitted to the dealer. The iDEAL System enables financial institution personnel to inquire as to the status of any transaction anytime and notifies the financial institution with respect to exceptions. In situations where an exception exists or an automated decision cannot be rendered due to credit attributes of the loan applicant or collateral values, iDEAL enables the financial institution to electronically refer the loan application to a credit analyst so additional evaluations can be made. The iDEAL system allows the credit analyst to input additional information received from the loan applicant or the dealer and render a new decision and transmit that decision to the dealer. In addition, iDEAL provides support for auditing and dealer funding of approved loans when the loan package is completed.

         Mortgage Brokerage Business

         In January 1998, the Company formed Surety Mortgage, Inc. to engage in the mortgage brokerage business, including marketing, originating, closing and selling mortgage loans to permanent investors. The Company formed Surety for the primary purpose of directly deploying Mortgage ALMs in a manner in which the Company believes will facilitate future marketing and deployment of its mortgage loan processing products. Surety's mission is to locate viable deployment locations and develop deployment and business strategies which provide actual market data that can be used to market the Company's mortgage loan processing products to prospective customers. As of March 20, 2000, Surety has deployed 11 Mortgage ALMs in real estate agencies and community bank branches.

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

Sales and Marketing

         The Company currently does not maintain a dedicated sales force. The Company consults with existing and prospective customers to identify instances where the Company's technologies are a suitable solution to core business issues confronting such customers. Using market and process research, the Company also consults with existing and potential customers to identify suitable applications of the Company's technologies and refines underwriting models to achieve desired rates of return and risk tolerance. The Company can also provide after-sale support to its customers with respect to improving the performance of its products and services.

Competition

         The market for products and services that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the Company's products and services will be competitive technologically or otherwise. The ability of the Company to compete in the market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability to continually improve and expand such products and services to meet changing customer requirements.

         Electronic commerce technologies in general, including the ALM, the Mortgage ALM, e-xpertLender and iDEAL, compete with traditional consumer lending methods, including in-person applications at branch offices of financial institutions and cash advances on credit cards, home equity lines of credit and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the Company's products and services to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

         The  Company  also  faces  competition  from  companies  engaged in the business of producing automated lending and processing systems and other alternatives to conventional consumer transactions, including software and data processing companies and technology and service companies. In particular, several companies, including Dyad Corporation ("Dyad"), Alltell Corporation ("Alltell"), FiData, Inc. ("FiData") and AnyTime Access, Inc. ("Anytime Access"), have developed video and other kiosk technology for the delivery of financial services. In addition, certain companies have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services and Internet service providers to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services. Additionally, a number of companies have developed certain on-line processing systems to automate the mortgage application and underwriting processes. Further, the Company understands that ULTRADATA Corporation ("ULTRADATA"), Anytime Access, and FiData have developed certain on-line processing systems for the credit union market that may be in direct competition with the Company's products and services. The Company will also compete with Credit Management Solutions, Inc. ("CMSI"), Corporate Solutions International, Inc. ("CSI"), APPRO Systems, Inc. (APPRO) and American Management Systems ("AMS") in connection with the Company's automobile loan system. See "Business Risks - Competition; Future Price Erosion".

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

         The Company's NOC, located in Columbia, South Carolina, connects through a private network to the various ALMs and e-xpertLender workstations in service. The NOC is connected to the network via dedicated 56.6 Kbps lines (upgradable to T-1), while the ALMs use dial-up connections and the e-xpertLender System utilizes T-1 or dial-up connections. The Company also maintains leased line connections to TRW Inc., Trans Union Corporation, Equifax Inc., and other providers of information for validation of a consumer's identity and loan underwriting. The combination of data-encryption techniques and the closed loop nature of the system provide for a secure environment.

         The Company's operations are dependent on its ability to protect its NOC against damage from fire, earthquake, power loss, telecommunications failure or similar events. All of the Company's computer equipment constituting its central computer system, including its processing operations, is located at the Company's NOC in Columbia, South Carolina. The Company has adopted a formal disaster recovery plan and has contracted with a disaster recovery company for back-up and off-site processing systems capable of supporting its DeciSys/RT operations in the event of system and other failure.

Intellectual Property

         The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention. The Company is in a reexamination proceeding with the U.S. Patent and Trademark Office ("PTO") on one of the previously issued loan processing patents ("System and Method for real-time loan approval", U.S. Patent No. 5,870,721) due to a third party's request to invalidate or otherwise limit the patent. In addition, the Company has received a preliminary rejection of the previously issued claims. The reexamination is expected to conclude in 2000 and could result in a loss or limitation of some or all of the previously issued claims under the 5,870,721 patent.

         In addition, the Company also holds a patent covering the issuance of insurance products automatically through a kiosk ("Method and Apparatus for Issuing Insurance from a Kiosk", U.S. Patent No. 5,537,315). The Company has recently been notified by the PTO that its fourth patent covering an automated system for establishing a financial account, including credit accounts, over a computer network has been allowed. The Company has also applied with the PTO for additional patent protection for certain features of the Company's technology, including additional aspects of its closed loop lending system, its automated insurance product, and its Internet related products and services. Certain of such applications and amendments thereto have been rejected by the PTO and others are at a preliminary stage. There can be no assurance that any of the Company's patent applications or amendments thereto will be allowed by the PTO.

         "Affinity", "ALM" and "e-xpertLender" are registered trademarks of the corporation, and "Affinity Technologies", "Affinity enabled", and "Decisys/RT" are registered servicemarks of the Corporation.

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

Research and Development

         The Company's ability to attract and retain highly skilled research and development personnel is important to the Company's success. During 1999, 1998 and 1997, the Company spent approximately $1,871,000, $2,560,000 and $3,526,000, respectively, on research and development activities which represented approximately 65.1%, 96.4% and 85.0% of 1999, 1998 and 1997 revenues, respectively. During 1999, the Company capitalized approximately $138,000 of software development costs.

         In January 2000, the Company substantially reduced the number of employees on its research and development staff. While the Company believes that its current research and development staff is sufficient to support ongoing developmental projects, the Company does not currently have the capacity to initiate numerous new projects.

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

Employees

         At December 31, 1999, the Company employed approximately 77 full-time employees and 1 part-time employee, compared to 87 full-time and 1 part-time employee at December 31, 1998. Effective January 21, 2000, the Company reduced its work force significantly and the Company currently has 40 full-time employees and 1 part-time employee. The Company has no collective bargaining agreements.

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

Limited Capital Resources; Operating Losses

         The Company has generated net losses of $55,073,000 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. At December 31, 1999, cash and liquid investments were $3,591,000. Net cash used during the year ended December 31, 1999 to fund operations was approximately $6,101,000. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $1,871,000, software development of approximately $138,000, and capital expenditures of approximately $195,000.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in 1999, the Company would deplete its existing cash resources in the second quarter of 2000. The Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. Currently, the Company's employee base is approximately 49% less than it was at December 31, 1999 and 53% less than it was at December 31, 1998. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements during 2000. However, no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 2000. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations for 2001 and thereafter. Accordingly, to remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurance can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations after 2000. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         Significant Losses; Accumulated Deficit; Future Losses

         To date, the Company has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 1999 of $55,073,000 with net losses of $706,000 for the period from inception (January 12, 1994) through December 31, 1994, and $2,308,000, $9,692,000, $15,399,000, $14,873,000 and $12,095,000 for
the years ended December 31, 1995, 1996, 1997, 1998, and 1999, respectively. The Company expects to incur substantial additional costs to finance its operations. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

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

         Potential for Fluctuation in Quarterly Results

         The Company's revenues are affected by many factors, including demand for the Company's technology and demand for any additional products or services developed by the Company, introduction and enhancement of products and services by the Company and its competitors, market acceptance of such technology in existence or developed in the future, types of distribution channels through which products are sold and general economic conditions (particularly those conditions affecting financial products and services supply and demand). Further, the Company's customer base historically has been highly concentrated and such concentration has had a significant effect on quarterly revenues. Shortfalls in revenues in relation to the Company's expectations have had and may continue to have an adverse effect on the Company's business, operating results and financial condition.

         The uncertainty regarding the extent and timing of revenues coupled with the Company's substantial operating expenses (many of which the Company is unable to adjust in a timely manner) means that the Company may likely continue to experience substantial quarterly fluctuations in its operating results. In addition, the Company will continue to commit significant resources to fund its operations, develop new products and broaden its customer support capabilities. To the extent these expenses are not preceded or followed by substantially increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

     Unproven Market; Unproven Acceptance of the Company's Products and Services

         The market for products and services that enable electronic commerce is new, developing and uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's future growth and financial performance will depend upon consumer acceptance of electronic commerce as an attractive means of conducting certain consumer financial transactions and also upon institutional acceptance of the Company's products as a preferred means for serving consumers. Such institutional acceptance will in part depend on continued and growing use of relatively new quantitative credit scoring methodologies that are amenable to automation. If the electronic commerce market fails to grow or grows more slowly than anticipated, or if lenders reduce their use of quantitative credit scoring tools, the Company's business, operating results and financial condition would be materially adversely affected. Furthermore, even if this market does experience substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth. Failure of either the providers of consumer financial services or the consumers of such services to quickly accept electronic commerce distribution channels in general, and the Company's electronic commerce enabling technologies in particular, or the inability of the Company's products and services to satisfy its customers' or consumers' expectations, have had and may continue to have a material effect on the Company's business, operating results and financial condition.

         Because the market for the Company's products and services is new, evolving and uncertain, it is difficult to determine the size and predict the future growth rate, if any, of this market. The market for the Company's products may never be developed, or may develop at a slower pace than expected, or such products and services may not be adopted by participants in this market or may be adopted by only a limited number of participants. If the market fails to develop or develops more slowly than expected, or if the Company's products and services do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

         Lengthy Sales Cycle

         The Company has to date experienced a lengthy sales cycle for its products and services. In most cases, the time between initial customer contact and the execution of a final contract has exceeded six months. While the Company believes that the length of the sales cycle may compress over time, if the Company's technologies gain acceptance in the marketplace, there can be no assurance such compression will take place in the future.

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

         The  Company  also  faces  competition  from  companies  engaged in the business of producing automated lending systems and other alternatives to conventional consumer lending, including software and data processing companies and technology and service companies. In particular, several companies, including Dyad, Alltell, FiData, and AnyTime Access, have developed video and other kiosk technology for the delivery of financial services. In addition, certain companies have designed and are marketing software that enables loan applications to be taken over the telephone. The Company also is aware that many banks have begun using on-line services and Internet service providers to provide certain financial services electronically, and is aware of several companies that have already made substantial investments in software products that enable various other home banking services. Numerous companies have developed certain on-line processing systems to automate the mortgage application and underwriting processes. Further, the Company understands that ULTRADATA, Anytime Access, and FiData have developed certain on-line processing systems for the credit union market that may be in direct competition with the Company's products and services. The Company will also compete with CMSI, CSI, APPRO and AMS in connection with the Company's automobile loan system.

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

         Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

         The Company's business is currently concentrated in the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in that industry. For example, a decrease in consumer lending could result in a smaller overall market for the Company's products and services. Furthermore, U.S. banks are continuing to consolidate, decreasing the overall potential number of buyers for the Company's products and services. Moreover, two customers accounted for approximately 48.9% of the Company's revenue in 1999. The Company expects that its operating revenues will continue to be attributable to a relatively small number of customers. These factors as well as others affecting the consumer lending industry could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's business currently depends upon the volume of consumer loans made through its products and services. Historically, demand for consumer loans has been cyclical, in large part based on general economic conditions and cycles in overall consumer indebtedness levels. Changes in general economic conditions that adversely affect the demand for consumer loans or the willingness of financial institutions to provide such loans, such as changes in interest rates and the overall consumer indebtedness level, could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Risk of Fraud in Electronic Consumer Transactions

         Electronic consumer transactions involve the risk of consumer fraud. The customer using the Company's products is responsible for the selection and use of the origination and underwriting parameters incorporated in the software supporting the Company's products and services. The Company is unaware of any significant instances of fraud in connection with the funding of loans through the use of the Company's products and services. However, the rate of fraudulent activity could increase, especially if the number of transactions processed by the Company's products and services increased. Moreover, in light of the limited operating experience of the Company, there can be no assurance that the Company's experience with respect to fraud to date is indicative of future performance for the Company's products and services. While the Company believes the risk of collection in any given transaction belongs to its customers, the Company may nevertheless be held responsible for losses associated with fraudulent transactions if such transactions are attributable to the Company's malfeasance. Furthermore, even if the Company is not directly liable or contractually liable for fraudulent transactions processed by the Company's products and services, an increase in fraud to levels greater than those experienced in traditional and other emerging consumer credit processing systems would likely have a material and adverse impact on the ability of the Company to attract and retain financial institution customers and thus on the Company's business, operating results and financial condition. In addition, the Company may not be able to control adequately the occurrence of fraud in the future or may only be able to do so at considerable cost, either of which would materially and adversely affect the Company's business, operating results and financial condition.

         Risk of Third-Party Network Failure

         The Company relies on third parties for certain fraud detection systems and for obtaining credit information about loan applicants. Additionally, the Company uses a dedicated private data network provided by a third party to gain access to the networks maintained by such third parties and to customers.
Prolonged or repeated failure of (i) a network that provides access to information necessary to complete a transaction through the Company's system or
(ii) the Company's network access provider to provide access to such networks or customers would materially and adversely affect the Company's business, operating results and financial condition.

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

         The Company's success depends particularly on the ability of customers and third parties to successfully market the Company's products and services. For example, the ability of the Company to realize recurring revenues from transactions is dependent on the success of its customers in generating consumer demand for transactions using the Company's products and services. Failure of customers to generate and sustain consumer demand for the Company's products and services has had and may continue to have an adverse effect on the Company's business, operating results and financial condition. Although the Company views its strategic and other alliances with third parties as an important factor in the development and commercialization of its products and services, there can be no assurance that such third parties view their alliances with the Company as significant for their own businesses or that they will not reassess their commitment to the Company in the future. Currently, the Company's agreements with customers generally do not require them to meet minimum performance requirements. Instead, the Company relies on the voluntary efforts of such customers to promote consumer acceptance and use of the Company's products and services. The Company's ability to maintain relationships with its customers and third parties will depend, in part, on its ability to successfully enhance products and services and develop new products and services. The Company's inability to meet such requirements could result in its customers and third parties seeking alternative providers of the Company's products and services, which would have an adverse effect on the Company's business, operating results and financial condition.

         Undeveloped Distribution Channels

         The Company currently sells its products and services directly. To date, the Company has been unable to enter into strategic partnerships and distribution agreements that have resulted in substantial sales of the Company's products and services. For the Company to ever achieve broad distribution of its products or services, it will have to implement effective marketing and distribution programs. The inability of the Company to develop and implement effective marketing programs could have a material adverse effect on the Company's business, operating results and financial condition. To the extent broad distribution of the Company's products and services is not achieved, there would be a material adverse effect on the Company's business, operating results and financial condition.

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

        Shares Eligible for Future Sale; Possible Adverse Effect on Market Price

         Sales of substantial amounts of Common Stock in the public market or the prospect of such sales could adversely affect the market price for the Company's Common Stock and the ability of the Company to raise equity capital in the future. As of March 16, 2000, the Company had outstanding an aggregate of 31,870,311 shares of Common Stock. Of such shares, the Company believes that an aggregate of approximately 20,760,244 shares of Common Stock are freely tradeable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), except for any of such shares acquired by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The Company believes that the holders of the remaining 11,110,067 shares are Affiliates of the Company and, accordingly, that such shares may be sold without registration only in compliance with the Securities Act (including Rule 144). In this regard, since April 28, 1999, Jeff
A. Norris, the Company's founder, has sold approximately 5,664,725 shares beneficially owned by him and has filed notice to sell the remaining 2,942,667 shares beneficially owned by him. At December 31, 1999, approximately 308,000 and 200,000 options are exercisable under the 1996 and 1995 Option Plans, respectively, at weighted average exercise prices of $2.15 and $0.44, respectively, with a weighted average remaining contractual life of 8.5 years and 6.8 years, respectively. There also were warrants exercisable into an aggregate of 3,471,340 shares of common stock at a weighted average exercise price of approximately $0.0001 per share. The issuance of shares of capital stock to address liquidity needs of the Company or for other business purposes could also adversely affect the market price of the Company's Common Stock.

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

         On two separate occasions (once in 1998 and again on October 18, 1999), the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq listing standards that require the Company's stock to maintain a minimum bid price of $1.00 or more. In each case, the Company was provided approximately 90 days to regain compliance with such standards (which would require the Common Stock to have a closing bid price of $1.00 or more for at least ten consecutive business days). In each case, the Company's Common Stock did not regain compliance during such 90-day period, and the Company requested a review by Nasdaq, which stayed delisting temporarily. During the period in which the delisting was stayed, the Company's Common Stock closed at or above $1.00 for the necessary 10 consecutive trading days. In the case of the first delisting notice received by the Company in 1998, the Nasdaq thereafter notified the Company that it had evidenced compliance with Nasdaq's requirement for continued listing. In the case of the second delisting notice received by the Company in October 1999, on March 13, 2000, Nasdaq notified the Company of an additional concern with respect to the ability of the Company to sustain compliance with the $4 million net tangible assets requirement for continued listing on the Nasdaq National Market. On March 21, 2000, the Company submitted a response to the Nasdaq's March 13, 2000 letter. On March 22, 2000, the Company was notified of a decision by the Nasdaq Stock Market to transfer the Company from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company's continued listing on the Nasdaq SmallCap Market is contingent upon successful completion of an application and review process. There can be no assurances the Company's Common Stock will not be delisted from the Nasdaq SmallCap Market or that the Company will be able to maintain compliance with Nasdaq listing standards in the future.

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

         Anti-Takeover Provisions

         Certain provisions of Delaware law and the Company's Certificate of Incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. These provisions of Delaware law and the Company's Certificate of Incorporation and bylaws may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow the Company to issue Preferred Stock with rights senior to those of the Common Stock and other rights that could adversely affect the interest of holders of Common Stock without any further vote or action by the stockholders. The issuance of Preferred Stock, for example, could decrease the amount of earnings or assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock, as well as having the anti-takeover effects discussed above.

Item 2.  Properties

         The Company's principal executive offices are located at 1201 Main Street in Columbia, South Carolina. Such office space encompasses approximately 33,000 square feet and is currently under lease which expires in 2001. The Company also leases approximately 2,800 square feet of office space at 1500 Hampton Street, Suite 130 in Columbia, South Carolina, under a lease that is due to expire in 2001. The Company's primary assembly and quality assurance facilities are located at 2500 Leaphart Road in West Columbia, South Carolina, which encompasses approximately 19,000 square feet and is currently under lease which expires in 2001. During 1999, the Company also sub-leased approximately 1,000 square feet of sales office space in New York, New York from Columbia Financial Partners, L.P., an affiliate of Alan H. Fishman, who is Chairman of the Board and a director of the Company. Such lease was terminated in January 2000.

Item 3.  Legal Proceedings

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

                      Executive Officers of the Registrant

  Name                      Age   Position with the Company

  Joseph A. Boyle           46    President, Chief Executive Officer,
                                  Chief Financial Officer
  Terrence J. Sabol, Sr.    54    Senior Vice President of Technology
  John D. Rogers            56    Senior Vice President

     Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000 and Treasurer from May 1997. From May 1997 to July 1998, Mr. Boyle also served as Secretary of the Company. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri financial services clients and as a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

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

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Until March 27, 2000 the Company's Common Stock was traded on the Nasdaq National Market under the symbol "AFFI." Effective as of the opening of business on March 27, 2000, the Company's Common Stock began trading on the Nasdaq SmallCap Market under the symbol "AFFI." The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 1999 and 2000, as reported by the Nasdaq National Market. As of March 16, 2000, there were 289 stockholders of record of the Common Stock.

                                 Sales Price Per Share
                                  High            Low

       1998:

       First Quarter              3.03           2.25
       Second Quarter             2.25           0.69
       Third Quarter              1.09           0.50
       Fourth Quarter             0.97           0.22

       1999

       First Quarter              2.50           0.63
       Second Quarter             3.81           1.19
       Third Quarter              1.78           0.69
       Fourth Quarter             1.31           0.41

              The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

              On two separate occasions, the Company has been notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq's listing standards that require the Company's stock to maintain a minimum bid price of $1.00 or more. On March 22, 2000 the Company was notified of a decision by Nasdaq to transfer the Company from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company's continued listing on the Nasdaq SmallCap Market is contingent upon successful completion of an application and review process. SmallCap issuers must maintain a $1.00 minimum bid price and have net tangible assets of $2 million, a $35 million market capitalization or $500,000 in net income, among other requirements. There can be no assurances that the Company's Common Stock will not be delisted from the Nasdaq SmallCap Market or that the Company will be able to maintain compliance with Nasdaq listing standards in the future. See Item I "Business--Business Risks."

(b)           The  Company's  registration  statement  on  Form  S-1  (File  No.
              333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery
              Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of December 31, 1999, the Company has used net proceeds of $60,078,000 from the offering as follows:

                                                           Direct or indirect  payments to
                                                           directors,   officers,  general
                                                           partners   of  the   issuer  or
                                                           their  associates;  to  persons
                                                           owning  ten  percent or more of
                                                           any class of equity  securities
                                                           of   the    issuer;    and   to      Direct or indirect
                                                           affiliates of the issuer.            payments to others
                                                           --------------------------------    ----------------------

Construction of plant, building and facilities                                                       $            -
Purchase and installation of machinery and equipment                                                      5,668,000
Purchase of real estate                                                                                           -
Acquisition of other business(es)                                                                           300,000
Repayment of indebtedness                                         $       771,000 1                       1,000,000
Working capital                                                                                          31,530,000
Temporary investments:
     US Treasury obligations                                                                              1,475,000
     Commercial paper                                                                                             0
     Money market /cash                                                                                   2,116,000
Other purposes:
     Marketing                                                                                            4,531,000
     Research & development                                                                              10,446,000
     Purchase of software                                                                                 2,241,000

[FN]

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

                                                                   Year ended
                                                                  December 31,
                                             1999              1998            1997             1996            1995
                                       ------------------ --------------- ---------------- --------------- ---------------
Statements of Operations Data:

Revenues                                     $ 2,874,901   $   2,656,259   $    4,146,899   $   5,081,818   $   1,524,911
Costs and expenses:
Cost of revenues                               2,262,468       1,644,653        2,125,646       3,088,321       1,101,330
Research and development                       1,870,509       2,559,600        3,526,257       2,905,232         368,452
Selling, general and
     administrative expenses                  11,208,310      14,358,335       15,892,560      10,819,381       2,305,653
                                       ------------------ --------------- ---------------- --------------- ---------------
Total costs and expenses                      15,341,287      18,562,588       21,544,463      16,812,934       3,775,435
                                       ------------------ --------------- ---------------- --------------- ---------------
Operating loss                             ( 12,466,386)     (15,906,329)     (17,397,564)    (11,731,116)     (2,250,524)
Interest income                                  375,514       1,044,251        2,033,571       2,099,004          48,476
Interest expense                                 (3,764)         (10,923)         (35,359)        (60,083)       (105,981)
                                       ------------------ --------------- ---------------- --------------- ---------------
Net loss                                    (12,094,636)   $ (14,873,001)  $  (15,399,352)  $  (9,692,195)  $  (2,308,029)
                                                          =============== ================ =============== ===============
                                       ================== =============== ================ =============== ===============
Net loss per share -
     basic and diluted                         $  (0.41)   $       (0.50)  $       (0.54)   $       (0.40)  $       (0.15)
                                       ================== =============== ================ =============== ===============
                                                          =============== ================ =============== ===============
Shares used in computing
     net loss per share                       29,738,459      29,755,034       28,477,880      24,136,480      15,044,286
                                       ================== =============== ================ =============== ===============


                                                                         December 31,
                                            1999             1998             1997            1996             1995
                                       ---------------- ---------------- --------------- ---------------- ---------------

Balance Sheet Data:

Cash and cash equivalents                  $ 2,116,016   $    2,026,932   $   4,470,185   $   31,563,950   $   1,235,983
Short-term investments                       1,474,949        8,068,310      19,135,415       10,583,997               -
Working capital (deficit)                    4,637,238       13,543,782      28,599,560       43,672,679      (1,134,465)
Net investment in sales-type
      leases, less current portion             249,830          574,347       1,328,741        2,386,010         860,295
Total assets                                13,129,528       24,196,875      42,209,570       56,098,857       4,591,168
Notes payable, less
     current portion                                 -                -               -                -         222,399
Capital lease obligations to related
     party, less current portion                     -                -               -           66,245         148,119
Capital stock of subsidiary held
     by minority investor                            -                -               -          200,000         137,500
Stockholders' equity                        10,670,980       22,556,201      39,230,570       52,134,639         617,412




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

         Until early 1997 the Company's primary products and services consisted of the ALM, which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision, and a call center decisioning system that provided financial institutions with the ability to originate unsecured consumer loans with reduced or no human intervention. During 1997, the Company developed e-xpertLender, which connects all of a financial institution's delivery channels, its automated decisioning system, and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998, the Company began developing a system to process automobile loans pursuant to a development contract with Citibank. In 1999 Citibank sold its indirect automobile loan business to Dime Savings Bank. In 1998 and 1999, the Company also renewed its efforts to design additional products available through point-of-sale devices similar to the ALM. The primary product developed during this time period is the Mortgage ALM, which captures information necessary to originate a mortgage loan. During 1999, the Company completed the development of its general release version of an automobile loan processing system, which is being offered under the brand name of iDEAL.

         During 1999, the Company committed significant development and other internal resources to enhancing its e-xpertLender product, fulfilling its obligations under its Dime contracts and completing iDEAL for general release. As a result, the Company was unable to, and did not, devote significant resources to the development, sales and marketing of any of its other products and services. The Company deployed no ALMs during 1999. Average consumer use of ALMs and average rates of loan approvals have been lower than most customer expectations. The Company believes that the ALM has not proven to be a viable channel for the delivery of consumer loans and other products in a fully-automated manner. Accordingly, the Company did not devote significant resources to the development of the ALM product during 1999, nor does it contemplate the allocation of significant resources to the ALM product in the future. Most of the Company's ALM customers have terminated their relationship with the Company and at December 31, 1999, there were 68 ALMs in operation.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations during 2000, such resources, together with projected revenues that may be received under existing contracts, may be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that will allow it to continue operations in 2001 and beyond.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of December 31, 1999 of $55,073,184 with net losses of $12,094,636,
$14,873,001  and  $15,399,352  for the years ended  December 31, 1999,  1998 and
1997, respectively. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, and Decisys/RT and to complete any new products and services that may be developed. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

         Revenues. The Company's revenues were $2,874,901, $2,656,259 and $4,146,899 for the years ended December 31, 1999, 1998 and 1997, respectively. The types of revenue recognized by the Company in the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                     Years ended December 31,
                                           1999                           1998                          1997
                               ----- ------------------ ---    --- ------------------- ---    -- ------------------- ---
                                                    % of                           % of                          % of
                                   Amount           Total         Amount           Total         Amount          Total
                               ---------------     --------    --------------     --------    --------------    --------
Transaction fees                    $ 538,073         18.7         $ 750,936         28.3         $ 545,551        13.2
Mortgage processing fees              397,024         13.8           453,657         17.1                 -           -
Initial set-up fees                         -            -            91,000          3.4           638,687        15.4
Sales and rental fees                  48,962          1.7            66,369          2.5         1,590,620        38.4
Professional services fees            850,497         29.6           797,301         30.0           792,734        19.1
Patent license revenue                645,000         22.4                 -            -                 -           -
Other income                          395,345         13.8           496,996         18.7           579,307        13.9
                               ---------------     --------    --------------     --------    --------------    --------
                                  $ 2,874,901        100.0       $ 2,656,259        100.0       $ 4,146,899       100.0
                               ===============     ========    ==============     ========    ==============    ========

         The nature and types of revenues earned by the Company has changed significantly in the three-year period ended December 31, 1999. During 1997, 53.8% of the Company's revenues were derived from initial set-up fees and sales and rental fees, most of which was associated with the deployment of ALMs under sales-type leases. Revenue associated with ALM deployments was significantly diminished in 1998 and 1999. In 1997 the Company entered into two contracts to customize its core technology to accommodate specific customer requests. The Company entered into a contract to provide professional services to a specific customer to customize its core technology to accommodate an enterprise-wide loan processing system, which became the basis for the Company's e-xpertLender System. Additionally, in 1997 the Company entered into a contract to provide professional services to a specific customer to customize an indirect automobile loan processing system, which became the basis for the Company's iDEAL product. The delivery of professional services under both contracts continued into 1998 and 1999. In addition, the Company began processing mortgage loans through Surety in 1998. In 1999, the Company was granted a patent covering its consumer-directed fully-automated lending system, and recognized $645,000 in patent license revenue in 1999.

         Transaction fees. The decrease in transaction fees in 1999 compared to 1998 is attributable primarily to the sale of the Company's former Transaction Processing Division ("TPS") in December 1998. Transaction fees associated with processing credit and debit card transactions through the Company's TPS division were approximately $218,000 in 1998. The increase in transaction fees in 1998 compared to 1997 is attributable primarily to the deployment in mid-1997 of the Company's first e-xpertLender System. Transaction fees processed through such system were generated during the entire year of 1998. Transaction fees associated with processing credit and debit card transactions through the Company's TPS division decreased slightly from approximately $245,000 in 1997 to approximately $218,000 in 1998.

         Mortgage processing fees. Surety Mortgage, Inc. ("Surety"), a wholly owned subsidiary of the Company, engages in mortgage brokerage activities which involve originating, processing and selling mortgage loan products to outside investors. Surety originates and processes mortgage loans directly with consumers or on behalf of correspondents, and immediately sells such loans to institutions that sponsor the loan programs offered by Surety. Surety only offers loans that will be acquired by such institutions under such programs. Upon making the loan commitment to the borrower, Surety immediately receives a commitment from an institution to acquire the loan upon closing. Mortgage processing fees include gains on sales of mortgage loans to institutions and loan fees received for originating and processing the loan. Loan origination fees and all other direct costs associated with originating loans are recognized at the time the loans are sold. The decrease in mortgage processing fees in 1999 compared to 1998 is attributable to the processing of fewer loans in 1999 compared to 1998. In 1999 Surety processed and closed an aggregate principal balance of loans of approximately $17,408,000 compared with approximately $21,745,000 in 1998. The Company did not generate revenues from mortgage processing services prior to 1998.

         Initial set-up fees. The Company did not deploy any ALMs in 1999 and, accordingly, recognized no set-up fees. Set-up fees recognized in 1998 relate to the deployment of one ALM and the recognition of previously deferred set-up fees associated with a customer's decision not to deploy ALMs. Set-up fees in 1997 relate to the deployment of 53 ALMs.

         Sales and rental fees. The decrease in sales and rental revenue in 1999 compared to 1998 is due to a decrease in the number of ALMs deployed under operating leases in 1999 compared to 1998 for which there were scheduled rental payments. The decrease in sales and rental revenue in 1998 compared to 1997 is attributable to a substantial decrease in ALM deployments in 1998 compared to 1997. Amounts recognized in 1998 also consisted of rental payments received on ALMs deployed under operating leases in prior years. In 1997, the Company recognized sales revenue associated with the deployment of 28 ALMs under sales-type leases as well as rental revenue associated with ALMs deployed under operating leases.

         Professional services fees. When the Company agrees to provide professional services to customize its core technology to conform to a specific customer request, the Company generally enters into a contract with the customer for the performance of these services which typically defines deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the specific deliverables by the customer, the Company recognizes the corresponding revenue as professional services revenue. The level of professional services revenue remained relatively consistent for the years 1999, 1998 and 1997. In 1999, 64% and 36% of professional services fees were associated with the customization of the Company's e-xpertLender and iDEAL systems, respectively. This customization was performed during the year to meet the specific requirements of two of the Company's customers. These two customers represent 100% of the amounts recognized in 1999 for customization of the e-xpertLender and iDEAL systems. In 1998 and 1997, professional services revenue related primarily to the customization of the Company's e-xpertLender System to meet a specific customer's requirements. Such customer represented 97% and 91% of professional services revenue in 1998 and 1997, respectively.

         Patent license revenue. The Company was granted two patents in 1999 covering automated loan processing. Patent license revenue recognized in 1999 relates to certain patent licenses granted by the Company. Licensing agreements with one customer and an affiliate of that customer constituted 93% of the patent license revenue recognized in 1999.

         As indicated above, two customers accounted for 100% of professional services fees recognized in 1999. Moreover, in 1999 the development contract under which the Company recognized 36% of its professional services revenue was assigned to the Company's other customer which accounted for 64% of its 1999 professional services revenue. When combined, one current customer, therefore, accounted for 100% of professional services revenue in 1999. Additionally, when combined with other revenue associated with services provided to this customer, the customer accounted for 49% of total revenue recognized by the Company in 1999. This same customer accounted for 99.1% of professional services revenue for 1998 and 60.2% and 91.3% of ALM sales and rental and professional services revenue, respectively, during 1997. This same customer accounted for 49.1% and 48.0% of total revenue for 1998 and 1997, respectively. One other customer accounted for 13% of total revenue during 1997. For information relating to customer revenue concentrations, see Note 12 of "Notes to Consolidated Financial Statements - Segment Information." The loss of this customer or any other significant customer may have a material adverse effect on the Company's financial condition or results of operations due to the developing nature of the Company's customer base and revenue streams. Additionally, revenue associated with the Company's patent licensing program was 22% of total revenue in 1999. One of the Company's patents is currently being reexamined by the PTO and has resulted in a preliminary rejection of the patent claims. Such reexamination could result in a loss or otherwise limit the previously issued claims which could negatively affect the Company's ability to maintain or expand its patent licensing program. The Company expects that a substantial portion of the Company's operating revenues in the future may continue to be attributable to relatively few customers. Such customer concentration may cause significant fluctuations in the Company's quarterly and annual revenues due to the uncertainty of the timing of new and additional orders for the Company's products and services.

Costs and Expenses

         Costs of Revenues. Costs of revenues for the years ended December 31, 1999, 1998 and 1997 were $2,262,468, $1,644,653, and $2,125,646, respectively.
Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the three years ended December 31, 1999, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the services offered by the Company and due to different pricing structures offered to certain customers.

         Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                     Year ended December 31,

                                             1999                          1998                            1997
                                  --- ------------------- ---    -- -------------------- --     --- ------------------- --------
                                                      % of                           % of                              % of
                                      Amount          Total         Amount          Total          Amount             Total
                                  ---------------    --------    --------------     -------     --------------     -------------
Transaction fees                       $ 209,424         9.2         $ 388,734        23.6          $ 328,067              15.4
Mortgage processing fees                 194,239         8.6           192,726        11.7                  -                 -
Initial set-up fees                            -           -                 -           -            232,077              10.9
Sales and rental fees                    445,581        19.7           379,775        23.1          1,041,455              49.0
Professional services fees               573,381        25.3           204,058        12.4            524,047              24.7
Patent license                            64,500         3.0                 -           -                  -                 -
revenue
Contract loss provision                  775,343        34.2           479,360        29.2
                                  ---------------    --------    --------------     -------     --------------     -------------
                                  ---------------    --------    --------------     -------     --------------     -------------
                                     $ 2,262,468       100.0       $ 1,644,653       100.0        $ 2,125,646             100.0
                                  ===============    ========    ==============     =======     ==============     =============

         Costs of transaction fees. The cost of transaction fees consists primarily of the direct costs incurred by the Company to process loan applications and debit and credit card transactions through its systems. Such direct costs are associated with services provided by third parties and includes the cost of credit reports, fraud reports and communications networks used by the Company. The cost of transaction fees decreased in 1999 compared to 1998 and increased in 1998 compared to 1997 in direct correlation to a decrease in 1999 from 1998, and an increase in 1998 from 1997, of the volume of transactions the Company processed through its systems compared with the previous period.

         Costs of mortgage processing fees. The costs of mortgage processing fees consist of the direct cost incurred by Surety associated with the underwriting, processing and closing of mortgage loans. Such costs include credit reports, appraisal reports, flood certifications, administration fees charged by the purchasers of loans and fees paid to other lenders that provide certain processing services associated with loans originated by Surety. The costs of mortgage processing fees remained consistent in 1999 compared to 1998 even though Surety originated fewer loans. Accordingly, costs of mortgage processing fees increased on a loan-for-loan basis in 1999 compared to 1998. This increase was due to Surety's increased use of other lenders to provide certain processing services in 1999 compared to 1998.

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

         The Company deployed no ALMs in 1999 and no costs associated with set-up fees were incurred during 1998. In 1997 the Company deployed 53 ALMs under both sales-type and operating leases.

         Costs of sales and rental fees. Costs of sales and rental fees are related to the cost of ALM hardware components associated with ALMs deployed under sales-type leases, maintenance of installed ALMs, amortization associated with capitalized ALM and related systems development costs, and depreciation associated with ALMs deployed under operating leases. Costs associated with sales and rental fees remained consistent in 1999 compared to 1998 and reflected an increase in amortization and depreciation related to ALMs deployed under operating leases and related systems. Such increase was offset by lower ALM maintenance costs in 1999 compared to 1998. In 1998 the costs of sales and rental fees consisted primarily of depreciation related to ALMs deployed under operating leases and the costs associated with maintaining the Company's installed base of ALMs. Costs of sales and rental revenues were significantly lower in 1998 compared to 1997 primarily as a result of the deployment in 1997 of 28 ALMs under sales-type leases compared to only 1 ALM deployed under a sales-type lease in 1998.

         Under the terms of an agreement with one customer covering 30 ALMs, the customer's payment obligation to the Company is based on ALM performance, which has resulted in revenues insufficient to cover the depreciation expense recognized by the Company. Accordingly, the cost of sales and rental revenues exceeded the sales and rental revenues recognized by the Company for such contract. This contract will expire in early 2000 at which time the related ALMs will be fully depreciated.

         Costs of professional services fees. The costs of professional services fees consist of the costs of the direct labor and the allocation of certain indirect costs associated with performing software and system customization services for customers. The costs of providing professional services will vary depending upon the nature of professional services rendered, the level of developers assigned to specific projects and the duration of the project. Accordingly, the margins recognized by the Company may vary significantly depending upon the nature of the project. The costs of providing professional services increased in 1999 compared to 1998 primarily as a result of the greater amount of time to conclude certain projects in 1999 compared to 1998. Similarly, costs of professional services decreased in 1998 compared to 1997 as a result of the shorter average duration of projects in 1998 compared to 1997.

         Costs of patent license revenue. Costs of patent license revenue recognized in 1999 consists of commissions paid to the Company's patent licensing agent and is associated with such agent's commissions for patent licenses granted by the Company. The Company commenced its patent licensing program in 1999.

         Contract loss provision. The Company periodically enters long-term development contracts to design, develop and install loan processing systems for its customers. In conjunction with such contracts the Company periodically evaluates whether costs incurred and estimated future costs exceed revenues under the contract. To the extent such costs exceed contracted revenues, the Company records a charge to costs of revenues. In 1999 and 1998, the Company recorded contract loss provisions of $775,343 and $479,360, respectively.

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

         Research and development expenses for the year ended December 31, 1999 were approximately $1,871,000, compared to $2,560,000 and $3,526,000 for 1998 and 1997, respectively. The decrease in research and development expense in 1999 compared to 1998 is due to an overall decrease in the number of employees involved in development activities in 1999 compared to 1998. The decrease in research and development expenses in 1998 compared to 1997 is also due to an overall decrease in the number of employees involved in developmental activities in 1998 compared to 1997 as well as the progression of certain development activities in 1998 to a point where the costs of such activities were capitalized pursuant to applicable accounting guidelines.

         During 1999, 1998 and 1997, the Company capitalized approximately $138,000, $1,041,000, and $568,744, respectively, of software development costs related primarily to the development of certain financial service applications processed using DeciSys/RT. When a product is available for general release to customers, capitalization of such costs is discontinued and amounts capitalized are generally amortized over a 48 month period. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1999 were $11,208,310, compared to $14,358,335 and $15,892,560 for the years ended
December 31, 1998 and 1997, respectively.

         SG&A expenses during 1999 consisted primarily of personnel expense of approximately $4,283,000; professional fees of approximately $969,000; depreciation and amortization expense of approximately $1,695,000; rent expense of approximately $903,000; provision for excess rental capacity of approximately $449,000; writedown of deferred software development costs of approximately $370,000; and, travel costs of approximately $270,000. SG&A expenses during 1998 consisted primarily of personnel costs of approximately $6,283,000; professional fees of approximately $1,722,000; depreciation and amortization of approximately $1,693,000; rent expense of approximately $915,000; advertising and marketing costs of approximately $193,000; deferred compensation expense amortization of approximately $599,000; and, travel costs of approximately $437,000. SG&A expenses during 1997 consisted primarily of personnel costs of approximately $7,207,000; professional fees of approximately $1,892,000; advertising and marketing costs of approximately $1,488,000; deferred compensation expense amortization of approximately $481,000; and, travel costs of approximately $935,000.

         The decrease in SG&A expense in 1999 compared to 1998 is due to a substantial reduction in the Company's work force in the fourth quarter of 1998. Other than certain increases associated with contract services, the provision for excess rental capacity, and certain amounts the Company wrote off related to capitalized software development costs, SG&A expenses were lower in all material categories in 1999 compared with 1998. The decrease in SG&A expense in 1998, as compared to 1997 is primarily attributable to a decrease in: (i.) employment costs, primarily wage and recruiting costs associated with an overall reduction in the Company's employee base; (ii.) advertising and marketing costs; (iii.) professional fees consisting primarily of legal, accounting, recruiting and relocation fees; and, (iv.) travel costs. The decrease in SG&A expenses was in 1998 compared to 1997 was partially offset by an increase in: (i.) depreciation and amortization expense associated with an overall increase in the Company's depreciable assets; (ii.) an increase in inventory valuation allowances associated with potentially obsolete ALM shells due to planned design improvements; and, (iii.) costs associated with benefits including severance benefits for certain employees terminated during 1998.

Interest Income

         Interest income of $375,514,  $1,044,251,  and $2,033,571  during 1999,
1998 and 1997, respectively, primarily reflects interest income attributable to the short-term investment of the proceeds from the Company's initial public offering in May 1996. Interest income also reflects the amortization of deferred interest income attributable to ALM sales-type leases. The decrease in interest income in 1999 compared to 1998 is attributable to a decrease in the average cash and cash equivalents and investment balances in 1999 compared to 1998. The decrease in interest income in 1999 and 1998 compared to the previous periods is due to a lesser extent to a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Similarly, the decrease in interest income in 1998 compared to 1997 was attributable to a decrease in the average cash and cash equivalents and investments balances in 1998 compared to 1997.

Interest Expense

         Interest expense for the year ended December 31, 1999 was $3,764, compared to $10,923 and $35,359 for 1998 and 1997, respectively. The nominal amount of interest expense recognized by the Company in 1999 was attributable to use of a line of credit for short-term loan funding by the Company's wholly owned subsidiary Surety. The decrease for the year ended December 31, 1998 as compared to 1997, is due primarily to payments made under the terms of capital lease obligations. The Company had no outstanding capital lease obligations outstanding at December 31, 1998.

Income Taxes

         The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 1999, 1998, and 1997, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         The Company has generated net losses of $55,073,184 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in 1999, the Company would deplete its existing cash resources in the second quarter of 2000. The Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. Currently, the Company's employee base is approximately 49% less than it was at December 31, 1999, 53% less than it was December 31, 1998 and 73% less than it was at December 31, 1997. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements during 2000. However, no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 2000. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations for 2001 and thereafter. Accordingly, to remain viable in 2001, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations through 2001. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to Common Stock. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         Net cash used during the year ended December 31, 1999, to fund operations was approximately $6,101,000 compared to approximately $9,498,000 and $15,395,000 for the same periods in 1998 and 1997, respectively. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $1,871,000, software development of approximately $138,000 and capital expenditures of approximately $195,000. During 1998, proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $2,560,000, software development of approximately $1,041,000, capital expenditures of approximately $696,000 and the repurchase of outstanding shares of the Company's common stock of approximately $2,404,000. During 1997, proceeds from the offering and other sources of cash were used to fund operations, research and development of approximately $3,526,000, capital expenditures of approximately $1,687,000, repurchase of outstanding shares of the Company's common stock of approximately $872,000 and software development of approximately $569,000. At December 31, 1999, 1998 and 1997, cash and liquid investments were $3,590,965, $10,095,242, and $23,605,600, and working capital was $4,637,238, $13,543,782, and $28,599,560, respectively.

         During 1997, the Company adopted a share repurchase plan under which the Company was authorized to use up to $2 million of general corporate funds to acquire from time to time in the open market shares of the outstanding common stock of the Company. During the first quarter of 1998, the Company expanded its share repurchase plan by authorizing the use of an additional $2 million of general corporate funds under the plan. As of December 31, 1999, the Company had repurchased a total of 1,417,000 shares at an average price of $2.31 per share for an aggregate cost of $3,271,700 under the share repurchase plan. In addition, during 1997 the Company repurchased an aggregate of 643,066 shares of its common stock from former employees of the Company at an aggregate cost of $484 pursuant to stock repurchase agreements with such former employees.

         During June 1999, Surety renewed its agreement with a lender to maintain a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. Surety had no outstanding borrowings under the Loan Warehousing Agreement as of December 31, 1999.

       During 1997 in connection with its acquisition of Buy American, Inc. and Project Freedom, Inc., the Company issued restricted common stock subject to a call option by the Company and put option by the sellers. Under such agreement, the sellers had an option to sell any or all the shares of restricted common stock held by them to the Company at a price of $3.47 per share. These options were exercisable for a 30 day period ending May 31, 1999. In April 1999, the Company and the sellers of Buy American, Inc. and Project Freedom, Inc. agreed to cancel their respective call and the put options.

Implications of Year 2000 Issues

         The Company's operational transition into the year 2000 was uneventful and the Company is unaware of any material problems or issues with the operation of its Systems as a result of Year 2000 issues. In addition, the Company is unaware of any material problems or issues with critical third party systems and services utilized by the Company. The Company's incremental costs associated with Year 2000 issues have been insignificant and the Company does not believe that significant future costs will be incurred in remediation of Year 2000 issues.


Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments and the Company's mortgage brokerage business. The extent of market rate risk to the Company due to exposure of changes in interest rates is not quantifiable or predictable due to the potential fluctuations of future interest rates, but the Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. At December 31, 1999, short term investments consisted of approximately $1,475,000 in a certificate of deposit. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan. The Company does not believe that its mortgage brokerage business exposes it to significant market risk for changes in interest rates.

Item 8.  Financial Statements and Supplemental Data

         The  report  of  independent   auditors  and   consolidated   financial
statements are set forth below (see item 14(a) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Technology Group, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP
Greenville, South Carolina
March 29, 2000





                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                               December 31,
                                                                        1999                   1998
                                                                ---------------------- ---------------------
Assets
Current assets:

  Cash and cash equivalents                                       $    2,116,016         $    2,026,932
  Investments                                                          1,474,949              8,068,310
  Accounts receivable, less allowance for doubtful accounts
    of $105,076 and $45,513 at December 31, 1999 and 1998,
    respectively                                                         713,644                727,999
  Net investment in sales-type leases - current:                         324,485                534,302
  Inventories                                                          1,224,532              2,054,542
  Other current assets                                                   626,354              1,349,995
                                                                ---------------------- ---------------------
Total current assets                                                   6,479,980             14,762,080
Net investment in sales-type leases - non-current:                       249,830                574,437
Property and equipment, net                                            2,921,770              4,511,924
Software development costs, less accumulated
  amortization of $368,033 and $111,211 at December
  31, 1999 and 1998, respectively                                      1,199,053              1,773,057
Other assets                                                           2,278,895              2,575,377
                                                                ---------------------- ---------------------
Total assets                                                      $   13,129,528         $   24,196,875
                                                                ====================== =====================







                                                                               December 31,
                                                                        1999                   1998
                                                                ---------------------- ---------------------
Liabilities and stockholders' equity Current liabilities:

  Accounts payable                                                       215,897                184,619
  Accrued expenses                                                       788,763                388,466
  Accrued compensation and related benefits                              759,372                359,670
  Notes payable                                                                -                141,480
  Current portion of deferred revenue - third parties                     78,710                144,063
                                                                ---------------------- ---------------------
Total current liabilities                                              1,842,742              1,218,298
Deferred revenue                                                         615,806                422,376
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000
     shares, issued 31,961,956 shares in 1999 and
     31,572,880 shares in 1998                                             3,196                  3,157
  Additional paid-in capital                                          69,394,954             69,392,545
  Deferred compensation                                                 (163,167)              (489,656)
  Treasury stock, at cost (2,163,556 and 2,073,207 shares at
     December 31, 1999 and 1998, respectively)                        (3,490,819)            (3,371,297)
  Accumulated deficit                                                (55,073,184)           (42,978,548)
                                                                ---------------------- ---------------------
Total stockholders' equity                                            10,670,980             22,556,201
                                                                ---------------------- ---------------------
Total liabilities and stockholders' equity                        $   13,129,528         $   24,196,875
                                                                ====================== =====================


See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                           Years ended December 31,
                                                              1999                   1998                   1997
                                                      ---------------------- ---------------------- ---------------------
Revenues:
   Transactions                                         $       538,073        $       750,936        $       545,551
   Mortgage processing services                                 397,024                453,657                      -
   Initial set-up                                                     -                 91,000                638,687
   Sales and rental                                              48,962                 66,369              1,590,620
   Professional services                                        850,497                797,301                792,734
   Patent license revenue                                       645,000                      -                      -
   Other income                                                 395,345                496,996                579,307
                                                      ---------------------- ---------------------- ---------------------
                                                              2,874,901              2,656,259              4,146,899
Costs and expenses:
   Cost of revenues                                           2,262,468              1,644,653              2,125,646
   Research and development                                   1,870,509              2,559,600              3,526,257
   Selling, general and administrative expenses              11,208,310             14,358,335             15,892,560
                                                      ---------------------- ---------------------- ---------------------
Total costs and expenses                                     15,341,287             18,562,588             21,544,463
                                                      ---------------------- ---------------------- ---------------------
Operating loss                                              (12,466,386)           (15,906,329)           (17,397,564)
Interest income                                                 375,514              1,044,251              2,033,571
Interest expense                                                 (3,764)               (10,923)               (35,359)
                                                      ---------------------- ---------------------- ---------------------
Net loss                                                $  (12,094,636)        $   (14,873,001)       $   (15,399,352)
                                                      ====================== ====================== =====================
Net loss per share - basic and diluted                  $        (0.41)        $        (0.50)        $        (0.54)
                                                      ====================== ====================== =====================
Shares used in computing net loss per share                  29,738,459             29,755,034             28,477,880
                                                      ====================== ====================== =====================


See accompanying notes.

         Affinity Technology Group, Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity

                                               Additional                                                    Total
                                     Common    Paid-in        Deferred       Treasury      Accumulated       Stockholders'
                                     Stock     Capital        Compensation   Stock         Deficit           Equity
                                     --------- -------------- -------------- ------------- ----------------- ---------------
       Balance at December 31, 1996  $         $ 68,777,090   $              $             $ (12,706,195)    $ 52,134,639
                                         2,788                 (3,939,044)            -
       Exercise of warrants                  4      37,473              -             -               -           37,477
       Exercise of warrants by
       related party                       240           -              -             -               -              240
       Exercise of stock options            30     144,034              -             -               -          144,064
       Amortization of deferred
       compensation                          -           -        480,534             -               -          480,534
       Forfeiture of stock options           -  (1,899,936)     1,899,936             -               -                -
       Purchase of treasury stock            -           -              -      (967,035)              -         (967,035)
       Issuance of common  stock in
       exchange  for capital  stock
       of   subsidiary    held   by
       minority investor                    67   1,599,933              -             -               -        1,600,000
       Issuance  of  common   stock
       for acquisition                      26   1,199,977              -             -               -        1,200,003
       Net loss                              -           -              -             -     (15,399,352)     (15,399,352)
                                     --------- -------------- -------------- ------------- ----------------- ---------------
       Balance at December 31, 1997                                                            (28,105,547)      39,230,570
                                     3,155     69,858,571     (1,558,574)    (967,035)
       Exercise of stock options             2       4,228              -             -               -            4,230
       Amortization of deferred
       compensation                          -           -        598,664             -               -          598,664
       Forfeiture of stock options           -    (470,254)       470,254             -               -                -
       Purchase of treasury stock            -           -              -    (2,404,262)              -       (2,404,262)
       Net loss                              -           -              -             -     (14,873,001)     (14,873,001)
                                     --------- -------------- -------------- ------------- ----------------- ---------------
       Balance at December 31, 1998        3,157 69,392,545      (489,656)     (3,371,297)   (42,978,548)      22,556,201
       Exercise of stock options            39     173,209              -      (119,522)              -           53,726
       Amortization of deferred
       compensation                          -           -        155,689             -               -          155,689
       Forfeiture of stock options           -    (170,800)       170,800             -               -                -
       Net loss                              -           -              -             -     (12,094,636)     (12,094,636)
                                     --------- -------------- -------------- ------------- ----------------- ---------------
       Balance at December 31, 1999   $ 3,196  $69,394,954    $  (163,167)   $ (3,490,819) $ (55,073,184)    $10,670,980
                                     ========= ============== ============== ============= ================= ===============
                                     ========= ============== ============== ============= ================= ===============


      See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                               Years ended December 31,
                                                                  1999                   1998                   1997
                                                          ---------------------- ---------------------- ---------------------
Operating activities

Net loss                                                    $   (12,094,636)       $   (14,873,001)       $   (15,399,352)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                 2,449,521              2,369,220              2,066,270
    Amortization of deferred compensation                           155,689                598,664                480,534
    Writedown of software development costs                         369,787                      -                      -
    Provision for doubtful accounts                                  60,000                370,000                456,841
    Inventory valuation allowance                                   694,940              1,060,000                230,000
    Contract loss provision                                         775,343                479,360                      -
    Deferred revenue                                                128,077                187,175                368,594
    Other                                                            24,837                 94,808                195,505
    Changes in current assets and liabilities:
       Accounts receivable                                          (45,645)               543,906             (2,073,893)
       Net investment in sales-type leases                          534,425                937,388                189,721
       Inventories                                                   71,051                450,258               (755,248)
       Other assets                                                 (55,395)            (1,029,727)                (6,633)
       Accounts payable                                              31,278               (482,205)              (775,838)
       Accrued expenses                                             400,297                 (2,118)              (477,046)
       Accrued compensation and related benefits                    399,702               (201,721)               105,986
                                                          ---------------------- ---------------------- ---------------------
Net cash used in operating activities                            (6,100,729)            (9,497,993)           (15,394,559)
Investing activities
Purchases of property and equipment                                (194,726)              (696,122)            (1,683,755)
Proceeds from sale of property and equipment                         16,872                 47,622                144,535
Software development costs                                         (137,940)            (1,041,091)              (568,744)
Purchases of short-term investments                              (2,474,949)            (9,436,211)           (34,345,695)
Sales of short-term investments                                   9,068,310             20,503,316             25,794,277
Other                                                                     -                      -               (300,000)
                                                          ---------------------- ---------------------- ---------------------
Net cash provided by (used in) investing activities               6,277,567              9,377,514            (10,841,942)
Financing activities
Proceeds from notes payable to third parties                              -                141,480                      -
Principal payments on capital leases                                      -                (64,222)               (72,010)
Payments on notes payable to third parties                         (141,480)                     -                      -
Purchase of treasury stock                                                0             (2,404,262)              (871,775)
Exercise of warrants                                                      -                      -                 37,717
Exercise of options                                                  53,726                  4,230                 48,804
Net cash used in financing activities                               (87,554)            (2,322,774)              (857,264)
                                                          ---------------------- ---------------------- ---------------------
Net (decrease) increase in cash                                      89,084             (2,443,253)           (27,093,765)
Cash and cash equivalents at beginning of year                    2,026,932              4,470,185             31,563,950
                                                          ----------------------
                                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of year                    $     2,116,016        $     2,026,932        $     4,470,185
                                                          ====================== ====================== =====================

See accompanying notes.


                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.       Going Concern

To date, the Company has generated operating losses, has experienced an extremely lengthy sales cycle for its products and has been required to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash at the rate used during 1999, the Company would deplete its existing cash reserves in the second quarter of 2000. Although the Company has taken steps to reduce its operating expenses and believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations during 2000, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations.

Management's plan include increased sales with new customer relationships established during 1999, sales growth through deployment of existing product offerings to new customers, deployment of a recently developed Internet product, and continued cost curtailment. In addition, the Company believes it is due significant amounts related to a development contract and certain other amounts and is pursuing collection on these balances. The Company also has several patents which management would consider selling, if necessary. Additionally, management intends to continue discussions with investment bankers and venture capital firms regarding additional financing.

2.       The Company

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

Since its formation the Company has concentrated its product development efforts primarily on a "closed loop" electronic commerce system that utilizes its proprietary Decisys/RT technology and enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels for their products and services, thereby increasing assets and revenues and broadening customer relationships while reducing their operating and infrastructure costs.

The Company has developed several products which utilize its DeciSys/RT technology to process certain types of loans with little or no human intervention. The Company's iDEAL System allows the automated decisioning and processing of automobile loans originating at an automobile dealership. Similar to iDEAL, the Company's e-xpertLender System allows the automated decisioning and processing of loans originating at bank or other financial institution branches. The Company's Automated Loan Machine ("ALM") which is similar in appearance to an automated teller machine allows consumers to apply for, and if approved, receive a loan, including the loan proceeds and underlying documentation in as little as 10 minutes.

3.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Affinity Technology Group, Inc. and its subsidiaries, Affinity Bank Technology Corporation, Affinity Clearinghouse Corporation, Affinity Credit Corporation, Affinity Processing Corporation ("APC"), Affinity Mortgage Technology, Inc., decisioning.com and Multi Financial Services, Inc. and its wholly owned subsidiary Surety Mortgage, Inc., ("Surety"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

The Company classifies its investments as held to maturity or available for sale. At December 31, 1999 the Company's investments of approximately $1,475,000 were all classified as held to maturity. Investments consist of investments in certificates of deposit, or other similar money market investments with maturities of less than three months. The Company had no unrealized holding gains or losses associated with investments classified as available for sale during the years ended December 31, 1999, 1998 and 1997.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, net investment in sales-type leases, accounts payable and notes payable approximate their fair values. Fair values of investments are based on quoted market prices.

Inventories

Inventories at December 31, 1999 and 1998 are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

Other Current Assets

Other current assets at December 31, 1999 consisted of deferred contract costs of $329,266, prepaid expenses of $275,954 and interest receivable of $21,134. At December 31, 1998, other current assets consisted of deferred contract costs of $810,457, prepaid expenses of $418,781 and interest receivable of $120,757.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) was approximately $1,807,000, $1,893,000 and $1,799,000 during 1999,
1998 and 1997, respectively.


                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

3.       Summary of Significant Accounting Policies (continued)

Software Development Costs

Costs incurred in the development of software, which is incorporated as part of the Company's products or sold separately, are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers. The net realizable value of unamortized capitalized costs is periodically evaluated and, to the extent such costs exceed the net realizable value, unamortized amounts are reduced to net realizable value.

Amortization of capitalized software development was approximately $342,000, $82,000 and $65,000 during 1999, 1998 and 1997, respectively. In 1999, capitalized software development costs were written down by approximately $370,000 to net realizable value.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In the event of such, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Based on the anticipated cash flows from the Company's business plan, management believes that no impairment writedown is required for long-lived assets for the year ended December 31, 1999.

Intangible Assets

Intangible assets arising from the excess of cost over acquired assets are amortized by the straight line method over their estimated useful life of ten years. Intangible assets, primarily goodwill, consisted of approximately $1,470,000 which was recorded in conjunction with the acquisition of Buy American, Inc. and Project Freedom, Inc. (see Note 8), and approximately $1,400,000 which was recorded in conjunction with the exchange of APC common stock for ATG common stock. See "Minority Investor" below. Accumulated amortization associated with these intangible assets approximated $661,000 and $373,000 at December 31, 1999 and 1998, respectively.

Minority Investor

An unrelated third party exchanged 240,570 shares of APC common stock for 666,667 shares of ATG Common Stock on May 21, 1997. The exchange was accounted for as a purchase of minority interest in a majority owned subsidiary. The fair market value of the ATG Common Stock at the time of the exchange was approximately $1,600,000. The unrelated third party had previously acquired the shares of APC common stock for aggregate consideration of $125,000, and 90,988 shares of APC convertible preferred stock, which was acquired for aggregate consideration of $75,000. These holdings represented a 24.9% minority interest in APC at the date of exchange.



                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

3.       Summary of Significant Accounting Policies (continued)

Software Revenue Recognition

The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP
97-2"), as amended, effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during 1999 or 1998 associated with contracts subject to SOP 97-2 guidance.

Revenue Recognition

Transaction fees - Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees revenue represented approximately 19%, 28% and 13% of total revenue during 1999, 1998 and 1997, respectively.

Mortgage processing services - Surety engages in mortgage brokerage activities which generally involve originating, processing, and selling mortgage loan products to outside investors. Surety originates and/or processes mortgage loans directly with consumers or on behalf of correspondents and immediately sells such loans to investors that sponsor the loan programs offered by Surety. Surety only offers loans that will be acquired by the investors under such programs. Upon making the loan commitment to the borrower, Surety immediately receives a commitment from an investor to acquire the loan upon closing. Loan origination fees include gains on sales of mortgage loans to investors and loan origination fees received for originating and processing the loan. Loan origination fees and all direct costs associated with originating loans are recognized at the time the loans are sold.

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

Patent licensing - The Company recognizes revenue from patent licensing activities pursuant to the provision of each license agreement which specify the periods to which the related license and corresponding revenue applies.

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

Deferred revenues - Deferred revenues relate to unearned revenue on ALM leases and certain other amounts billed to customers for which acceptance of the underlying product or service is not fully complete.

Cost of Revenues

Cost of revenues consists of costs associated with initial set-up, transaction fees, sales and rental revenues, professional services and mortgage processing services. Additionally, contract loss provisions are charged to cost of revenues. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. The Company did not deploy any ALMs during 1999 and deployments were insignificant in 1998 and no costs were incurred in 1999 and 1998 in association with initial set-up revenue recognized. Labor and other direct costs associated with initial set-up fees were approximately $232,000 for the year ended December 31, 1997. Costs associated with transaction fees includes the direct costs incurred by the Company related to transactions it processes for its customers. Costs of transaction fees approximated $209,000, $389,000 and $328,000 in 1999, 1998 and 1997, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled approximately $446,000, $380,000 and $1,041,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct and allocation of indirect costs associated with professional services totaled approximately $573,000, $204,000 and $524,000 for the years ended December 31, 1999, 1998, and 1997 respectively. Costs associated with mortgage processing services include direct costs associated with originating and processing mortgage loans and totaled approximately $194,000 and $193,000 for the years ended December 31, 1999 and 1998, respectively. Prior to 1998 the Company did not perform services of this nature. Costs of patent license revenues consist of commissions paid by the Company to its patent licensing agent and totaled $64,500 in 1999. In 1999 and 1998, the Company recorded contract loss provisions of approximately $775,000 and $480,000, respectively.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The pro forma effect on net income and earnings per share were not material for the years ended December 31, 1999, 1998 and 1997. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $77,000, $193,000 and $1,488,000 during 1999, 1998 and 1997, respectively.

Net Loss Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for fiscal years ending after December 15, 1997, which superseded Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB 15"). SFAS 128 changed the method used to compute earnings per share and requires companies to restate all prior periods where applicable. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are to be excluded. The Company adopted SFAS 128 in 1997 and all net loss per share of Common Stock amounts presented have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS 128. Stock warrants and stock options are not included in the calculation of dilutive loss per common share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be antidilutive.

Income Taxes

Deferred income taxes are calculated using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Concentrations of Credit Risk

The Company markets its products and services to financial institutions throughout the United States. The Company performs ongoing credit evaluations of customers and retains a security interest in leased equipment related to sales-type leases.

Segment Information

The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in its financial statements for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way that companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers as well as the reporting of selected information about operating segments in interim financial reports to stockholders. In accordance with management's oversight of the Company's operations, the Company conducts its business within one industry segment - financial services technology.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts in 1998 and 1997 have been reclassified to conform to 1999 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

4.       Sales-Type and Operating Leases

The components of the net investment in sales-type leases are as follows:

                                                                          December 31,

                                                                    1999                 1998
                                                             -------------------- -------------------
  Total minimum lease payments receivable                         $ 628,081         $   1,244,355
  Less unearned interest income                                     (53,766)             (135,616)
                                                             -------------------- -------------------
  Net investment in sales-type leases                             $ 574,315         $   1,108,739
                                                             ==================== ===================
  Net investment in sales-type leases is classified as:

     Current                                                      $ 324,485         $     534,302
     Non-current                                                    249,830               574,437
                                                             -------------------- -------------------
                                                                  $ 574,315         $   1,108,739
                                                             ==================== ===================


             Notes to Consolidated Financial Statements (continued)

4.       Sales-Type and Operating Leases (continued)

Future minimum lease payments to be received on sales-type leases at December 31, 1999 are as follows:
                                                             Sales-Type

                                                             -----------------
                   2000                                      $        364,441
                   2001                                               257,676
                                                             -----------------
                                                             $        628,081
                                                             =================

5.       Inventories

Inventories consist of the following:

                                                                           December 31,

                                                                     1999                 1998
                                                              -------------------- -------------------
Electronic parts and other components                           $      976,345       $    1,062,180
Work in process                                                      1,189,766            1,207,915
Finished goods                                                         772,407              880,145
                                                              -------------------- -------------------
                                                                     2,938,518            3,150,240
Reserve for obsolescence                                            (1,713,986)          (1,095,698)
                                                              -------------------- -------------------
                                                                $    1,224,532       $    2,054,542
                                                              ==================== ===================

6.       Property and Equipment

Property and equipment consists of the following:

                                                                            December 31,

                                                                     1999                 1998
                                                              -------------------- --------------------
ALM equipment leased to others under operating leases           $      424,518       $      676,326
Data processing equipment                                            2,594,052            2,622,410
Demonstration equipment                                              1,080,259              687,632
Office furniture and fixtures                                        2,337,307            2,359,147
Automobiles                                                             72,003               72,003
Purchased software                                                   2,173,584            2,164,463
                                                              -------------------- --------------------
                                                                     8,681,723            8,581,981
Less accumulated depreciation and amortization                      (5,759,953)          (4,070,057)
                                                              --------------------
                                                                                   --------------------
                                                                $    2,921,770       $    4,511,924
                                                              ==================== ====================

Accumulated  depreciation  of ALM equipment  leased to others was  approximately
$394,000 and $455,000 at December 31, 1999 and 1998, respectively.


                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

7.       Notes Payable

During June 1998, Surety entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. There were no outstanding borrowings under the Loan Warehousing Agreement as of December 31, 1999 and outstanding borrowings at December 31, 1998 were $141,480 bearing an interest rate of 8.25%.

8.        Stockholders' Equity

Preferred Stock

Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 1999 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 1999, approximately 200,000 options were exercisable. At December 31, 1999, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 6.8 years. This plan closed during April 1996.

In April 1996, the Company adopted the 1996 Incentive Stock Option Plan. Under the terms of both plans, incentive options may be issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term.

In addition, the 1996 Stock Option Plan was amended and restated effective May 28, 1999, to increase the number of shares of common stock available for issuance from 1,900,000 to 2,900,000 and to permit non-employee directors to participate in the 1996 Stock Option Plan. As a result of the amendment, non-employee directors will receive options to purchase 5,000 shares of Common Stock of the company on the 5th business day after each annual shareholder meeting.




                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

8.       Stockholder's Equity (continued)

A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                                                            Options Outstanding

                                                                   ---------------------------------------
                                                     Shares                             Weighted Average
                                                   Available             Number               Price
                                                   for Grant            of Shares           Per Share

      1995 Stock Option Plan

      Balance at December 31, 1996                             -           1,633,142          $0.44
      Options canceled/forfeited                               -            (426,544)         $0.44
      Options exercised                                        -            (319,202)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1997                             -             887,396          $0.44
      Options canceled/forfeited                               -            (175,642)         $0.44
      Options exercised                                        -              (9,540)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1998                             -             702,214          $0.44
      Options canceled/forfeited                               -             (69,324)         $0.44
      Options exercised                                        -            (387,076)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1999                             -             245,814          $0.44
                                               =================== ==================== ==================

      1996 Stock Option Plan

      Balance at December 31, 1996                     1,802,500              97,500         $11.88
      Options granted                                   (744,225)            744,225          $6.07
      Options canceled/forfeited                         125,525            (125,525)         $7.17
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1997                     1,183,800             716,200          $6.66
      Options granted                                 (1,544,255)          1,544,255          $1.03
      Options canceled/forfeited                         636,805            (636,805)         $5.63
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1998                       276,350           1,623,650          $1.55
      Shares reserved                                  1,000,000                   -            -
      Options granted                                   (235,200)            235,200          $1.52
      Options canceled/forfeited                         316,310            (316,310)         $1.20
      Options exercised                                        -              (2,000)         $0.91
                                               ------------------- -------------------- ------------------
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1999                     1,357,460           1,540,540          $1.63
                                               =================== ==================== ==================

A summary of stock options exercisable and stock options outstanding under the 1996 Option Plan is as follows:

                                                   1996 Stock Option Plan

                                Options Exercisable                                Options Outstanding
                                at December 31, 1999                               At December 31, 1999
                      ========================================= ===========================================================

                      ----------------------------------------- -----------------------------------------------------------
                      -------------------- -------------------- -------------------- -------------------- -----------------
                                                                                                              Weighted

                                                Weighted                                  Weighted            Average

       Range of                                  Average                                   Average           Remaining
       Exercise             Number                Price               Number                Price           Contractual
        Prices            Exercisable           Per Share           Outstanding           Per Share         Life (years)
  ------------------- -------------------- -------------------- -------------------- -------------------- -----------------
  ------------------- -------------------- -------------------- -------------------- -------------------- -----------------
    $0.50 - $0.94           220,585               $0.90              1,097,865              $0.90               8.6
    $1.50 - $3.75           45,219                $3.35               335,450               $2.21               8.8
    $6.75 - $7.38           42,690                $7.34               107,205               $7.34               7.0
                      --------------------                      --------------------
    $0.50 - $7.38           308,494               $2.15              1,540,520              $1.63               8.5
                      ====================                      ====================

The Company has recorded in 1996 and 1995 deferred compensation expense totaling approximately $5,492,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. During 1997, the Company adjusted the deferred compensation expense to reflect actual compensation expense earned by terminated employees. The Company continues to amortize the deferred compensation of the remaining individuals still employed by the Company over the vesting period of the individual's options. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 1999, 1998 and 1997 totaled approximately $156,000, $599,000 and $481,000, respectively.

During July 1998, independent of the 1995 and 1996 Incentive Stock Option Plans and in connection with the employment of the President and Chief Executive Officer of the Company, the Company issued an option to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.94 per share. The exercise price equaled the estimated fair market value on the date of grant and the vesting of this option was ratable over a 60 month term. The President and Chief Executive Officer resigned on January 10, 2000 and the option was terminated. Also in conjunction with the President and Chief Executive Officer's resignation and the termination of his option to purchase 250,000 shares of Common Stock of the Company, the Company's Board of Directors voted to accelerate the vesting of options granted under the 1996 Stock Option Plan to purchase 50,000 shares of the Common Stock of the Company.


                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

8.                Stockholder's Equity (continued)

During 1994 and 1995, in connection with the execution of employment agreements with two executive officers and a consulting agreement with one of the Company's directors, the Company sold 4,155,200 shares of restricted common stock to the officers and directors for nominal consideration. Under the terms of the agreements, up to 764,048 of the shares were subject to repurchase by the Company based on cost on a sliding scale over a 60 month term (resulting in a reduced number of shares subject to repurchase) if the related employment arrangements terminated. During 1997 the two officers terminated their employment and the Company repurchased 643,066 shares pursuant to the provisions of the employment agreements.

During 1996, 40,000 performance based stock options were awarded in connection with an employment agreement of a key employee. Under the terms of this agreement, these options lapsed since the Company did not meet certain 1997 operating results. In addition, of the total options granted during 1997, 131,100 were performance based stock options awarded in connection with employment agreements with key employees. Under the terms of these agreements, 84,000 lapsed during 1997 and 47,100 lapsed during 1998 because the required performance measures were not met.




                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

8.       Stockholder's Equity (continued)

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



                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

9.       Acquisition

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

     The restricted common stock issued in association with the acquisition was subject to a call option by the Company and put option by the sellers. The Company had a single option to repurchase any or all shares of restricted common stock at a price of $5.78 per share. The sellers of Buy American, Inc. and Project Freedom, Inc. had a single option to sell any or all the shares of restricted common stock to the Company at a price of $3.47 per share. In April 1999, the Company and sellers of Buy American, Inc. and Project Freedom, Inc. cancelled the call and put options.

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

10.      Leases

The Company has noncancelable operating leases for the rental of its offices and ALM assembly operations. Future minimum lease payments under these leases at December 31, 1999 are as follows:

                                         2000                     $   728,858
                                         2001                         428,387
                                                            -------------------
                                         Total                      $1,157,245
                                                            ===================

In 1999, 1998 and 1997 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $903,000, $915,000 and $799,000, respectively. Additionally, in 1999 the Company recorded approximately $449,000 for excess rent capacity as other operating expense.

11.      Income Taxes

As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $52,261,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                          December 31,

                                                    1999                 1998
                                            --------------------- --------------------
    Deferred tax assets:
       Net operating loss carryforwards     $         19,493,400  $        15,860,400
       Inventory valuation reserve                       639,300              415,900
       Capital leases                                          -              343,800
       Other                                             374,100              156,600
                                            --------------------- --------------------
    Total deferred tax assets                         20,506,800           16,276,700
                                            --------------------- --------------------
    Deferred tax liabilities:
       Capitalized software costs                      (447,200)            (673,000)
       Depreciation                                    (154,900)            (301,600)
       Other                                           (113,300)                    -
                                            --------------------- --------------------
                                            --------------------- --------------------
    Total deferred tax liabilities                     (715,400)            (974,600)
                                            --------------------- --------------------
    Less:
       Valuation allowance                                               (15,302,100)
                                  (19,791,400)

                                            --------------------- --------------------
    Total net deferred taxes                            $      -             $      -
                                            ===================== ====================

The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 1999 and 1998, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS
109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception.

12.      Segment Information

The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. One customer accounted for 35%, 49% and 48% of revenues in 1999, 1998 and 1997, respectively. Two other customers accounted for 20% of revenues in 1997. See Note 3 "Summary of Significant Accounting Policies
- Deferred Revenue." All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.




                Affinity Technology Group, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

13.      Other Related Party Transactions

The Company had leased ALMs to a bank which holds a warrant to acquire shares of common stock of the Company. See Note 8. The Company had installed and otherwise delivered a number of ALMs on behalf of the bank during 1996 and 1995. In 1998, pursuant to a termination agreement executed between the bank and the Company, amounts due the Company totaling approximately $505,000 were settled in consideration of a $50,000 payment and the return of the ALMs to the Company. The amount due the Company was charged to the allowance for doubtful accounts of as of December 31, 1998. The bank also provided financing for the Company in the form of an unsecured loan preceding the Initial Public Offering and provided lease financing for a small portion of ALM hardware.

During February 1998, Surety entered into an agreement with Resource Bancshares Mortgage Group, Inc. ("RBMG"), pursuant to which the Company will underwrite and process mortgage loans in accordance with guidelines specified by RBMG. The Company receives a fee from RBMG for the underwriting and processing services performed. During 1999, the Company processed and sold to RBMG approximately $12,369,000 in mortgage loans resulting in approximately $286,000 in revenue for the Company. The Chairman of the Board and Chief Executive Officer of RBMG during 1999 is a member of the Company's Board of Directors.

14.      Commitments and Contingent Liabilities

As of December 31, 1999 Surety had $1,062,600 in commitments outstanding to originate and sell mortgage loans. Commitments to originate mortgage loans represent mortgage loan applications where the borrower has locked in the interest rate. Commitments to sell mortgage loans to investors represent optional commitments to sell mortgage loans at a future date and at a specified price.

The Company is subject to legal actions from time to time which have arisen in the ordinary course of business. A certain claim was filed by a plaintiff who claimed certain rights, damages or interests incidental to the Company's formation and development. In accordance with such claim, a jury returned a verdict against the Company. The plaintiff has been granted a new trial and the Company is appealing such grant. Additionally, a former employee has filed suit against the Company alleging breach of contract and non-payment of wages. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses to such actions.



15.      Quarterly Results of Operations (Unaudited)

                                First              Second                Third              Fourth
                               Quarter             Quarter              Quarter             Quarter
                          ------------------ -------------------- -------------------- ------------------
                          ------------------ -------------------- -------------------- ------------------

   Fiscal year ended
   December 31, 1999

   Net sales                      $ 325,959          $ 1,168,352            $ 879,581           $501,009
   Gross Profit                     156,131              137,676               30,618            288,008
   Net loss                     (2,453,711)          (2,512,132)          (3,305,997)        (3,822,796)
   Net loss per share -
   basic and diluted                 (0.08)               (0.08)               (0.11)             (0.13)

   Fiscal year ended
   December 31, 1998

   Net sales                    $ 1,099,979             $639,244             $442,337           $474,699
   Gross Profit                     664,205              423,527              215,044          (291,169)
   Net loss                     (2,996,475)          (4,532,076)          (3,564,952)        (3,779,498)
   Net loss per share -
   basic and diluted                 (0.10)               (0.15)               (0.12)             (0.13)

Gross profit in the second quarter of 1999, the third quarter of 1999 and the fourth quarter of 1998 have been adjusted from amounts previously reported to reflect the reclassification of contract loss provisions as a component of cost of revenues. Previously reported amounts were $396,530, $547,110 and $188,190, respectively. The sum of net loss per share for the first through fourth quarters of 1999 differs from the annual results due to the effect of rounding quarterly results.



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2000 under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11. Executive Compensation

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2000 under the caption "Executive Compensation", which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2000 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2000 under the caption "Certain Transactions" which is incorporated by reference herein.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
i.  Consolidated  Balance Sheets as of December 31,
1999 and 1998.
ii.  Consolidated  Statement of  Operations  for the years ended
December 31, 1999, 1998 and 1997.
iii. Consolidated  Statements of Stockholders'
Equity for the years ended December 31, 1999, 1998 and 1997.
iv. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
v. Notes to the Consolidated Financial Statements for the years ended December 31, 1999, 1998, and 1997.

(2)      Schedule II - See additional sections of this Report.
                  No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

         (3)      Exhibits:

   Exhibit Number     Description

--------------------- ------------------------------------------------------------------------------------------------
        3.1           Certificate of Incorporation of Affinity  Technology Group, Inc., which is hereby  incorporated by reference to Exhibit 3.1 to the Registration  Statement on Form S-1 of Affinity Technology
                      Group, Inc. (File No. 333-1170).
        3.2           Bylaws of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated  by  reference  to
                        Exhibit 3.2 to the  Registration  Statement on Form S-1 of Affinity  Technology  Group,  Inc.
                        (File No. 333-1170).
        4.1           Specimen  Certificate of Common Stock which is hereby  incorporated by reference to Exhibit 4.1 to the  Registration  Statement  on Form S-1 of Affinity  Technology  Group,  Inc.  (File No.
                        333-1170).
        4.2           Warrant to Purchase  Common Stock of Affinity  Technology  Group,  Inc. dated November 8, 1995, for the purchase,  subject to certain conditions,  of up to 6,666,340 shares of Common Stock, which is hereby  incorporated  by reference to Exhibit 4.7 to the  Registration  Statement on
                        Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.3           Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity  Technology Group, Inc., as
                        amended,  and Article II, Sections 3, 9, and 10 of the By-laws of Affinity  Technology Group,
                        Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively.
        10.1          Letter  Agreement,  dated March 13, 1995,  between Affinity  Technology Group, Inc. and Alan H.
                        Fishman,  which is hereby  incorporated  by  reference  to Exhibit  10.6 to the  Registration
                        Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.2*          Form of Stock  Option  Agreement  (1995 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.7 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.3*          Form of Stock  Option  Agreement  (1996 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.8 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.4*          Form of Stock Option Agreement  (Directors' Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.9 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.5*          1995 Stock Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10.10 to the Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.6*          Amended and  Restated  1996 Stock  Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10 to the Quarterly  Report on Form 10-Q for the
                        quarter ended September 30, 1999.
       10.7*          Non-Employee  Directors' Stock Option Plan of Affinity  Technology Group, Inc., which is hereby incorporated  by  reference  to Exhibit  10.12 to the  Registration  Statement on Form S-1 of
                        Affinity Technology Group, Inc. (File No. 333-1170).
        10.8          Stock Rights  Agreement,  dated October 20, 1995,  between Affinity  Technology Group, Inc. and certain  investors,  which is  hereby  incorporated  by  reference  to  Exhibit  10.15 to the
                        Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.9*          Declaration of First Amendment to 1995 Stock Option Plan of Affinity Technology Group, Inc.
       10.10*         Nonqualified  Stock Option Agreement,  dated as of July 29, 1998,  between Affinity  Technology
                        Group,  Inc  and  R.  Murray  Smith,   which  is  hereby incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q of Affinity  Technology  Group, Inc.for the quarter ended September
                        30, 1998.
         21           Subsidiaries of Affinity Technology Group, Inc.
        23.1          Consent of Independent Auditors.
         27           Financial Data Schedule.


* Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K filed in the 4th quarter of 1999:

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

Affinity Technology Group, Inc.

Date:    March 30, 2000              By:   /s/  Joseph A. Boyle
                                           --------------------
                                           Joseph A. Boyle
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                          Title                                               Date

    ----------------------------------- --------------------------------------------------- ---------------------


    /s/ Joseph A. Boyle                                                                     March 30, 2000
    -----------------------------------
    Joseph A. Boyle                     President, Chief Executive and Chief Financial
                                        Officer (principal executive and financial officer)


    /s/  Alan H. Fishman                                                                    March 30, 2000
    -----------------------------------
    Alan H. Fishman                     Director


    /s/  Robert M. Price, Jr.                                                               March 30, 2000
    -----------------------------------
    Robert M. Price, Jr.                Director


    / /  Edward J. Sebastian                                                                March 30, 2000
    -----------------------------------
    Edward J. Sebastian                 Director


    /s/  R. Murray Smith                                                                    March 30, 2000
    -----------------------------------
    R. Murray Smith                     Director


    / /  Peter R. Wilson, Ph.D.                                                             March 30, 2000
    -----------------------------------
    Peter R. Wilson, Ph.D.              Director


    /s/  S. Sean Douglas                                                                    March 30, 2000
    -----------------------------------
    S. Sean Douglas                     Vice President and Controller
                                        (principal accounting officer)


Schedule II - Valuation and Qualifying Accounts

---------------------------------------- ------------------- ------------------------------------ ------------------- -------------
                 COL.A                        COL. B.                      COL. C                       COL. D             COL. E

---------------------------------------- ------------------- ------------------------------------ -------------------  ------------

                                                             ------------------------------------
                                                             ------------------ -----------------
                                                                                   Charged to

                                             Balance at      Charged to Costs    Other Accounts

                                            Beginning of       and Expenses        - Describe     Deductions-Describe  Bal. at end
              Description                      Period                                                                    of Period
---------------------------------------- ------------------- ------------------ ----------------- ------------------- -------------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts               $ 45,513         $ 60,000                        $       437 (1)           $ 105,076
                                                                                $
                                                                                -
Reserve for inventory obsolescence           1,095,698            694,940                             76,652 (2)          1,713,986
                                                                                       -

YEAR ENDED DECEMBER 31,
    1998

Reserves and allowances deducted from asset accounts:

    Allowance for doubtful                 $  400,120          $   370,000      $         -      $  724,607  (1)     $    45,513
       accounts
    Reserve for inventory                     173,007            1,060,000                -      $  137,309  (2)       1,095,698
       obsolescence

YEAR ENDED DECEMBER 31,
    1997

Reserves and allowances deducted from asset accounts:

    Allowance for doubtful                 $  198,987          $  456,841       $         -      $   255,708  (1)    $  400,120
       accounts
    Reserve for inventory                      20,000             230,000                   -         76,993  (2)       173,007
       obsolescence

[FN]


(1)      Uncollectible accounts written off, net of recoveries.
(2)      Obsolete parts written off.


Exhibit Index

Exhibit Number           Description

------------------------ --------------------------------------------------------------------------------------------
21                       Subsidiaries of Affinity Technology Group, Inc.
23.1                     Consent of Ernst & Young LLP
27                       Financial Data Schedule





Exhibit 21 - Subsidiaries of Affinity Technology Group, Inc.

         Name                               Jurisdiction of Incorporation               Percent Owned

Affinity Bank Technology Corporation                 Delaware, USA                               100%

Affinity Clearinghouse Corporation                   Delaware, USA                               100%

Affinity Credit Corporation                          Delaware, USA                               100%

Affinity Processing Corporation                      Delaware, USA                               100%

Affinity Mortgage Technology Corporation             Delaware, USA                               100%

decisioning.com, inc.                                Delaware, USA                               100%

Multi Financial Services, Inc.                       Delaware, USA                               100%

Surety Mortgage, Inc.                                Delaware, USA                               100%





Exhibit 23.1 - Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc. 1995 Stock Option Plan, 1996 Stock Option and the Non-Employee Directors' Stock Option Plan, of our report dated March 29, 2000, with respect to the consolidated financial statements of Affinity Technology Group, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                                                          /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 30, 2000



Exhibit 27 - Financial Data Schedule

This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements for the year ended December 31, 1999 and is qualified in its entirety by reference to such statements.