Form 10-Q
period 2000-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2000-05-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2000 Commission file number: 0-28152

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

30,018,653 shares of Common Stock, $0.0001 par value, as of May 1, 2000.

         The information required by Part I of this Form 10-Q is not filed herewith pursuant to Rule 12b-25 under the Securities Exchange Act of 1934.



Part I.  Financial Information

        The information required by Part I of this Form 10-Q is not filed herewith pursuant to Rule 12b-25 under the Securities Exchange Act of 1934.


Part II. Other Information

Items 3, 4 and 5 are not applicable.

Item 1.  Legal Proceedings

         On April 18, 2000, the Company filed a lawsuit against The Dime Savings Bank of New York, FSB ("The Dime") and Hudson United Bancorp ("Hudson") in The United States District Court for the district of South Carolina, Columbia
Division. The lawsuit arises out of the Company's contract with The Dime relating to the development of a system to process and automate decisioning of automobile loans, which contract was acquired by The Dime in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N.A. In the Company's complaint, the Company alleges breach of contract by The Dime and intentional interference with the contract by Hudson, which attempted to merge with The Dime earlier this year. The lawsuit also contains a civil conspiracy claim against both Dime and Hudson, and seeks actual and punitive damages against both defendants.

Item 2.  Changes in Securities and Use of Proceeds.

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)           The  Company's  registration  statement  on  Form  S-1  (File  No.
              333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $0.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of March 31, 2000, the Company has used net proceeds of $60,088,000 from the offering as follows:

                                                           Direct  or  indirect   payments  to
                                                           directors,     officers,    general
                                                           partners  of the  issuer  or  their
                                                           associates;  to persons  owning ten
                                                           percent  or  more of any  class  of
                                                           equity  securities  of the  issuer;         Direct or indirect
                                                           and to affiliates of the issuer.            payments to others
                                                           ------------------------------------    ---------------------------
Construction of plant, building and facilities                                                              $         -
Purchase and installation of machinery and equipment                                                          5,689,000
Purchase of real estate                                                                                               -
Acquisition of other business(es)                                                                               300,000
Repayment of indebtedness                                                    $      771,000 1                 1,000,000
Working capital                                                                                              33,059,000
Temporary investments:
     US Treasury obligations                                                                                          -
     Commercial paper                                                                                                 -
     Money market / cash                                                                                      1,715,000
Other purposes

     Marketing                                                                                                4,537,000
     Research & development                                                                                  10,776,000
     Purchase of software                                                                                     2,241,000
1  Reflects  the  repayment  of debt owned to  Carolina  First  Corporation,  as described under the caption "Use of Proceeds" in the Company's Prospectus, dated
April 25, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         None

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle

     Joseph A. Boyle

     President, Chief Executive Officer and Chief Financial Officer
       (principal executive and financial officer)

Date:  May 15, 2000