Form 10-Q/A
period 2000-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2000-05-22
CIK 1007508

The following Items were
                                                    the subject of a Form 12b-25
                                                    and are included herein:
                                                    Part I, Items 1,2 and 3

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

                      Condensed Consolidated Balance Sheets


                                                                                March 31,
                                                                                  2000                  December 31,
                                                                              (Unaudited)                   1999
                                                                        ------------------------- --------------------------
Assets
Current assets:

  Cash and cash equivalents                                               $      1,715,497                  $   2,116,016
  Investments                                                                            -                      1,474,949
  Accounts receivable, less allowance for doubtful accounts of
    $115,576 and $105,076 at March 31, 2000 and December 31, 1999,
    respectively                                                                 1,353,013                        713,644
  Net investment in sales-type leases - current                                    315,783                        324,485
  Inventories                                                                    1,200,771                      1,224,532
  Other current assets                                                             596,645                        626,354
                                                                        ------------------------- --------------------------
Total current assets                                                             5,181,709                      6,479,980

Net investment in sales-type leases - non-current                                  172,089                        249,830
Property and equipment, net                                                      2,547,557                      2,921,770
Software development costs, less accumulated amortization of $436,407
    and $368,033 at March 31, 2000 and December 31, 1999, respectively           1,103,561                      1,199,053
Other assets                                                                     2,204,774                      2,278,895
                                                                        ------------------------- --------------------------
Total assets                                                               $    11,209,690                 $   13,129,528

                                                                        ========================= ==========================
Liabilities and stockholders' equity Current liabilities:

  Accounts payable                                                         $        54,707                 $      215,897
  Accrued expenses                                                               1,063,261                      1,548,135
  Notes payable                                                                    125,352                              -
  Current portion of deferred revenue                                               71,375                         78,710
                                                                        ------------------------- --------------------------
Total current liabilities                                                        1,314,695                      1,842,742

Deferred revenue                                                                   817,954                        615,806
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock, par value $0.0001; authorized 60,000,000 shares, issued 32,177,091 and 31,961,956 shares at March 31, 2000 and
   December 31, 1999, respectively                                                   3,218                          3,196
  Additional paid-in capital                                                    69,581,217                     69,394,954
  Deferred compensation                                                           (117,990)                      (163,167)
  Treasury stock, at cost (2,167,078 and 2,163,556 shares at March
    31, 2000 and December 31, 1999, respectively)                               (3,505,061)                    (3,490,819)
  Accumulated deficit                                                          (56,884,343)                   (55,073,184)
                                                                        ------------------------- --------------------------
Total stockholders' equity                                                       9,077,041                     10,670,980
                                                                        ------------------------- --------------------------
Total liabilities and stockholders' equity                                  $   11,209,690                 $   13,129,528
                                                                        ========================= ==========================

See accompanying notes.




                Affinity Technology Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,

                                                                                  2000                      1999
                                                                        ------------------------- --------------------------
Revenues:
   Transactions                                                             $      161,796        $          123,546
   Mortgage processing services                                                     73,861                   113,399
   Sales and rental                                                                  3,000                     4,750
   Professional services                                                            10,000                         -
   Patent license fees                                                              25,000                         -
   Other income                                                                     79,460                    84,264
                                                                        ------------------------- --------------------------
                                                                                   353,117                   325,959
Costs and expenses:
   Cost of revenues                                                                111,327                   169,828
   Research and development                                                        329,933                   299,125
   Selling, general and administrative expenses                                  1,772,890                 2,431,682
                                                                        ------------------------- --------------------------
       Total costs and expenses                                                  2,214,150                 2,900,635
                                                                        ------------------------- --------------------------
Operating loss                                                                  (1,861,033)               (2,574,676)
Interest income                                                                     49,874                   120,965
                                                                        ------------------------- --------------------------
Net loss                                                                     $  (1,811,159)       $       (2,453,711)
                                                                        ========================= ==========================
Net loss per share - basic and diluted                                       $          (0.06)    $               (0.08)


                                                                        ========================= ==========================
Shares used in computing net loss per share                                      29,872,823              29,639,351
                                                                        ========================= ==========================


See accompanying notes.




                Affinity Technology Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                        Three months ended
                                                                                            March 31,

                                                                                 2000                       1999
                                                                       -------------------------- --------------------------
Operating activities

Net loss                                                                    $  (1,811,159)           $    (2,453,711)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                 567,408                    563,268
    Amortization of deferred compensation                                          45,177                     30,457
    Provision for doubtful accounts                                                15,000                     15,000
    Inventory valuation allowance                                                  30,000                     30,000
    Deferred revenue                                                              194,813                    (35,858)
    Other                                                                          (1,794)                         -
    Changes in current assets and liabilities:
       Accounts receivable                                                       (654,369)                   191,402
       Net investment in sales-type leases                                         86,443                    128,845
       Inventories                                                                 (6,239)                     9,779
       Other current assets                                                        28,837                   (277,801)
       Accounts payable and accrued expenses                                     (646,064)                    46,905
                                                                       -------------------------- --------------------------
Net cash used in operating activities                                          (2,151,947)                (1,751,714)

Investing activities

Purchases of property and equipment, net                                          (20,916)                   (25,221)
Software development costs                                                              -                    (78,061)
Sales of short term investments, net                                            1,474,949                  2,673,601
                                                                       -------------------------- --------------------------
Net cash provided by investing activities                                       1,454,033                  2,570,319

Financing activities

Proceeds from notes payable                                                       125,352                          -
Payments on notes payable                                                               -                   (141,480)
Exercise of options                                                               172,043                     20,804
                                                                       -------------------------- --------------------------
Net cash provided by (used in) financing activities                               297,395                   (120,676)
                                                                       -------------------------- --------------------------
Net (decrease) increase in cash                                                  (400,519)                   697,929
Cash and cash equivalents at beginning of period                                2,116,016                  2,026,932
                                                                       -------------------------- --------------------------
Cash and cash equivalents at end of period                                 $    1,715,497            $     2,724,861
                                                                       ========================== ==========================

See accompanying notes.



Notes to Condensed Consolidated Financial Statements

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

         Management's plan includes increased sales with new customer relationships established during 1999 and in the first quarter of 2000, sales growth through deployment of existing product offerings to new customers, deployment of a recently developed Internet product, and continued cost curtailment. In addition, the Company believes it is due significant amounts related to a development contract and certain other amounts and is pursuing collection on these balances. The Company also has several patents which management would consider selling, if necessary. Additionally, management intends to continue discussions with investment bankers and venture capital firms regarding additional financing.

2.       Basis of Presentation

         The accompanying unaudited financial statements of Affinity Technology Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999.

         In accordance with management's oversight of the Company's operations, the Company conducts its business within one industry segment - financial services technology.

         Certain amounts in 1999 have been reclassified to conform to 2000 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.       Inventories

         Inventories consist of the following:

                                                                         March 31,                December 31,
                                                                            2000                      1999
                                                                  ------------------------- -------------------------
         Electronic parts and other components                        $       866,427           $       976,345
         Work in process                                                    1,192,712                 1,189,766
         Finished goods                                                       779,456                   772,407
                                                                  ------------------------- -------------------------
                                                                            2,838,595                 2,938,518
         Reserve for obsolescence                                          (1,637,824)               (1,713,986)
                                                                  ------------------------- -------------------------
                                                                      $     1,200,771           $     1,224,532
                                                                  ========================= =========================

4.       Loan Warehousing Agreement

         Surety Mortgage, Inc., a wholly owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. There were outstanding borrowings under the Loan Warehousing Agreement as of March 31, 2000 of $125,352.

5.       Net Loss Per Share of Common Stock

         The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS
128. Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

6.       Commitments and Contingencies

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages and interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 in favor of the plaintiff and the plaintiff subsequently requested, and was granted, a new trial. The Company is appealing the grant of a new trial. Additionally, a former employee has filed suit against the Company alleging breach of contract and non-payment of wages. The Company intends to vigorously contest all such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, may be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These and other factors may cause actual results to differ materially from those anticipated.

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

         Prior to 1998, the Company's primary products and services consisted of the Affinity Automated Loan Machine ("ALM") and e-xpertLender. The ALM captures origination information for loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision. e-xpertLender connects the Company's automated decisioning system with a financial institution's delivery channels and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998 and 1999, the Company developed a system to process and automate decisioning of automobile loans pursuant to a development contract with the indirect automobile finance unit of The Dime Savings Bank of New York (formerly the Citibank Indirect Auto Unit). As previously announced by the Company, the Company has been informed by Dime that they will not deploy the system, and the Company has filed a lawsuit against Dime as a result of their decision not to deploy the system. The Company has developed a generic version of this automobile loan processing and decisioning system to be sold, under the brand name of iDEAL, to other financial institutions. Also, during 1998 and 1999, the Company developed a version of its ALM to capture and begin the processing of mortgage loan applications. To date, such ALMs have been deployed and operated by Surety Mortgage, Inc., a subsidiary of the Company. In addition, during 1999 and 2000, the Company developed an Internet product, to be marketed under the name rtDS ("real time Decision Service"), which is an outsourced service enabling lenders to deliver automated decisions to web loan applicants in real-time.

         To date, the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products and services. Average consumer use of ALMs and average rates of loan approvals have been lower than customer expectations. The Company believes that the ALM has not proven to be a viable channel for the delivery of consumer loans and other products in a fully automated manner. Although the Company has developed and is developing other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations for the remainder of 2000, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that allows it to continue operations in 2001 and beyond.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of March 31, 2000 of $56,884,343. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the ALM and Decisys/RT and to develop any new products and services. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

Revenues

         The Company's revenues for the three months ended March 31, 2000 were $353,117 compared to $325,959 for the corresponding period of 1999.

         Transaction fees. Revenues from transaction fees were $161,796 for the three months ended March 31, 2000, compared to $123,546 for the corresponding period in 1999. The increase during the three months ended March 31, 2000, as compared to the same period in 1999 is attributable to an increase in the number of financial service applications processed using DeciSys/RT.

         Mortgage Processing Services. Mortgage processing services represents fees earned by Surety Mortgage, Inc. ("Surety"), a wholly-owned subsidiary of the Company, for originating and processing mortgage loans. Revenues from mortgage processing services were $73,861 for the three months ended March 31, 2000, compared to $113,399 for the corresponding period in 1999. The decrease during the three months ended March 31, 2000, as compared to the same period in 1999 is attributable to a decrease in the number of mortgage loans processed by Surety.

         Professional Services. During the three months ended March 31, 2000, the Company recognized revenue associated with the performance of professional services for one customer. No professional service revenue was recognized in the comparable period of 1999.

         Patent license revenue. During the three months ended March 31, 2000, the Company recognized $25,000 associated with one patent license agreement. No patent license revenue was recognized in the comparable period of 1999.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three months ended March 31, 2000 was $111,327, compared to $169,828 for the corresponding period in 1999. The decrease during the three months ended March 31, 2000, as compared to the same period in 1999 is attributable to reduced maintenance and depreciation expense associated with fewer ALMs in service under operating leases in 2000 and a decrease in the direct costs associated with processing mortgage loans due to a decrease in the quantity of mortgage loans processed by Surety.

         Research and Development. Costs incurred for research and development for the three months ended March 31, 2000, totaled $329,933, compared to $299,125 for the corresponding period in 1999. The increase in research and development costs for the three months ended March 31, 2000 compared to the same period in 1999 is attributable to less deferred costs associated with specific professional services contracts in 2000 compared to 1999. Costs associated with the performance of professional services are deferred until the professional services are completed by the Company and accepted by the customer. Upon acceptance by the customer, the corresponding revenue and deferred costs are recognized by the Company. Generally, the Company has reduced the number of employees involved in research and development activities in 2000 compared to 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $1,772,890 for the three months ended March 31, 2000, as compared to $2,431,682 for the corresponding period in 1999. The decrease for the three months ended March 31, 2000, as compared to the corresponding period of 1999 is primarily attributable to a decrease in employment and related costs associated with an overall reduction in the number of employees. In January of 2000 the Company reduced its employee base by 47%.

         Interest Income/Expense. Interest income for the three months ended March 31, 2000, totaled $49,874, as compared to $122,327 for the corresponding period in 1999. The decrease in interest income for the three months ended March 31, 2000, is due to a decrease in cash and cash equivalents and investments balances as compared to the same period of 1999 coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements. Interest expense for the three months ended March 31, 1999, was $1,362. The Company incurred no interest expense for the three months ended March 31, 2000.

Liquidity and Capital Resources

         The Company has generated operating losses of $56,884,343 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Prior to the Company's initial public offering, the Company's operations were financed through the private sale of debt and equity securities, capital lease obligations, bank financing, factoring of ALM rental contracts, and loans from affiliates. Net proceeds from the Company's initial public offering were $60,088,516.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in 1999, the Company would deplete its existing cash resources in the middle part of 2000; however, the Company has taken certain measures to reduce its cash depletion rate, including decreasing its employee base. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements through 2000. However no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 2000. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations in 2001 and thereafter. Accordingly, to remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2001 and beyond. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

         Net cash used during the three months ended March 31, 2000, to fund operations was approximately $2,152,000 compared to approximately $1,752,000 for the same period in 1999. Proceeds from the offering and other sources of cash were used to fund current period operations and research and development of approximately $330,000. During the three months ended March 31, 1999, net proceeds from the offering and other sources of cash were used to fund operations, research and development of approximately $299,000 and software development of approximately $78,000. At March 31, 2000, cash and liquid investments were $1,715,497, as compared to $3,590,965 at December 31, 1999. At March 31, 2000 working capital was $3,867,014, as compared to $4,637,238 at December 31, 1999.

         Surety has established a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2000. Outstanding borrowings under the Loan Warehousing Agreement as of March 31, 2000 were $125,352.

         Implications of Year 2000 Issues

         The Company's operational transition into the year 2000 was uneventful and the Company is unaware of any material problems or issues associated with the operation of its systems as a result of Year 2000 issues. In addition, the Company is unaware of any material problems or issues associated with critical third party systems and services utilized by the Company. The Company's incremental costs associated with Year 2000 issues have been insignificant and the Company does not believe that significant costs will be incurred in remediation of Year 2000 issues.

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

Date:  May 22, 2000