Form 10-Q
period 2000-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2000-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 2000 Commission file number: 0-28152


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


30,527,135 shares of Common Stock, $0.0001 par value, as of August 9, 2000.

Part I. Financial Information


Item 1.  Financial Statements

           Affinity Technology Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets



                                                                        ========================= ==========================

                                                                                  June
                                                                                  2000                  December 31,
                                                                              (Unaudited)                   1999


                                                                        ------------------------- --------------------------


Assets
Current assets:

  Cash and cash equivalents                                               $      1,728,462                  $   2,116,016
  Investments                                                                            -                      1,474,949
  Accounts receivable, less allowance for doubtful accounts of
    $12,766 and $105,076 at June 30, 2000 and December 31, 1999,
    respectively                                                                 1,509,859                        713,644
  Net investment in sales-type leases - current                                    207,182                        324,485
  Inventories                                                                    1,089,118                      1,224,532
  Other current assets                                                             483,117                        626,354


                                                                        ------------------------- --------------------------


Total current assets                                                             5,017,738                      6,479,980

Net investment in sales-type leases - non-current                                   56,130                        249,830
Property and equipment, net                                                      2,384,861                      2,921,770
Software development costs, less accumulated amortization of $531,900 and $368,033 at June 30, 2000 and December 31, 1999, respectively
                                                                                 1,008,068                      1,199,053
Other assets                                                                     2,130,654                      2,278,895


                                                                        ------------------------- --------------------------


Total assets                                                               $    10,597,451                 $   13,129,528



                                                                        ========================= ==========================


Liabilities and stockholders' equity Current liabilities:

  Accounts payable                                                         $       124,614                    $   215,897
  Accrued expenses                                                                 866,741                      1,548,135
  Notes payable                                                                    685,620                              -
  Current portion of deferred revenue                                               45,587                         78,710


                                                                        ------------------------- --------------------------

Total current liabilities                                                        1,722,562                      1,842,742

Deferred revenue                                                                   786,032                        615,806
Commitments and contingent liabilities
Stockholders' equity:
  Common  stock,  par  value  $0.0001;   authorized  60,000,000  shares,  issued
    32,676,159 and 31,961,956 shares at June 30, 2000 and

    December 31, 1999, respectively                                                  3,268                          3,196
  Additional paid-in capital                                                    70,086,292                     69,394,954
  Deferred compensation                                                           (104,156)                      (163,167)
  Treasury stock, at cost (2,168,418 and 2,163,556 shares at June 30,
    2000 and December 31, 1999, respectively)                                   (3,506,941)                    (3,490,819)
  Accumulated deficit                                                          (58,389,606)                   (55,073,184)


                                                                        ------------------------- --------------------------


Total stockholders' equity                                                       8,088,857                     10,670,980


                                                                        ------------------------- --------------------------


Total liabilities and stockholders' equity                                  $   10,597,451                    $13,129,528


                                                                        ========================= ==========================

See accompanying notes.





                Affinity Technology Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                             Three months ended                         Six months ended
                                                                  June 30,                                  June 30,


                                                           2000               1999                   2000              1999


                                                    ------------------- ------------------     ----------------- ------------------
Revenues:


   Transactions                                      $       150,355     $        94,389        $       312,151    $      217,935
   Mortgage processing services                              113,307             153,851                187,168           267,250
   Sales and rental                                                -              34,213                  3,000            38,963
   Professional services                                     309,503             790,452                319,503           790,452
   Patent license fees                                        65,000                   -                 90,000                 -
   Other income                                               41,096              95,447                120,556           179,711


                                                    ------------------- ------------------ --- ----------------- ------------------


       Total revenue                                         679,261           1,168,352              1,032,378         1,494,311
Costs and expenses:
   Cost of revenues                                          223,969           1,030,673                335,296         1,200,501
   Research and development                                  153,063             519,353                482,996           818,478
   Selling, general and administrative expenses            1,842,449           2,244,311              3,615,339         4,675,993


                                                    ------------------- ------------------     ----------------- ------------------


       Total costs and expenses                            2,219,481           3,794,337              4,433,631         6,694,972


                                                    ------------------- ------------------     ----------------- ------------------


Operating loss                                            (1,540,220)         (2,625,985)            (3,401,253)       (5,200,661)
Interest income, net                                          34,957             113,853                 84,831           234,818


                                                    ------------------- ------------------     ----------------- ------------------


Net loss                                             $    (1,505,263)    $    (2,512,132)       $    (3,316,422)   $   (4,965,843)


                                                    =================== ==================     ================= ==================


Net loss per share - basic and diluted               $        (0.05)     $        (0.08)        $        (0.11)    $       (0.17)


                                                    =================== ==================     ================= ==================


Shares used in computing net loss per share               30,021,808          29,755,930             29,949,436        29,697,963


                                                    =================== ==================     ================= ==================

See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                           Six months ended
                                                                               June 30,



                                                                       2000                1999


                                                                ------------------- -------------------
Operating activities

Net loss                                                        $     (3,316,422)   $     (4,965,843)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                      1,054,449           1,195,230
    Amortization of deferred compensation                                 59,011              71,300
    Provision for doubtful accounts                                       30,000              30,000
    Inventory valuation allowance                                         60,000             110,000
    Deferred revenue                                                     137,103             (17,372)
    Other                                                                 (1,794)             10,133
    Changes in current assets and liabilities:
       Accounts receivable                                              (826,215)           (660,017)
       Net investment in sales-type leases                               311,003             260,317
       Inventories                                                        75,414               8,816
       Other current assets                                              144,050             319,949
       Accounts payable and accrued expenses                            (772,677)           (126,905)


                                                                ------------------- -------------------


Net cash used in operating activities                                 (3,046,078)         (3,764,392)


Investing activities



Purchases of property and equipment, net                                (177,334)            (74,386)
Software development costs                                                     -            (137,940)
Proceeds from sale of short term investments                           1,474,949           4,465,818


                                                                ------------------- -------------------


Net cash provided by investing activities                              1,297,615           4,253,492


Financing activities



Proceeds from notes payable                                            2,960,571                   -
Payments on notes payable and capital leases                          (2,274,951)             25,920
Proceeds from sale of common stock                                       500,000                   -
Exercise of options                                                      175,289              38,464


                                                                ------------------- -------------------


Net cash provided by financing activities                              1,360,909              64,384


                                                                ------------------- -------------------


Net (decrease) increase in cash                                         (387,554)            553,484

Cash and cash equivalents at beginning of period                       2,116,016           2,026,932


                                                                ------------------- -------------------


Cash and cash equivalents at end of period                      $       1,728,462   $       2,580,416


                                                                =================== ===================


See accompanying notes.



Notes to Condensed Consolidated Financial Statements



1.       Going Concern

         To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and has been required to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash at the rate used during the first six months of 2000, the Company would deplete its existing cash resources in the fourth quarter of 2000. Although the Company has taken steps to reduce its operating expenses and believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations during 2000, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations.

         Management's plan includes increased sales with new customer relationships established during 1999 and in the first quarter of 2000, sales growth through deployment of existing product offerings to new customers, deployment of a recently developed Internet product, and continued cost curtailment. In addition, the Company believes it is due certain amounts from a customer related to a development contract and certain other matters and is pursuing collection on these balances. The Company also has several patents which it could sell, if necessary. Additionally, management intends to continue discussions with third parties regarding additional financing.

2.       Basis of Presentation

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.       Inventories

         Inventories consist of the following:




                                                                   -------------------------- ------------------------

                                                                           June 30,                December 31,

                                                                            2000                      1999


                                                                  ------------------------- -------------------------


         Electronic parts and other components                        $       728,780           $       976,345
         Work in process                                                    1,175,506                  1,189,766
         Finished goods                                                       763,309                   772,407


                                                                  ------------------------- -------------------------


                                                                            2,667,595                 2,938,518
         Reserve for obsolescence                                          (1,578,477)               (1,713,986)


                                                                  ------------------------- -------------------------


                                                                      $      1,089,118          $      1,224,532


                                                                  ========================= =========================



4.       Loan Warehousing Agreement

         Surety Mortgage, Inc., a wholly owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. There were outstanding borrowings under the Loan Warehousing Agreement as of June 30, 2000 of $685,620.

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

6.       Commitments and Contingencies

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages and interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 in favor of the plaintiff and the plaintiff subsequently requested, and was granted, a new trial. The Company is appealing the grant of a new trial. The Company intends to vigorously contest such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

         On April 18, 2000, the Company filed a lawsuit against The Dime Savings Bank of New York, FSB and Hudson United Bancorp in the United States District Court for the District of South Carolina, Columbia Division. The lawsuit arises out of a contract with The Dime Savings Bank relating to the development of a system to process and automate decisioning of automobile loans. This contract was acquired by The Dime Savings Bank in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N.A. In the complaint, the Company alleges a breach of contract by The Dime Savings Bank and intentional interference with the contract by Hudson United Bancorp, which attempted to merge with The Dime Savings Bank earlier this year. The lawsuit also contains a civil conspiracy claim against both The Dime Savings Bank and Hudson United Bancorp and seeks actual and punitive damages against both defendants. Since the lawsuit was filed, Hudson United Bancorp has been granted a request to dismiss the lawsuit against it due to lack of jurisdiction in South Carolina. The Company is evaluating whether to reinstitute a similar lawsuit against Hudson United Bancorp in another jurisdiction. In addition, The Dime Savings Bank has asserted counterclaims against the Company for an unspecified amount of damages for breach of contract, breach of warranty, constructive fraud and negligent misrepresentation. The Company intends to contest these actions vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These and other factors may cause actual results to differ materially from those anticipated.

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

         Prior to 1998, the Company's primary products and services consisted of the Affinity Automated Loan Machine ("ALM") and e-xpertLender. The ALM captures origination information for loan applications and then routes this information to the Company's proprietary DeciSys/RT decisioning system for an automated decision. e-xpertLender connects the Company's automated decisioning system with a financial institution's delivery channels and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998 and 1999, the Company developed a system to process and automate decisioning of automobile loans pursuant to a development contract with the indirect automobile finance unit of The Dime Savings Bank of New York (which contract was acquired by Dime from the Citibank Indirect Auto Unit). The Company has been informed by Dime that they will not deploy the system, and the Company has filed a lawsuit against Dime as a result of their decision not to deploy the system. The Company has developed a generic version of this automobile loan processing and decisioning system to be sold, under the brand name of iDEAL, to other financial institutions. Also, during 1998 and 1999, the Company developed a version of its ALM to capture and begin the processing of mortgage loan applications. To date, such ALMs have been deployed and operated by Surety Mortgage, Inc., a subsidiary of the Company. In addition, during 1999 and 2000, the Company developed an Internet product, to be marketed under the name rtDS ("real time Decision Service"), which is an outsourced service enabling lenders to deliver automated decisions to web loan applicants in real-time.

         To date, the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products and services. Average consumer use of ALMs and average rates of ALM loan approvals have been lower than customer expectations. The Company believes that the ALM has not proven to be a viable channel for the delivery of consumer loans and other products in a fully automated manner. Although the Company has developed and is developing other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations. Although the Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to fund operations for the remainder of 2000, such resources, together with projected revenues that may be received under existing contracts, will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that allows it to continue operations in 2001 and beyond.

         To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of June 30, 2000 of $58,389,606. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the ALM, rtDS and DeciSys/RT and to develop any new products and services. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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



Results of Operations

Revenues

         The Company's revenues for the three and six months ended June 30, 2000
were  $679,261  and  $1,032,378,   respectively,   compared  to  $1,168,352  and
$1,494,311 for the corresponding periods of 1999.

         Transaction fees. Revenues from transaction fees were $150,355 and $312,151 for the three and six months ended June 30, 2000, respectively, compared to $94,389 and $217,935 for the corresponding periods in 1999. The increase in transaction fees during the three and six months ended June 30, 2000, as compared to the same periods in 1999 is attributable to an increase in the number of financial service applications processed using DeciSys/RT. Such increase is primarily attributable to the addition of one customer in the latter half of 1999. Accordingly, there were no transaction fees associated with this customer in the first six months of 1999.

         Mortgage Processing Services. Revenues from mortgage processing services earned by Surety were $113,307 and $187,168 for the three and six months ended June 30, 2000, respectively, compared to $153,851 and $267,250 for the corresponding periods in 1999. The decrease in mortgage processing services revenue during the three and six month periods ended June 30, 2000, compared to the corresponding periods in 1999 is attributable to the origination and processing of fewer loans in both periods in 2000 compared to the corresponding periods in the previous year.

         Sales and Rental. Sales and rental fees for the six months ended June 30, 2000, were $3,000, all of which were recognized in the first quarter of 2000, compared to $34,213 and $38,963 for the three and six months ended June 30, 1999. The decrease in sales and rental revenue is attributable to a decrease in the number of ALMs deployed and in service during 2000 as compared to the same periods in 1999. The Company's relationship with most of its ALM customers has been terminated.

         Professional Services. Professional services revenue for the three and six months ended June 30, 2000 were $309,503 and $319,503, respectively. For the corresponding periods in 1999, professional services revenues were $790,452. The Company performs professional services pursuant to specific contracts with certain of its customers. Such services usually involve developing or enhancing systems for the Company's customers. The Company recognizes professional services revenues when it has completed its obligations under the specific terms of the contract. Professional services performed by the Company are performed as needed or requested by the Company's customers and are not usually recurring in nature. During the second quarter of 2000, the Company recognized $309,503 of professional services revenue which was associated with one customer. The Company performed most of the services during 1999 and deferred the associated revenue until collection was assured. For the six month period ended June 30, 1999, the Company recognized revenues, all of which were recognized in the second quarter of 1999, associated with two contracts.

         Other Income. Other income for the three and six months ended June 30, 2000 was $41,096 and $120,556, respectively, compared to $95,447 and $179,711 for the corresponding periods in 1999. Other income consists primarily of miscellaneous non-recurring income items. The decrease in the three and six months periods ending June 30, 2000, compared to the corresponding periods in 1999 is due to ancillary, non-recurring revenues recognized in 1999 associated with ALMs. Additionally, the Company performed certain outsourced services for the purchasers of its Transaction Processing Division in the first six months of 1999 which were not performed in 2000.



Costs and Expenses


         Cost of Revenues. Cost of revenues for the three and six months ended June 30, 2000 were $223,969 and $335,296, respectively, compared to $1,030,673 and $1,200,501 for the corresponding periods in 1999. Cost of revenues decreased in the three and six months ended June 30, 2000 compared to the comparable periods due to: a renegotiation of a processing contract subsequent to June 30, 1999, whereby the customer assumed the responsibility of paying directly to third party vendors certain direct costs associated with transactions processed for that customer; fewer mortgage loan originations by Surety; a higher level of costs associated with certain professional development services performed by the Company in 1999, which includes certain contract loss provisions not incurred in 2000; and, a reduction in depreciation and amortization associated with a reduction in the number of ALMs deployed under operating lease arrangements.

         Research and Development. Costs incurred for research and development totaled $153,063 and $482,996 for the three and six months ended June 30, 2000, respectively, compared to $519,353 and $818,478 for the corresponding periods in 1999. The decrease in research and development costs for the three and six months ended June 30, 2000, primarily reflects a decrease in the number of employees and contractors involved in development activities in the first six months of 2000 compared to the same period in 1999. The Company continues to commit resources to initiatives associated with the technological enhancement of the Company's DeciSys/RT technology and its financial product origination capabilities.

         Selling, General and Administrative Expenses. For the three and six months ended June 30, 2000, selling, general and administrative expenses totaled $1,842,449 and $3,615,339, respectively, as compared to $2,244,311 and
$4,675,993 for the corresponding periods in 1999. The decrease for the three and six months ended June 30, 2000, compared to the corresponding periods of 1999 is primarily attributable to cost reduction measures taken in January 2000, which included a 47% reduction in the Company's workforce.

         Interest Income. Interest income for the three and six months ended June 30, 2000, totaled $34,957 and $84,831, compared to $113,853 and $234,818 for the corresponding periods in 1999. The decrease in interest income for the three and six months ended June 30, 2000, is due to a decrease in cash and cash equivalents and investments balances as compared to the same periods of 1999, coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements.



Liquidity and Capital Resources


         The Company has generated net losses of $58,389,606 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc., a Nevada corporation ("Redmond"), under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares of common stock for $1.37 per share. The Company is in the process of registering these shares under the Securities Act of 1933 pursuant to its agreement with Redmond. Under certain circumstances that include Redmond's satisfactory completion of its due diligence investigation of the Company, the Company may issue to Redmond additional shares of common stock at a price equal to the lesser of $1.50 per share or the trading price of such stock at the time of issuance, subject to a maximum aggregate purchase price of $3,750,000. If the Company issued such shares, it would also be required to issue to Redmond one or more warrants to acquire the same number of shares of a purchase price equal to 133% of the price that Redmond paid for such shares. The Company would also be required to register all such shares, including the shares that may be issued under the warrants, under the Securities Act of 1933. Redmond is currently under no obligation to purchase any additional shares.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in the first six months of 2000, the Company would deplete its existing cash resources in the fourth quarter of 2000; however, the Company has taken certain measures to reduce its operating expenses, including decreasing its employee base. The Company believes existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's currently anticipated cash requirements through 2000. However no assurances can be given that the Company's existing cash resources will be sufficient to fund the Company's cash requirements for 2000. Moreover, existing cash resources and projected revenues that may be received under existing contracts will be insufficient to fund the Company's operations in 2001 and thereafter. Accordingly, to remain viable after 2000, the Company must substantially increase revenues, raise additional capital and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that would allow it to continue operations in 2001 and beyond. In order to fund operations, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which would have a material adverse effect on the Company's business, operating results and financial condition.

         Net cash used during the six months ended June 30, 2000, to fund operations was approximately $3,046,078 compared to approximately $3,764,392 for the same period in 1999. Proceeds from the offering and other sources of cash were used to fund current period operations, purchase of property, plant and equipment of $177,000, and research and development of approximately $483,000. During the six months ended June 30, 1999, net proceeds from the offering and other sources of cash were used to fund operations, research and development of approximately $818,000 and software development of approximately $138,000. At June 30, 2000, cash and liquid investments were $1,728,462, as compared to $3,590,965 at December 31, 1999. At June 30, 2000 working capital was $3,295,176, as compared to $4,637,238 at December 31, 1999.

         Surety has established a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. Outstanding borrowings under the Loan Warehousing Agreement as of June 30, 2000 were $685,620.



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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments, lending arrangements and the demand for consumer loans. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan shortly after it is made. Accordingly, the Company does not incur a material amount of interest experience relating to its variable rate lending arrangements. The Company does not believe that it is exposed to significant market risk for changes in interest rates.



Part II. Other Information

Items 3 and 5 are not applicable.


Item 1.  Legal Proceedings.

         On April 18, 2000, the Company filed a lawsuit against The Dime Savings Bank of New York, FSB and Hudson United Bancorp in the United States District Court for the District of South Carolina, Columbia Division. The lawsuit arises out of a contract with The Dime Savings Bank relating to the development of a system to process and automate decisioning of automobile loans. This contract was acquired by The Dime Savings Bank in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N.A. In the complaint, the Company alleges a breach of contract by The Dime Savings Bank and intentional interference with the contract by Hudson United Bancorp, which attempted to merge with The Dime Savings Bank earlier this year. The lawsuit also contains a civil conspiracy claim against both The Dime Savings Bank and Hudson United Bancorp and seeks actual and punitive damages against both defendants. Since the lawsuit was filed, Hudson United Bancorp has been granted a request to dismiss the lawsuit against it due to lack of jurisdiction in South Carolina. The Company is evaluating whether to reinstitute a similar lawsuit against Hudson United Bancorp in another jurisdiction. In addition, The Dime Savings Bank has asserted counterclaims against the Company for an unspecified amount of damages for breach of contract, breach of warranty, constructive fraud and negligent misrepresentation. The Company intends to contest these actions vigorously.



Item 2.  Changes in Securities and Use of Proceeds.

(a)      Not applicable.

(b)      Not applicable.

(c) On June 2, 2000, the Company entered into an agreement with Redmond Fund, Inc., under which on June 5, 2000, Redmond acquired, for $500,000, 484,848 shares of the Company's common stock, par value $.0001 per share, and a warrant to acquire an additional 484,848 shares of common stock for $1.37 per share. The warrant permits Redmond to pay the exercise price in cash or by "cashless exercise" by having the Company withhold shares that would otherwise be issued having a fair market value at the time of exercise equal to the exercise price. In connection with such transaction, the Company issued 19,394 shares of its common stock to an individual in payment of a finder's fee associated with the transaction. All such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(d)           The  Company's  registration  statement  on  Form  S-1  (File  No.
              333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $0.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of June 30, 2000, the Company has used net proceeds of $60,088,000 from the offering as follows:



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

                                                           ------------------------------------    ---------------------------

Construction of plant, building and facilities                                                           $            -
Purchase and installation of machinery and equipment                                                          5,840,000
Purchase of real estate                                                                                               -
Acquisition of other business(es)                                                                               300,000
Repayment of indebtedness                                                   $   771,000 1                     1,000,000
Working capital                                                                                              32,723,000
Temporary investments:
     US Treasury obligations                                                                                          -
     Commercial paper                                                                                                 -
     Money market / cash                                                                                      1,728,000


Other purposes



     Marketing                                                                                                4,551,000
     Research & development                                                                                  10,929,000
     Purchase of software                                                                                     2,246,000


1 Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated
April 25, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders


         The 2000 Annual Meeting of Stockholders of Affinity  Technology  Group,
 Inc. was held on May 26, 2000 (the "Annual Meeting").  At the Annual Meeting,
Alan H. Fishman,  Robert M. Price, Edward J. Sebastian,  Joseph A. Boyle and
Peter R. Wilson were duly elected to the Board of Directors of the  Company.
Prior to the Annual Meeting, R. Murray Smith, who was nominated for re-election to the Board of Directors at the Annual Meeting, resigned from the Board of Directors and requested the Company to withdraw his nomination for re-election. The selection of Ernst & Young, LLP as independent auditors for the year ending December 31, 2000 was also ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:


---------------------------------------- -------------------------- ------------------------- ------------------------
Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------


Alan H. Fishman                                 29,755,423                    93,181                         -


---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------

Robert M. Price                                 29,753,563                    95,041                         -


---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------


Edward J. Sebastian                             29,723,623                   124,981                         -


---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------

Joseph A. Boyle                                 29,763,923                    84,681                         -


---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------

Peter R. Wilson                                 29,754,623                    93,981                         -


---------------------------------------- -------------------------- ------------------------- ------------------------

----------------------------------------------------------------------------------------------------------------------



Ratification of the selection of Ernst & Young, LLP.



----------------------------------------------------------------------------------------------------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------

Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
---------------------------------------- -------------------------- ------------------------- ------------------------


        29,778,398                                  36,705                    33,501                         -

---------------------------------------- -------------------------- ------------------------- ------------------------




Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule



    Exhibit 99.1 - Common Stock Purchase Agreement, dated as of June 2, 2000, between Affinity Technology Group, Inc. and Redmond Fund, Inc. (incorporated by reference to Exhibit 4.4. to the Company's Registration Statement on Form S-3 (file no. 333-41898)).

    Exhibit 99.2 - Form of Common Stock Purchase Warrant issued by Affinity Technology Group, Inc. to Redmond Fund, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3
    (file no. 333-41898)).


(b) Reports on Form 8-K



No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle

     Joseph A. Boyle
     President, Chief Executive Officer, Chief Financial Officer and Treasurer

Date:  August 14, 2000