Form 10-Q
period 2000-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2000-11-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended September 30, 2000 Commission file number: 0-28152

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,545,360 shares of Common Stock, $0.0001 par value, as of November 2, 2000.

Part I. Financial Information


Item 1.  Financial Statements

           Affinity Technology Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets

                                                                        ========================= ==========================
                                                                               September
                                                                                  2000                  December 31,
                                                                              (Unaudited)                   1999


                                                                        ------------------------- --------------------------
Current assets:
  Cash and cash equivalents                                               $        832,841                  $   2,116,016
  Investments                                                                            -                      1,474,949
  Accounts receivable, less allowance for doubtful accounts of
    $27,766 and $105,076 at September 30, 2000, and December 31,
    1999, respectively                                                           2,153,673                        713,644
  Net investment in sales-type leases - current                                    205,567                        324,485
  Inventories                                                                    1,012,006                      1,224,532
  Other current assets                                                             545,136                        626,354
                                                                        ------------------------- --------------------------
Total current assets                                                             4,749,223                      6,479,980

Net investment in sales-type leases - non-current                                    1,108                        249,830
Property and equipment, net                                                      2,190,871                      2,921,770
Software development costs, less accumulated amortization of $627,393 and $368,033 at September 30, 2000, and December 31, 1999,
    respectively                                                                   912,575                      1,199,053
Other assets                                                                     2,056,534                      2,278,895
                                                                        ------------------------- --------------------------
Total assets                                                               $     9,910,311                    $13,129,528
                                                                        ========================= ==========================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                         $       281,975                    $   215,897
  Accrued expenses                                                                 881,671                      1,548,135
  Notes payable                                                                  1,276,182                              -
  Current portion of deferred revenue                                               55,366                         78,710
                                                                        ------------------------- --------------------------
Total current liabilities                                                        2,495,194                      1,842,742

Deferred revenue                                                                   811,381                        615,806
Capital stock of subsidiary held by minority investor                               25,000                              -

Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued 32,693,368 and 31,961,956 shares at September 30, 2000,
    and December 31, 1999, respectively                                              3,269                          3,196
  Additional paid-in capital                                                    70,104,636                     69,394,954
  Deferred compensation                                                            (81,965)                      (163,167)
  Treasury stock, at cost (2,168,008 and 2,163,556 shares at
    September 30, 2000, and December 31, 1999, respectively)                    (3,505,287)                    (3,490,819)
  Accumulated deficit                                                          (59,941,917)                   (55,073,184)
                                                                        ------------------------- --------------------------
Total stockholders' equity                                                       6,578,736                     10,670,980
                                                                        ------------------------- --------------------------
Total liabilities and stockholders' equity                                  $    9,910,311                    $13,129,528
                                                                        ========================= ==========================

See accompanying notes.


                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)


                                                             Three months ended                         Nine months ended
                                                                September 30,                             September 30,
                                                           2000               1999                   2000              1999
                                                    ------------------- ------------------     ----------------- ------------------
Revenues:
   Transactions                                      $       129,676     $       128,587        $       441,827    $      346,522
   Mortgage processing services                              132,584              71,128                319,753           338,378
   Sales and rental                                                -               5,500                  3,000            44,463
   Professional services                                           -              59,445                319,503           849,897
   Patent license fees                                        95,000             500,000                185,000           500,000
   Other income                                               89,092             114,921                209,648           294,632
                                                    ------------------- ------------------ --- ----------------- ------------------
       Total revenue                                         446,352             879,581              1,478,731         2,373,892
Costs and expenses:
   Cost of revenues                                           95,785             848,963                431,081         2,049,464
   Research and development                                  110,556             482,439                593,552         1,300,917
   Selling, general and administrative expenses            1,804,486           2,918,421              5,419,826         7,594,414
                                                    ------------------- ------------------     ----------------- ------------------
       Total costs and expenses                            2,010,827           4,249,823              6,444,459        10,944,795
                                                    ------------------- ------------------     ----------------- ------------------
Operating loss                                            (1,564,475)         (3,370,242)            (4,965,728)       (8,570,903)
Interest income, net                                          12,164              64,245                 96,995           299,063
                                                    ------------------- ------------------     ----------------- ------------------
Net loss                                             $    (1,552,311)    $    (3,305,997)       $    (4,868,733)   $   (8,271,840)
                                                    =================== ==================     ================= ==================
Net loss per share - basic and diluted               $        (0.05)     $        (0.11)        $        (0.16)    $       (0.28)
                                                    =================== ==================     ================= ==================
Shares used in computing net loss per share               30,523,492          29,772,018             30,142,184        29,722,919
                                                    =================== ==================     ================= ==================

See accompanying notes.

                                 Affinity Technology Group, Inc. and Subsidiaries
                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                          Nine months ended
                                                                            September 30,
                                                                       2000                1999
                                                                ------------------- -------------------
Operating activities
Net loss                                                        $     (4,868,733)  $      (8,271,840)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                      1,486,808           1,780,031
    Amortization of deferred compensation                                 81,202             113,594
    Provision for doubtful accounts                                       45,000              45,000
    Inventory valuation allowance                                         90,000             664,940
    Deferred revenue                                                     172,231            (198,799)
    Other                                                                 17,955              17,957
    Changes in current assets and liabilities:
       Accounts receivable                                            (1,485,029)           (441,249)
       Net investment in sales-type leases                               367,640             395,673
       Inventories                                                       122,526              44,689
       Other current assets                                               93,575             727,239
       Accounts payable and accrued expenses                            (600,387)            (83,413)
                                                                ------------------- -------------------
Net cash used in operating activities                                 (4,477,212)         (5,206,178)

Investing activities
Purchases of property and equipment, net                                (257,383)           (124,399)
Software development costs                                                     -            (137,941)
Proceeds from sale of short term investments                           1,474,949           6,593,360
                                                                ------------------- -------------------
Net cash provided by investing activities                              1,217,566           6,331,020

Financing activities
Proceeds from notes payable                                            7,291,376                   -
Payments on notes payable and capital leases                          (6,015,194)           (141,480)
Proceeds from sale of common stock                                       500,000                   -
Proceeds from sale of minority interest in subsidiary                     25,000                   -
Exercise of options                                                      175,289              41,707
                                                                ------------------- -------------------
Net cash provided by financing activities                              1,976,471             (99,773)
                                                                ------------------- -------------------
Net (decrease) increase in cash                                       (1,283,175)          1,025,069

Cash and cash equivalents at beginning of period                       2,116,016           2,026,932
                                                                ------------------- -------------------
Cash and cash equivalents at end of period                      $        832,841   $       3,052,001

                                                                =================== ===================


See accompanying notes.



Notes to Condensed Consolidated Financial Statements


1.       Going Concern

         To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of existing cash resources to fund its operations. If the Company continues to use cash at the rate used during the first nine months of 2000, the Company would deplete its existing cash resources in December 2000. Although the Company has taken steps to reduce its operating expenses and believes that existing cash, cash equivalents, internally generated funds and expected funds from the issuance of the convertible debenture described below will be sufficient to fund operations during 2000, such resources and funds will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital, which may include selling shares under the equity line agreement discussed below, and/or substantially reduce its operations.

         The Company plans to attempt to decrease its operating loss through increased sales with new customer relationships established during 1999 and in the first quarter of 2000, deployment of existing product offerings to new customers, deployment of a recently developed Internet product, and continued cost curtailment. In addition, the Company believes it is due certain amounts from a customer related to a development contract and certain other matters and is pursuing collection on these balances. Additionally, the Company intends to continue discussions with third parties regarding additional financing.

         In the third quarter of 2000, the Company entered into two financing agreements. Under the first agreement the Company will issue a $1 million convertible debenture which is convertible into shares of the Company's common stock. The debenture will bear interest at 8% per annum and will mature 18 months after issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. The second agreement (the "Equity Line Agreement") permits the Company to issue up to 6,000,000 shares of its common stock to another investor in monthly installments over an 18-month period. The issuance of such shares is subject to registration of such shares under the Securities Act of 1933. The amount of capital the Company may raise under the Equity Line Agreement will depend on the market value of the Company's stock at time of issuance and certain limitations based on the trading volume and market value of the Company's common stock at such time.

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






3.       Inventories

         Inventories consist of the following:


                                                                 ========================== ========================
                                                                        September 30              December 31
                                                                            2000                      1999
                                                                  ------------------------- -------------------------
         Electronic parts and other components                        $       690,261           $       976,345
         Work in process                                                      778,864                  1,189,766
         Finished goods                                                       750,274                   772,407
                                                                  ------------------------- -------------------------
                                                                            2,219,399                 2,938,518
         Reserve for obsolescence                                          (1,207,393)               (1,713,986)
                                                                  ------------------------- -------------------------
                                                                      $     1,012,006          $      1,224,532
                                                                  ========================= =========================

4.       Loan Warehousing Agreement

Surety Mortgage, Inc., a wholly owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. There were outstanding borrowings under the credit facility as of September 30, 2000, of $1,276,182.

5.       Minority Interest

In September 2000, Surety, in conjunction with an unrelated real estate broker/developer ("Minority Investor"), formed Palmetto Mortgage Loans, LLC ("Palmetto"). Concurrent with the formation of Palmetto, Surety and the Minority Investor executed an Operating Agreement whereby the Minority Investor contributed $25,000 and Surety contributed technology of comparable value as an initial capital contribution. Under the terms of the Operating Agreement and Articles of Organization, Surety will receive 51% of the net operating profits of Palmetto, and the Minority Investor will receive 49%.

6.       Net Loss Per Share of Common Stock

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

7.       Commitments and Contingencies
The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages and interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 in favor of the plaintiff and the plaintiff subsequently requested, and was granted, a new trial. The Company is appealing the grant of a new trial. The Company intends to vigorously contest such actions and, in the opinion of management, the Company has meritorious defenses and the resolution of such actions will not materially affect the financial position of the Company.

On April 18, 2000, the Company filed a lawsuit against The Dime Savings Bank of New York, FSB and Hudson United Bancorp in The United States District Court for the District of South Carolina, Columbia Division. The lawsuit arises out of the Company's contract with The Dime Savings Bank relating to the development of a system to process and automate decisioning of automobile loans. This contract was acquired by The Dime Savings Bank in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N.A. In the complaint, the Company alleges a breach of contract by The Dime Savings Bank and intentional interference with the contract by Hudson United Bancorp, which attempted to merge with The Dime Savings Bank earlier this year. The lawsuit also contains a civil conspiracy claim against both The Dime Savings Bank and Hudson United Bancorp and seeks actual and punitive damages against both defendants. Since the Company filed this lawsuit, Hudson United Bancorp has been granted a request to dismiss the lawsuit against it due to lack of jurisdiction in South Carolina. The Company is evaluating whether to re-institute a similar lawsuit against Hudson United Bancorp in another jurisdiction. In addition, The Dime Savings Bank has asserted counterclaims against the Company for an unspecified amount of damages for breach of contract, breach of warranty, constructive fraud and negligent misrepresentation. The Company intends to contest these allegations vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor  Statement  under the Private  Securities  Litigation Reform Act of
1995
Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and short and long-term liquidity, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These and other factors may cause actual results to differ materially from those anticipated.
Overview

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

Prior to 1998, the Company's primary products and services consisted of the Affinity Automated Loan Machine ("ALM") and e-xpertLender. The ALM captures origination information for loan applications and then routes this information to the Company's proprietary DeciSys/RT decisioning system for an automated decision. e-xpertLender connects the Company's automated decisioning system with a financial institution's delivery channels and its risk management group and gives the consumer a choice of closing methods that include branches, ALMs, mail, and third party closing agents. During 1998 and 1999, the Company developed a system to process and automate decisioning of automobile loans pursuant to a development contract with the indirect automobile finance unit of The Dime Savings Bank of New York (which contract was acquired by The Dime Savings Bank from the Citibank Indirect Auto Unit). The Company has been informed by The Dime Savings Bank that it will not deploy the system, and the Company has filed a lawsuit against The Dime Savings Bank as a result of its decision not to deploy the system. The Company has developed a generic version of this automobile loan processing and decisioning system to be licensed under the brand name of iDEAL to other financial institutions. Also, during 1998 and 1999, the Company developed a version of its ALM to initiate and begin the processing of mortgage loan applications. To date, such ALMs have been deployed and operated by Surety Mortgage, Inc., a subsidiary of the Company. In addition, during 1999 and 2000, the Company developed an Internet product, which is marketed under the name rtDS ("real time Decision Service"). rtDS is an outsourced service enabling lenders to deliver automated decisions to web loan applicants in real-time.

To date, the Company has generated substantial operating losses and experienced an extremely lengthy sales cycle for its products and services. Average consumer use of ALMs and average rates of ALM loan approvals have been lower than customer expectations. The Company believes that the ALM has not proven to be a viable channel for the delivery of consumer loans or other financial services. Although the Company has developed other products and services to exploit its DeciSys/RT technology, to date such products and services have not generated substantial revenues, and the Company has been required to use a substantial amount of existing cash resources to fund its operations.

In the third quarter of 2000, the Company entered into two financing agreements. Under the first agreement the Company will issue a $1 million debenture which is convertible into shares of the Company's common stock. The debenture will bear interest at 8% per annum and will mature 18 months after issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and pre-payment. The second agreement (The "Equity Line Agreement") permits the Company to issue up to 6,000,000 shares of its common stock to another investor in monthly installments over an 18-month period. The issuance of such shares is subject to the registration of such shares under the Securities Act of 1933. The amount of capital the Company may raise under the Equity Line Agreement will depend on the market value of the Company's stock at the time of issuance and certain limitations based on the trading volume and market value of the Company's common stock.

Although the Company believes that existing cash, cash equivalents, internally generated funds and expected funds from the issuance of the convertible debenture described above will be sufficient to fund operations for the remainder of 2000, such resources and funds will be insufficient to fund the Company's operations in 2001 and beyond. To remain viable after 2000, the Company must substantially increase revenues, raise additional capital, which may include the sale of shares pursuant to the Equity Line Agreement described above, and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital or reduce its operations in a manner that allows it to continue operations in 2001 and beyond. In this regard, the Company's ability to sell shares under the Equity Line Agreement is subject to certain limitations and conditions, including, among others, the absence of a material adverse event or development affecting the Company.

To date, the Company has generated minimal operating revenues, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. The Company had an accumulated deficit as of September 30, 2000, of $59,941,917. The Company expects to incur substantial additional costs to develop its financial product origination capabilities, to enhance and market iDEAL, e-xpertLender, the ALM, rtDS and DeciSys/RT and to develop any new products and services. Accordingly, there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

Results of Operations

Revenues

The Company's revenues for the three and nine months ended September 30, 2000 were $446,352 and $1,478,731, respectively, compared to $879,581 and $2,373,892 for the corresponding periods of 1999.

Transaction fees. Revenues from transaction fees were $129,676 and $441,827 for the three and nine months ended September 30, 2000, respectively, compared to $128,587 and $346,522 for the corresponding periods in 1999. The increase in transaction fees during the three and nine months ended September 30, 2000, as compared to the same periods in 1999 is attributable to an increase in the number of financial service applications processed using DeciSys/RT. Such increase is primarily attributable to the addition of one customer in the latter half of 1999. There were no transaction fees attributable to this customer in the first nine months of 1999.

Mortgage Processing Services. Revenues from mortgage processing services earned by Surety were $132,584 and $319,753 for the three and nine months ended September 30, 2000, respectively, compared to $71,128 and $338,378 for the corresponding periods in 1999. The increase in mortgage processing services revenue during the three months ended September 30, 2000, compared to the corresponding period in 1999 is attributable to the origination and processing of more loans in the third quarter of 2000 compared to the corresponding period in the previous year. The increase resulted primarily from the marketing efforts of Surety to deploy its mortgage origination system and establish new customer relationships during the second and third quarters of 2000. The decrease in mortgage processing services revenue for the nine-month period ending September 30, 2000, compared with the corresponding period in 1999 is attributable to fewer loans processed during the first and second quarters of 2000, compared to the corresponding periods in 1999. The decrease was primarily the result of Surety's dedication of resources to its marketing efforts and general market conditions.

Sales and Rental fees. Sales and rental fees for the nine months ended September 30, 2000, were $3,000, all of which were recognized in the first quarter of 2000, compared to $5,500 and $44,463 for the three and nine months ended September 30, 1999. The decrease in sales and rental revenue is attributable to a decrease in the number of non-mortgage ALMs deployed and in service during 2000 as compared to the same periods in 1999. The Company's relationship with most of its non-mortgage ALM customers has been terminated.


Professional Services. The Company recognized no professional services revenue during the three months ended September 30, 2000. Professional services revenue for the nine months ended September 30, 2000, was $319,503. Professional services revenues were $59,445 for the three months ended September 30, 1999, and $849,897 for the nine months ended September 30, 1999. The Company performs professional services pursuant to specific contracts with certain of its customers. Such services usually involve developing or enhancing systems for the Company's customers. The Company recognizes professional services revenues when it has completed its obligations under the specific terms of the contract.
Professional services performed by the Company are performed as needed or requested by the Company's customers and are not usually recurring in nature. During the second quarter of 2000, the Company recognized $309,503 of professional services revenue which was associated with one customer. The Company performed most of the services related to such revenue during 1999 and deferred such revenue until collection was assured. For the three and nine month periods ended September 30, 1999, the Company recognized revenues associated with two contracts.

Patent license fees. Patent license fees for the three and nine month periods ended September 30, 2000, were $95,000 and $185,000, respectively. Such patent licensing fees were associated with a patent licensing agreement the Company entered during the third quarter of 1999. Under the patent licensing agreement the Company was paid and recognized a patent license fee of $500,000 in the third quarter of 1999. The Company initiated its patent licensing program in 1999. Both of the Company's patents covering fully automated lending systems are being re-examined by the U. S. Patent and Trademark Office (the "PTO"). In March 2000 and again in August 2000, the PTO issued a preliminary office action rejecting all previously issued claims under the Company's first patent covering fully automated lending systems.

Other Income. Other income for the three and nine months ended September 30, 2000, was $89,092 and $209,648, respectively, compared to $114,921 and $294,632 for the corresponding periods in 1999. Other income consists primarily of miscellaneous non-recurring income items. The decrease in the three and nine month periods ending September 30, 2000, compared to the corresponding periods in 1999 is due primarily to ancillary, non-recurring revenues recognized in 1999 associated with ALMs and other miscellaneous items. Additionally, the Company performed certain outsourced services for the purchasers of its Transaction Processing Division in the first six months of 1999 which were not performed in 2000.



Costs and Expenses

Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 2000, were $95,785 and $431,081, respectively, compared to $848,963 and
$2,049,464 for the corresponding periods in 1999. Cost of revenues decreased in the three and nine months ended September 30, 2000, compared to the comparable periods due to: (i) a renegotiation of a processing contract in the third quarter of 1999 whereby the customer assumed the responsibility of paying directly to third party vendors certain direct costs associated with transactions processed for that customer; (ii) a higher level of costs associated with certain professional development services performed by the Company in 1999, which includes certain contract loss provisions not incurred in 2000; and (iii) a reduction in depreciation and amortization associated with a reduction in the number of non-mortgage ALMs deployed under operating lease arrangements.

Research and Development. Costs incurred for research and development totaled $110,556 and $593,552 for the three and nine months ended September 30, 2000, respectively, compared to $482,439 and $1,300,917 for the corresponding periods in 1999. The decrease in research and development costs for the three and nine months ended September 30, 2000, primarily reflects a decrease in the number of employees and contractors involved in development activities in 2000 compared to the same period in 1999. The Company has substantially reduced the resources committed to initiatives associated with the technological enhancement of the Company's DeciSys/RT technology and its financial product origination capabilities.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2000, selling, general and administrative expenses totaled $1,804,486 and $5,419,826, respectively, as compared to $2,918,421 and
$7,594,414 for the corresponding periods in 1999. The decrease for the three and nine months ended September 30, 2000, compared to the corresponding periods of 1999, is primarily attributable to cost reduction measures taken in January 2000, which included a 47% reduction in the Company's workforce.

Interest Income. Interest income for the three and nine months ended September 30, 2000, totaled $12,164 and $96,995, compared to $64,245 and $299,063 for the corresponding periods in 1999. The decrease in interest income for the three and nine months ended September 30, 2000, is due to a decrease in cash and cash equivalents and investments balances as compared to the same periods of 1999, coupled with a decrease in the amount of amortization of deferred interest income associated with ALMs under sales-type lease agreements.
Liquidity and Capital Resources

The Company has generated net losses of $59,941,917 from inception through September 30, 2000, and has financed its operations primarily through the net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516.

In June 2000, the Company entered into an agreement with Redmond Fund, Inc., a Nevada corporation ("Redmond"), under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares of common stock for $1.37 per share. The Company has registered these shares under the Securities Act of 1933 pursuant to its agreement with Redmond. Under certain circumstances that include Redmond's satisfactory completion of its due diligence investigation of the Company, the Company may issue to Redmond additional shares of common stock at a price equal to the lesser of $1.50 per share or the trading price of such stock at the time of issuance, subject to a maximum aggregate purchase price of $3,750,000. If the Company issued such shares, it would also be required to issue to Redmond one or more warrants to acquire the same number of shares at a purchase price equal to 133% of the price that Redmond paid for such shares. The Company would also be required to register all such shares, including the shares that may be issued under the warrants, under the Securities Act of 1933. Redmond is currently under no obligation to purchase any additional shares.

On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with an accredited investor. Under the agreement, the Company has agreed to issue an 8% convertible debenture in the principal amount of $1,000,000. The debenture will be convertible, at the option of the investor, into shares of the Company's common stock at a price initially equal to the lesser of $1.00 per share or a percentage, which will be either 65% or 75% depending on the primary trading market for the Company's stock at the time of conversion, of the three lowest closing prices of the Company's stock during the month prior to conversion. The debenture will mature 18 months after its issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. In this regard, the debenture requires the Company to use no less than 25% of the proceeds from any future equity financing to repay all or part of the debenture at a price equal to 120% of the principal amount of the debenture, plus all accrued and unpaid interest. Under the agreement, the Company also is required to issue to the investor a three-year warrant to acquire 200,000 shares of common stock. The warrant exercise price initially will be 120% of the average of the three lowest closing prices of the Company's stock during the month prior to issuance. The warrant exercise price is subject to reduction in certain instances. In accordance with the Company's agreement with the investor, the Company is registering the shares of stock that may be issued under the 8% convertible debenture and the warrant for resale by the investor under the Securities Act of 1933. The agreement is scheduled to close in November 2000. Consummation of the agreement is subject to certain conditions, including the continuing accuracy of the representations and warranties made by the Company in the agreement. A material adverse event or development affecting the Company prior to the consummation of the agreement may result in the termination of the agreement.

On September 26, 2000, the Company entered into The Equity Line Agreement with an unrelated accredited investor. Under the agreement, the Company may sell periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until the Company has registered such shares for resale by the investor under the Securities Act of 1933. The amount of capital the Company can raise under this arrangement during any month may not be less than $250,000 or more than the lesser of (i) $1,000,000 or (ii) 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to the request and the total trading volume in such stock during the same three-month period. Under the agreement the Company has issued to the investor a three-year warrant to acquire 720,000 shares of common stock at a price equal to 115% of the average closing price of stock at the time of issuance. In addition, any time the Company sells any shares of stock under the agreement, the Company would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. Depending on the number of shares the Company ultimately issues under the agreement, the Company may be required to obtain prior stockholder approval of the transaction under the regulation of the Nasdaq Stock Market relating to transactions involving the issuance of a number of shares equal to or in excess of 20% of the number of shares outstanding prior to the transaction. The Company's ability to sell any shares under the agreement is subject to certain conditions. In particular, a material adverse event or development affecting the Company may result in the termination of the agreement.

The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company continued to use cash resources at the rate used in the first nine months of 2000, the Company would deplete its existing cash resources in December 2000. The Company has taken certain measures to reduce its operating expenses, including decreasing its employee base, and has entered into two agreements to raise additional capital as discussed above. The Company believes existing cash, cash equivalents, internally generated funds, and expected funds from the proceeds from the issuance of the convertible debenture discussed above will be sufficient to meet the Company's currently anticipated cash requirements through 2000. However, no assurances can be given such resources and funds will be sufficient to fund the Company's cash requirements for 2000. Moreover, such resources and funds will be insufficient to fund the Company's operations in 2001 and thereafter. Accordingly, to remain viable after 2000, the Company must substantially increase revenues, raise additional capital, which may include the sale of shares pursuant to its Equity Line Agreement, and/or substantially reduce its operations. No assurances can be given that the Company will be able to increase its revenues, raise additional capital, or reduce its operations in a manner that would allow it to continue operations in 2001 and beyond. In order to fund operations, the Company may issue equity securities (which may include the sale of stock under the Equity Line Agreement), in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders likely will experience additional dilution, and such equity securities may have rights, preferences or privileges senior to common stock.

As discussed above, the Company's ability to sell shares under its Equity Line Agreement is subject to certain conditions, including the absence of an event or development that has a material adverse effect on the Company or its business, operations, properties, prospects or financial condition. Further, the amount of money the Company may raise in any given month under the Equity Line Agreement may not be less than $250,000 or greater than a formula based on the volume of trading and stock price during the three-month period price to any requested drawdown. Based on these limitations, as of November 10, 2000, the Company would not be able to request a drawdown under the Equity Line Agreement. There can be no assurance that the Company will be in a position to sell shares under the Equity Line Agreement. Further, there can be no assurance that other financing will be available when needed on terms acceptable to the Company or at all. If adequate funds are not available, the Company may be required to substantially reduce its operations or declare bankruptcy.

Net cash used during the nine months ended September 30, 2000, to fund operations was approximately $4,477,212, compared to approximately $5,206,178 for the same period in 1999. Proceeds from the offering and other sources of cash were used to fund current period operations, the purchase of property, plant and equipment of $257,000, and research and development of approximately $594,000. During the nine months ended September 30, 1999, net proceeds from the offering and other sources of cash were used to fund operations, research and development of approximately $1,301,000 and software development of approximately $138,000. At September 30, 2000, cash and liquid investments were $832,841, as compared to $3,590,965 at December 31, 1999. At September 30, 2000,
working capital was $2,254,029, as compared to $4,637,238 at December 31, 1999.

Surety has established a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. Outstanding borrowings under the credit facility as of September 30, 2000, were $1,276,182.
Possible Delisting of Securities from Nasdaq Stock Market

The Company has been notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not in compliance with Nasdaq listing standards that require the Company's stock to maintain a minimum bid price of $1.00 or more. As a result, the Company has been provided a period which expires December 28, 2000, to regain compliance with such standards. If the Company's common stock does not regain compliance within the specified period (which would require the common stock to have a closing bid price of $1.00 or more for at least ten consecutive business days), the Company's stock will be delisted at the opening of business on December 29, 2000. The company may request a review prior to December 28, 2000, which will generally stay delisting for an indeterminable period of time after December 29, 2000. In the event of delisting by Nasdaq, trading in the Company's common stock may thereafter be conducted in over-the-counter markets. Consequently, the liquidity of the Company's common stock would be impaired, not only in the number of securities that could be bought and sold, but also through delays in the timing of transactions and lower or higher prices for the Company's common stock than might otherwise be attained. Further, the delisting of the Company's common stock would have a material adverse effect on the ability of the Company to raise capital through the sale of equity securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on investments, lending arrangements and the demand for consumer loans. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. Further, when the Company agrees to make a mortgage loan, the Company immediately receives a commitment from an investor to buy such mortgage loan shortly after it is made. Accordingly, the Company does not incur a material amount of interest expense relating to Surety's credit facility. The Company does not believe that it is exposed to significant market risk for changes in interest rates.

Part II. Other Information

Items 3, 4, and 5 are not applicable.

Item 1.  Legal Proceedings.

On April 18, 2000, the Company filed a lawsuit against The Dime Savings Bank of New York, FSB and Hudson United Bancorp in The United States District Court for the District of South Carolina, Columbia Division. The lawsuit arises out of the Company's contract with The Dime Savings Bank relating to the development of a system to process and automate decisioning of automobile loans. This contract was acquired by The Dime Savings Bank in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N.A. In the complaint, the Company alleges a breach of contract by The Dime Savings Bank and intentional interference with the contract by Hudson United Bancorp, which attempted to merge with The Dime Savings Bank earlier this year. The lawsuit also contains a civil conspiracy claim against both The Dime Savings Bank and Hudson United Bancorp and seeks actual and punitive damages against both defendants. Since the Company filed this lawsuit, Hudson United Bancorp has been granted a request to dismiss the lawsuit against it due to lack of jurisdiction in South Carolina. The Company is evaluating whether to re-institute a similar lawsuit against Hudson United Bancorp in another jurisdiction. In addition, The Dime Savings Bank has asserted counterclaims against the Company for an unspecified amount of damages for breach of contract, breach of warranty, constructive fraud and negligent misrepresentation. The Company intends to contest these allegations vigorously.

Item 2.  Changes in Securities and Use of Proceeds.

(a)      Not applicable.

(b)      Not applicable.

         (c)  Not applicable.

(d) The Company's registration statement on Form S-1 (File No. 333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $0.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of September 30, 2000, the Company has used net proceeds of $60,088,000 from the offering as follows:

                                                           Direct  or  indirect   payments  to
                                                           directors,     officers,    general
                                                           partners  of the  issuer  or  their
                                                           associates;  to persons  owning ten
                                                           percent  or  more of any  class  of
                                                           equity  securities  of the  issuer;         Direct or indirect
                                                           and to affiliates of the issuer             payments to others
                                                           ------------------------------------    ---------------------------
Construction of plant, building and facilities                                                           $            -
Purchase and installation of machinery and equipment                                                          5,912,000
Purchase of real estate                                                                                               -
Acquisition of other business(es)                                                                               300,000
Repayment of indebtedness                                                   $   771,000 1                     1,000,000
Working capital                                                                                              33,919,000
Temporary investments:
     US Treasury obligations                                                                                          -
     Commercial paper                                                                                                 -
     Money market / cash                                                                                        333,000
Other purposes
     Marketing                                                                                                4,559,000
     Research & development                                                                                  11,040,000
     Purchase of software                                                                                     2,254,000

1   Reflects the repayment of debt owned to Carolina First Corporation, as described under the caption "Use of Proceeds" in the Company's Prospectus, dated April 25, 1996.


Item 6.  Exhibits and Reports on Form
8-K.

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

    Exhibit 99.1 - Common Stock Purchase Agreement, dated as of June 2, 2000, between Affinity Technology Group, Inc. and Redmond Fund, Inc.(incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (file no. 333-41898)).

    Exhibit 99.2 - Form of Common Stock Purchase Warrant issued by Affinity Technology Group, Inc. to Redmond Fund, Inc. (incorporated by reference to
    Exhibit 4.5 to the Company's Registration Statement on Form S-3
    (file no. 333-41898)).

    Exhibit 99.3 - First Amendment to Common Stock Purchase Agreement,dated as of September 1, 2000, between Affinity Technology Group, Inc. and Redmond Fund, Inc.(incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3(file no. 333-41898)).

    Exhibit 99.4 - Second Amendment to Common Stock Purchase Agreement, dated as of October 2, 2000, between Affinity Technology Group, Inc. and Redmond Fund, Inc.(incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (file no. 333-41898)).

    Exhibit 99.5 - Convertible Debenture and Warrants Purchase Agreement, dated as of September 22, 2000, between Affinity Technology Group, Inc. and AMRO International, S. A. (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (file no. 333-48176)).

    Exhibit 99.6 - Form of 8% Convertible Debenture to be issued by Affinity Technology Group, Inc. to AMRO International, S. A.(incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3(file no. 333-48176)).

    Exhibit 99.7 - Form of Stock Purchase Warrant to be issued by Affinity Technology Group, Inc., to AMRO International, S. A.,(incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3(file no. 333-48176)).

    Exhibit 99.8 - Registration Rights Agreement, dated as of September 22, 2000, between Affinity Technology Group, Inc. and AMRO International, S. A. (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 (file no.
    333-48176)).

    Exhibit 99.9 - Form of Stock Purchase Warrant to be issued by Affinity Technology Group, Inc. to Cardinal Securities, LLC (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3 (file no. 333-48176)).

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Affinity Technology Group, Inc.

      By:  /s/ Joseph A. Boyle
               Joseph A. Boyle
               President, Chief Executive
               Officer, Chief Financial Officer and Treasurer

      Date:  November 14, 2000