Form 10-K
period 2000-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2001-04-02
CIK 1007508

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately 1,896,070 as of March 7, 2001. For purposes of such calculation, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and certain of their immediate family members have been included because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         There  were  35,551,233   shares  of  the  Registrant's   Common  Stock
outstanding as of March 7, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's proxy statement with respect to the 2001 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

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

Part I

Item 1  Business

         Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. The Company's DeciSys/RT(R) processing system automates the processing and consummation of consumer financial services transactions. DeciSys/RT can simultaneously accept and capture consumer information through remote input devices, such as touch-screen terminals or terminals used by loan officers, and automatically interact with credit bureaus and other third parties that supply information necessary to process a consumer financial transaction.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. If the Company had continued to use cash at the rate used during 2000, the Company would have depleted its existing cash reserves in the first quarter of 2001. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses is feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that would allow it to continue its operations.

     The Company's products and services consist of:

o the Affinity Automated Loan Machine (the ALM (R)), which looks and functions much like an automated teller machine and permits a consumer to apply for and, if approved, receive a consumer loan without human intervention in as little as 10 minutes;

o the e-xpertLender(R) system, which permits a financial institution to use the DeciSys/RT(R) system to make automated lending decisions through call centers, branches and automobile dealerships;

o iDEALSM (indirect electronic automobile lending system), which permits a lender to make automated lending decisions for loan applications originated at an automobile dealership; and

o        rtDSSM  (realtime  decisioning   services),   which  is  based  on  the
         e-xpertLender system and permits a lender to deliver credit decisions to loan applicants over the Internet.

         In addition, through a wholly owned subsidiary, Surety Mortgage, Inc. ("Surety"), the Company originates and processes mortgage loans.

         The Company has been granted two patents covering its fully-automated loan processing systems. In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk. In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007).

         The Company has initiated a patent licensing program for its loan processing patents and is developing a licensing program for its newly-issued financial account patent. Both of the Company's patents covering fully automated lending systems are being reexamined by the U.S. Patent and Trademark Office due to challenges by third parties. In March 2000, August 2000 and January 2001, the U.S. Patent and Trademark Office issued preliminary office actions rejecting all previously issued claims under the Company's first patent covering fully-automated lending systems. It is possible that third parties may bring additional actions to contest some of or all of the Company's patents. The
Company can make no assurances that it will not lose some of or all the claims covered by its existing patents.

         Through the end of 1996, the Company's primary product was the ALM which captures origination information for unsecured consumer loan applications and then routes this information to the Company's proprietary DeciSys/RT for an automated decision. The Company also developed additional financial products which could be originated at an ALM and processed through DeciSys/RT. These products included loans secured by cash collateral and the ability to open checking accounts, renew existing loans, cross sell other products and make counter offers to applicants who qualify for a loan amount higher or lower than the loan amount originally requested. The ALM was not widely accepted by the market and the Company has discontinued any sales and marketing efforts related to this product. At December 31, 2000, the Company's installed base of ALMs consisted of 15 units which were sold under a sales-type lease to one customer. This lease expires in September 2001. All the contracts under which the Company previously deployed ALMs have expired or been terminated by the Company's customers.

         During 1997, the Company developed e-xpertLender, which establishes connectivity among a financial institution's delivery channels, Affinity's automated decisioning system, and the institution's risk management group. e-xpertLender also, upon approval, gives the consumer the choice of closing or fulfillment methods that include branches, ALMs, mail, and third party closing agents. The system enables call center agents and branch personnel to inquire as to the status of applications at any time and electronically notifies loan officers with respect to exceptions and the reason for referral. The Company currently has one customer who uses its e-xpertLender product. The Company has suspended the active marketing of e-xpertLender due to its latest reduction-in-force and insufficient working capital necessary to support the marketing, sales, deployment and operations of additional e-xpertLender systems.

         During 1998, the Company's principal activities were directed toward enhancing its e-xpertLender product delivery capabilities and designing and developing a system to process automobile loans pursuant to a development contract with Citibank. In 1999 Citibank sold its indirect automobile loan business to Dime Savings Bank. Dime did not deploy the Company's indirect automobile loan processing system and the Company initiated a lawsuit against Dime in April 2000 to recover certain amounts the Company believed it was due under the contract. The dispute was settled through mediation in January 2001. During 1999, the Company completed the development of a general release version of an automobile loan processing system, which was offered under the brand name of iDEAL. During most of 2000, the Company processed automobile loan transactions for one customer who had acquired iDEAL in 1999. This customer has significantly curtailed its indirect automobile loan activities, and the Company is not currently processing transactions for this customer. The Company has also suspended the active marketing of its iDEAL system due to its latest reduction-in-force and insufficient working capital necessary to support the marketing, sales, deployment and operations of additional iDEAL systems.

         In early 1998, the Company formed Surety for the purpose of marketing, deploying and processing mortgage loan applications originating through its Mortgage ALM product. Since 1998 Surety has deployed and operated a network of Mortgage ALMs to gain an understanding of the market and consumer response to this method of obtaining mortgage loan applications. Currently, Surety has 23 Mortgage ALMs deployed in various venues, including realtor's offices and community bank branches, through which it obtains mortgage loan applications which are then underwritten, processed, closed and sold to permanent investors.

         In December 2000, Surety entered into a processing contract with HomeGold Financial, Inc. ("HomeGold") whereby Surety will underwrite and process certain mortgage loan applications generated by HomeGold through its telemarketing and other channels. The agreement expires on December 31, 2001, but may be terminated prior to that time by either party on 90 days' notice. In addition, Surety entered into a processing contract with another mortgage banker in March 2001 to provide similar services.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond"), under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share. The Company has registered these shares for resale by Redmond under the Securities Act of 1933 pursuant to the Company's agreement with Redmond.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). Under the agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture is convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. The debenture matures 18 months after its issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. In this regard, the debenture requires the Company to use no less than 25% of the proceeds from any future equity financing to repay as much of the debenture as it can at a price equal to 120% of the principal amount of the debenture plus all accrued and unpaid interest. Under the agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price initially is $0.425. The warrant exercise price is subject to reduction in certain instances. As of March 30, 2001, AMRO had exercised a portion of the debenture into an aggregate of 3,037,931 shares of the Company's stock. Additionally, the Company made a principal payment of $50,000 in March 2001. The outstanding principal amount as of March 30, 2001, was $765,000. If AMRO had converted the remainder of the debenture in full on March 30, 2001, the Company would have been required to issue to AMRO approximately 20,351,000 shares of its common stock.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month is not less than $100,000 or more than the lesser of $1,000,000, or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of March 30, 2001.

         On February 12, 2001, the Company's stock was delisted from the Nasdaq SmallCap Market. On February 13, 2001, shares of the Company's common stock began trading on the OTC Bulletin Board under the symbol "AFFI."

Sales and Marketing

         To date, the Company has offered its software products and services on the basis of an Application Service Provider ("ASP") model. Under this model the Company would install its software products for its customers and process its customers' transactions at its operations center. The Company has suspended the sales and marketing of its products under the ASP model due to working capital and other resource constraints. The Company is considering alternative means to sell and market its software products, including the sale of software licenses. Currently, the Company does not maintain a dedicated software sales force.

         Surety maintains a dedicated sales force of two employees. Additionally, the senior executives of Surety actively participate in marketing activities and negotiations with its customers to deploy and operate Mortgage ALMs and to provide processing services to other mortgage bankers.

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

         Electronic commerce technologies in general, including the ALM, the Mortgage ALM, e-xpertLender, rtDS and iDEAL, compete with traditional consumer lending methods, including in-person applications at branch offices of financial institutions and cash advances on credit cards, home equity lines of credit and other revolving credit facilities, some or all of which are employed by the Company's existing and potential customers. The ability of the Company's products and services to compete with traditional lending methods will be dependent in part on consumer acceptance of electronic commerce in general and industry acceptance of the Company's products and services in particular.

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

         The Company's Network Operating Center ("NOC"), located in Columbia, South Carolina, connects through a private network to the ALMs and e-xpertLender workstations in service. The NOC is connected to the network via dedicated 56.6 Kbps lines (upgradable to T-1), while the ALMs use dial-up connections and the e-xpertLender System utilizes T-1 or dial-up connections. The Company also maintains leased line connections to TRW Inc., Trans Union Corporation, Equifax Inc., and other providers of information for validation of a consumer's identity and loan underwriting. The combination of data-encryption techniques and the closed loop nature of the system provide for a secure environment.

         The Company's operations are dependent on its ability to protect its NOC against damage from fire, earthquake, power loss, telecommunications failure or similar events. All of the Company's computer equipment constituting its central computer system, including its processing operations, is located at the Company's NOC in Columbia, South Carolina.

Intellectual Property

        The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention The Company is in a reexamination proceeding with the U.S. Patent and Trademark Office ("PTO") on both of these loan processing patents ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811) due to a request to invalidate or otherwise limit the patents. On three occasions the U.S. Patent and Trademark Office has reached a preliminary decision to reject the claims covered by one of these patents (U.S. Patent No. 5,870,721). The reexamination could result in a loss or limitation of some or all of the previously issued claims under both patents.

         In addition, in August 2000, the Company was issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No. 6,105,007). The Company also holds a patent covering the issuance of insurance products automatically through a kiosk ("Method and Apparatus for Issuing Insurance from a Kiosk", U.S. Patent No. 5,537,315). The Company has also applied with the PTO for additional patent protection for certain features of the Company's technology, including additional aspects of its closed loop lending system, its automated insurance product, and its Internet related products and services. Certain of such applications and amendments thereto have been rejected by the PTO and others are at a preliminary stage. There can be no assurance that any of the Company's patent applications or amendments thereto will be allowed by the PTO.

         "Affinity", "ALM" "DeciSys/RT", and "e-xpertLender" are registered trademarks of the Company; and "Affinity Technologies," "iDEAL," "rtDS," and "Affinity enabled" are registered servicemarks of the Company.

         The Company's success and ability to compete is heavily dependent upon its proprietary technology. The Company also relies on trade secret and copyright law and employee, customer and business partner confidentiality agreements to protect its technology. However, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. There can be no assurance that the Company will be able to protect its technology from disclosure or that others will not develop technologies that are similar or superior to the Company's technology. See "Business Risks - Limited Protection of Technology".

Research and Development

         During 2000, 1999, and 1998, the Company spent approximately $684,000, $1,871,000, and $2,560,000, respectively, on research and development activities which represented approximately 31.7%, 65.1%, and 96.4% of 2000, 1999, and 1998 revenues, respectively. During 2000, the Company capitalized no software development costs.

         In January 2000, the Company substantially reduced the number of employees on its research and development staff. While the Company believes that its current research and development staff is sufficient to support ongoing developmental projects, the Company does not currently have the capacity to initiate new projects.

Employees

         At December 31, 2000, the Company employed approximately 36 full-time employees and 1 part-time employee, compared to 77 full-time and 1 part-time employee at December 31, 1999. The Company reduced its workforce in March 2001 to 24 employees. The Company has no collective bargaining agreements.

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

         Limited Capital Resources; Operating Losses

         The Company has generated net losses of $64,276,280 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. At December 31, 2000, cash and liquid investments were $646,198.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. If the Company had continued to use cash at the rate used during 2000, the Company would have depleted its existing cash reserves in the first quarter of 2001 The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses is feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that would allow it to continue its operations.

         In order to fund its operations, the Company may need to raise additional funds through the issuance of additional equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         Significant Losses; Accumulated Deficit; Future Losses

         To date, the Company has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 2000 of approximately $64,276,000 with net losses of approximately $706,000 for the period from inception (January 12, 1994) through December 31, 1994, and $2,308,000, $9,692,000, $15,399,000,
$14,873,000,  $12,095,000  and $9,203,000 for the years ended December 31, 1995,
1996, 1997, 1998, 1999, and 2000, respectively. The Company expects to incur substantial additional costs to finance its operations. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

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

         Potential for Fluctuation in Quarterly Results

         The Company's revenues are affected by many factors, including demand for mortgage loan products and services, the Company's technology and demand for any additional products or services developed or sold by the Company, introduction and enhancement of products and services by the Company and its competitors, market acceptance of such technology in existence or developed in the future, types of distribution channels through which products are sold and general economic conditions (particularly those conditions affecting financial products and services supply and demand). Further, the Company's customer base historically has been highly concentrated and such concentration has had a significant effect on quarterly revenues. Shortfalls in revenues in relation to the Company's expectations have had and may continue to have an adverse effect on the Company's business, operating results and financial condition. The uncertainty regarding the extent and timing of revenues coupled with the Company's substantial operating expenses (many of which the Company is unable to adjust in a timely manner) means that the Company may likely continue to experience substantial quarterly fluctuations in its operating results.

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

     Unproven Market; Unproven Acceptance of the Company's Products and Services

         The market for products and services that enable electronic commerce is new, developing and uncertain. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's future growth and financial performance will depend upon consumer acceptance of electronic commerce as an attractive means of conducting certain consumer financial transactions and also upon institutional acceptance of the Company's products as a preferred means for serving consumers. Such institutional acceptance will in part depend on continued and growing use of relatively new quantitative credit scoring methodologies that are amenable to automation. If the electronic commerce market fails to grow or grows more slowly than anticipated, or if lenders reduce their use of quantitative credit scoring tools, the Company's business, operating results and financial condition would be materially adversely affected. Furthermore, even if this market does experience substantial growth, there can be no assurance that the Company's products and services will be commercially successful or benefit from such growth. Failure of either the providers of consumer financial services or the consumers of such services to quickly accept electronic commerce distribution channels in general, and the Company's electronic commerce enabling technologies in particular, or the inability of the Company's products and services to satisfy its customers' or consumers' expectations, have had and may continue to have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's financial position may adversely affect its ability to sell its products and services and develop strategic relationships.

         Because the market for the Company's products and services is new, evolving and uncertain, it is difficult to determine the size and predict the future growth rate, if any, of this market. The market for the Company's products may never be developed, or may develop at a slower pace than expected, or such products and services may not be adopted by participants in this market or may be adopted by only a limited number of participants. If the market fails to develop or develops more slowly than expected, or if the Company's products and services do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the Company may not have sufficient capital to respond quickly and effectively to technological changes and competitive forces in its markets.

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

         In addition, services based on software and computing systems often encounter development delays, and the underlying software may contain undetected errors or failures when introduced or when the volume of services provided increases. The Company has experienced and may continue to experience delays in the development of its products and the software and computing systems underlying its services and the Company's software may contain errors. Any material development delays or errors could damage the reputation of the service or software affected, as well as the Company's customer relations, which could have a material adverse effect on the Company's business.

         Rapid Technological Changes

         The market for products and services that enable electronic commerce is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the Company's products and services will be competitive technologically or otherwise. The ability of the Company to compete in this market will depend upon, among other things, broad acceptance of the Company's products and services and on the Company's ability to continually improve its products and services to meet changing customer requirements. There can be no assurance that the Company will successfully identify new product and service opportunities and develop and bring to the market new and enhanced services and products in a timely manner; that such products, services and technologies will be commercially successful; that the Company will benefit from such development; or that products, services and technologies developed by others will not render the Company's products, services and technologies noncompetitive or obsolete. If the Company is unable to penetrate new markets in a timely manner in response to changing market conditions or customer requirements or if new or enhanced products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, the Company may not have sufficient capital to respond quickly and effectively to technological changes and competitive forces in its markets.

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

     Dependence on Consumer Retail Lending Industry; Cyclical Nature of Consumer Lending

         The Company's business is currently concentrated in the consumer lending industry and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in that industry. For example, a decrease in consumer lending could result in a smaller overall market for the Company's products and services. Furthermore, U.S. banks are continuing to consolidate, decreasing the overall potential number of buyers for the Company's products and services. Moreover, one customer accounted for approximately 35.8% of the Company's revenue in 2000. The Company expects that its operating revenues will continue to be attributable to a relatively small number of customers. These factors as well as others affecting the consumer lending industry could have a material adverse effect on the Company's business, operating results and financial condition.

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

         In addition, the Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on patent, copyright, trade secret and trademark law to protect its technology. The Company's patents are subject to challenge by third parties. The Company currently holds four United States patents, and has applied for others in the United States and abroad to protect certain features of its technology. However, as a result of challenges by third parties, the U.S. Patent and Trademark Office is reexamining both of the Company's patents covering fully-automated lending systems ("System and Method for Real-time Loan Approval," U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). On three occasions, the U.S. Patent and Trademark Office has reached a preliminary decision to reject the claims covered by one of the Company's patents (U.S. Patent No. 5,870,721). The reexamination process could result in a loss or limitation of some of or all the claims under these patents. Further, it is likely that third parties may bring additional actions to contest some of or all of the Company's patents. Such actions could result in a limitation or the complete loss of some of or all the patents the Company has or may obtain in the future. Moreover, while the Company intends to continue to file patent applications to further protect its technology, the Company cannot assure you that any of these patents will be granted, that if granted these patents would survive a legal challenge to their validity or provide meaningful levels of protection or that the Company will have sufficient capital to prosecute and protect any of these patents.

         Despite the Company's efforts to protect its proprietary rights, third parties may attempt to copy aspects of the Company's products and services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products and services is difficult, particularly in the environment in which the Company operates, and the laws of other countries may afford the Company little or no effective protection of its intellectual property. Additionally, policing the unauthorized use of the Company's intellectual property rights may be very expensive, and the Company may not have the resources to do so. The Company cannot be assured that the steps it has taken will prevent others from misappropriating its technology. The Company believes that certain companies have developed or will develop systems and technologies that are covered by one or more of the claims covered by either the Company's existing patents or pending patent applications. The Company's capital resources are very limited, and it may not be able to take the actions necessary to enforce the Company's proprietary rights. Moreover, if the Company were to initiate litigation to enforce its proprietary rights, whether successful or unsuccessful, it would result in substantial costs and a diversion of resources, which could have a material adverse effect on the Company's business, financial condition or operating results.

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

         Dependence on Third Parties

         The success of the Company and its business is dependent on, among other things, its ability to identify and reach agreements and work successfully with third parties. In particular, the Company relies or may rely on third parties in connection with its customer relationships, strategic alliance arrangements, and other areas. There can be no assurance that the Company will be successful in identifying such third parties, that it will be able to reach suitable agreements with such third parties or that it will be able to successfully implement any such agreements that are or have been reached. Failure by the Company to accomplish any of the above could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Undeveloped Distribution Channels

         The Company currently does not have a dedicated sales staff that focuses exclusively on the marketing and sales of its products and services. Moreover, the Company has been unable to enter into strategic relationships with any third parties that have resulted in meaningful sales of its software products and services. Due to measures taken to reduce the Company's employee base and preserve cash resources, the Company does not expect to hire any sales and marketing personnel unless it is able to raise sufficient additional capital. The Company currently relies on the efforts of its senior officers to pursue opportunities to market and sell its products and services, and these officers have limited resources to dedicate to sales and marketing efforts. For the Company to ever achieve broad distribution of its products or services, it will have to implement effective marketing and distribution programs. The inability of the Company to develop and implement effective marketing programs could have a material adverse effect on the Company's business, operating results and financial condition. To the extent broad distribution of the Company's products and services is not achieved, there would be a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Key Employees

         The Company is highly dependent on certain key executive officers and technical employees. The Company is also dependent on its ability to recruit, retain and motivate high quality personnel. Competition for such personnel is intense, and the inability to attract and retain qualified employees or the loss of current key employees could materially and adversely affect the Company's business, operating results and financial condition. Additionally, the Company does not maintain "key man" insurance policies on any of its key employees nor does the Company intend to secure such insurance. The Company's financial situation could adversely affect the Company's ability to retain current employees and executives. The loss of the services of any of the Company's executive officers could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risk of Substantial Dilution

         In November, 2000, the Company issued to AMRO International, S.A. ("AMRO") a debenture which is convertible into shares of the Company's stock at a price equal to the lesser of $1.00 or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. As of March 30, 2001, AMRO exercised a portion of the debenture representing a principal amount of $185,000 and accrued interest of $3,406 into 3,037,931 shares of common stock. If AMRO had converted the remainder of the debenture in full on March 30, 2001, the Company would have been required to issue to AMRO approximately 20,351,000 shares of its common stock.

         The convertible debenture the Company issued under the convertible debenture and warrants purchase agreement with AMRO is convertible into shares of common stock at a price that will be substantially less than the market price of the Company's stock at the time of conversion. In addition, the lower the price of the Company's stock at the time of conversion of the convertible debenture, the greater the number of shares that the Company will be required to issue, and the greater the dilution that the Company's existing shareholders will incur. Also, the perceived risk of dilution may cause the Company's existing shareholders and other holders to sell their shares of the Company's stock, which would contribute to a decrease in the Company's stock price. In this regard, significant downward pressure on the trading price of the Company's stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of its stock.

        In addition, the Company has entered into other agreements under which it may sell stock at a price that may be substantially less than the market price of the Company's stock at the time of sale. The sale of stock at a price that is less than market value could have an immediate adverse effect on the market price of the Company's common stock. In addition, the Company has issued options and warrants to acquire shares of its common stock, and the Company may issue additional warrants in connection with its financing arrangements and may grant additional stock options under its stock option plan that may further dilute the Company's common stock. The exercise of such warrants and options would have a dilutive effect on the Company's common stock. Also, to the extent that persons who acquire shares under all the foregoing agreements sell those shares in the market, the price of the Company's shares may decrease due to additional shares in the market.

         Volatility of Stock Price and Risk of Litigation

         The Company's common stock price has been extremely volatile and has experienced substantial and sudden fluctuations in response to a number of events and factors. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many high technology companies, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

         Risk of System Failure or Interruption

         The Company would be unable to deliver its services if its system infrastructure broke down or was otherwise interrupted. Events that could cause such system interruption include, but are not limited to, fire, earthquake, power loss, telecommunications failure, and unauthorized entry or other events. The Company cannot assure uninterrupted service of its processing capabilities in the event of a regional natural disaster, power outage, communications interruption, or other catastrophic event. Also, the Company has never experienced substantial transaction volumes that may stress the capacity of its systems. There is a possibility that the Company's existing systems may be inadequate to handle substantially increased transaction volumes, which may cause serious failures of its services. Finally, although the Company regularly backs up data from its operations and takes other measures to protect against loss of data, there is still some risk of some losses. A system outage or data loss could materially and adversely affect the Company's business.

         The Company's infrastructure may be vulnerable to computer viruses, hackers, rogue employees or similar sources of disruption. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business. Any problem of this nature could result in significant liability to customers and also may deter potential customers from using the Company's services.

Item 2.  Properties

         The Company's principal executive offices are located at 1201 Main Street in Columbia, South Carolina. Such office space encompasses approximately 33,000 square feet and is currently under lease which expires in 2001. The Company also leases approximately 2,800 square feet of office space at 1500 Hampton Street, Suite 130, in Columbia, South Carolina, under a lease that is due to expire in August 2001. The Company's primary assembly and quality assurance facilities are located at 2500 Leaphart Road in West Columbia, South Carolina, which encompasses approximately 7,500 square feet and is currently under a sublease arrangement which expires in August 2001.

Item 3.  Legal Proceedings

         The Company settled its lawsuit against The Dime Savings Bank of New York on January 22, 2001. The lawsuit arose out of the Company's contract with The Dime Savings Bank relating to the development of a system to process and automate decisioning of automobile loans. This contract was acquired by The Dime Savings Bank in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N. A.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                      Executive Officers of the Registrant

  Name                       Age             Position with the Company
  Joseph A. Boyle            47              Chairman, President, Chief
                                             Executive Officer, and Chief
                                             Financial Officer
  Terrence J. Sabol, Sr.     54              Senior Vice President of Technology
  Gina Champion              37              Senior Vice President and General
                                             Counsel and Secretary

Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000 and Treasurer from May 1997. From May 1997 to July 1998, Mr. Boyle also served as Secretary of the Company. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

Terrence J. Sabol, Sr., Senior Vice President of Technology, joined the Company in October 1995. From July 1990 to October 1995, he served as Products Manager for Policy Management Systems Corporation, a Columbia, South Carolina company that provides and supports computer systems for insurance companies.

Gina Champion became Senior Vice President and Chief Administrative Officer of the Company in March 2000. Ms. Champion has also served as General Counsel of the Company since 1997 and as Secretary of the Company since July 1998. Prior to joining the Company in 1996, Ms. Champion engaged in the private practice of law.


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Effective February 12, 2001, the Company's common stock was delisted from the Nasdaq Smallcap Market and began trading on the OTC Bulletin Board. The Company's common stock traded on the Nasdaq SmallCap Market from March 27, 2000, to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market under the symbol "AFFI." The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 1999 and 2000, as reported by the Nasdaq Stock Market. As of March 7, 2001, there were 283 stockholders of record of the Common Stock.


                                          Sales Price Per Share
                                           High            Low
                   1999
                   First Quarter           2.50           0.63
                   Second Quarter          3.81           1.19
                   Third Quarter           1.78           0.69
                   Fourth Quarter          1.31           0.41
                   2000
                   First Quarter           4.38           0.47
                   Second Quarter          2.16           0.75
                   Third Quarter           1.31           0.63
                   Fourth Quarter          0.66           0.09

              The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

              On October 27, 2000, the Company issued 20,000 shares of its common stock to an outside consultant retained by the Company to pursue opportunities to exploit the Company's financial account patent. The Company issued such shares in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

(b)           The  Company's  registration  statement  on  Form  S-1  (File  No.
              333-1170) with regard to an initial public offering of 5,060,000 shares of common stock, par value $.0001 per share, of the Company was declared effective by the Securities and Exchange Commission on April 24, 1996. As set forth in the Company's Form SR, Report of Sales of Securities and Use of Proceeds Therefrom, Montgomery
              Securities and Donaldson, Lufkin & Jenrette Securities Corporation acted as the managing underwriters for the offering, which commenced April 25, 1996. As of December 31, 2000, the Company has used net proceeds of $60,088,000 from the offering as follows:





                                                           Direct or indirect  payments to
                                                           directors,   officers,  general
                                                           partners   of  the   issuer  or
                                                           their  associates;  to  persons
                                                           owning  ten  percent or more of
                                                           any class of equity  securities
                                                           of   the    issuer;    and   to      Direct or indirect
                                                           affiliates of the issuer.            payments to others
                                                           --------------------------------    ----------------------

Construction of plant, building and facilities                                                       $            -
Purchase and installation of machinery and equipment                                                       5,994,000
Purchase of real estate                                                                                           -
Acquisition of other business(es)                                                                           300,000
Repayment of indebtedness                                         $       771,000 1                       1,000,000
Working capital                                                                                          34,072,400
Temporary investments:
     US Treasury obligations                                                                                      -
     Commercial paper                                                                                             -
     Money market /cash                                                                                           -
Other purposes:
     Marketing                                                                                            4,564,000
     Research & development                                                                              11,129,600
     Purchase of software                                                                                 2,257,000
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

                                                                   Year ended
                                                                  December 31,
                                             2000              1999             1998            1997            1996
                                       ------------------ ---------------- --------------- --------------- ---------------
Statements of Operations Data:
Revenues                                     $ 2,155,513      $ 2,874,901      $2,656,259     $ 4,146,899     $ 5,081,818
Costs and expenses:
Cost of revenues                                 557,328        2,262,468       1,644,653       2,125,646       3,088,321
Research and development                         683,600        1,870,509       2,559,600       3,526,257       2,905,232
Impairment loss                                2,608,773                -               -               -               -
Selling, general and
     administrative expenses                   7,604,478       11,208,310      14,358,335      15,892,560      10,819,381
                                       ------------------ ---------------- --------------- --------------- ---------------
Total costs and expenses                      11,454,179       15,341,287      18,562,588      21,544,463      16,812,934
                                       ------------------ ---------------- --------------- --------------- ---------------
Operating loss                               (9,298,666)     (12,466,386)    (15,906,329)    (17,397,564)    (11,731,116)
Interest income                                  168,033          375,514       1,044,251       2,033,571       2,099,004
Interest expense                                (72,463)          (3,764)        (10,923)        (35,359)        (60,083)
                                       ------------------ ---------------- --------------- --------------- ---------------
Net loss                                     (9,203,096)     (12,094,636)    (14,873,001)    (15,399,352)     (9,692,195)

                                       ================== ================ =============== =============== ===============
Net loss per share -
     basic and diluted                       $    (0.30)      $    (0.41)      $   (0.50)      $   (0.54)      $   (0.40)
                                       ================== ================ =============== =============== ===============

Shares used in computing
     net loss per share                       30,242,054       29,738,459      29,755,034      28,477,880      24,136,480
                                       ================== ================ =============== =============== ===============

                                                                         December 31,
                                            2000             1999             1998            1997             1996
                                       ---------------- ---------------- --------------- ---------------- ---------------
Balance Sheet Data:

Cash and cash equivalents                    $ 646,198      $ 2,116,016     $ 2,026,932       $4,470,185     $31,563,950
Short-term investments                               -        1,474,949       8,068,310       19,135,415      10,583,997
Working capital                              2,216,854        4,637,238      13,543,782       28,599,560      43,672,679
Net investment in sales-type
      leases, less current portion                   -          249,830         574,347        1,328,741       2,386,010
Total assets                                 5,638,453       13,129,528      24,196,875       42,209,570      56,098,857
Notes payable, less
     current portion                           951,456                -               -                -               -
Capital lease obligations to related                 -
     party, less current portion                                      -               -                -          66,245
Capital stock of subsidiary held                     -
     by minority investor                       22,668                -               -                -         200,000
Stockholders' equity                         2,326,314       10,670,980      22,556,201       39,230,570      52,134,639

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

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. If the Company had continued to use cash at the rate used during 2000, the Company would have depleted its existing cash reserves in the first quarter of 2001. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses is feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that would allow it to continue its operations.

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

Results of Operations

         Revenues. The Company's revenues were $2,155,513, $2,874,901, and $2,656,259 for the years ended December 31, 2000, 1999 and 1998, respectively. The types of revenue recognized by the Company in the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                              Years ended December 31,
                                           2000                           1999                          1998
                               ----- ------------------ ---    --- ------------------- ---    -- ------------------- ---
                                                    % of                           % of                          % of
                                   Amount           Total         Amount           Total         Amount          Total
                               ---------------     --------    --------------     --------    --------------    --------
Transaction fees                    $ 544,168         25.2         $ 538,073         18.7         $ 750,936        28.3
Mortgage processing fees              432,438         20.1           397,024         13.8           453,657        17.1
Initial set-up fees                         -            -                 -            -            91,000         3.4
Sales and rental fees                   3,000          0.1            48,962          1.7            66,369         2.5
Professional services fees            319,503         14.8           850,497         29.6           797,301        30.0
Patent license revenue                510,000         23.7           645,000         22.4                 -           -
Other income                          346,404         16.1           395,345         13.8           496,996        18.7
                               ---------------     --------    --------------     --------    --------------    --------
                                  $ 2,155,513        100.0       $ 2,874,901        100.0        $2,656,259       100.0
                               ===============     ========    ==============     ========    ==============    ========

         Transaction fees. The slight increase in transaction fees in 2000 compared to 1999 is attributable to an increase in the volume of automobile loans processed through the Company's iDEAL system in 2000 compared to 1999. The Company's only iDEAL customer significantly curtailed its auto lending activities in late 2000. The decrease in transaction fees in 1999 compared to 1998 is attributable primarily to the sale of the Company's Transaction Processing Division ("TPS") in December 1998. Transaction fees associated with processing credit and debit card transactions through the Company's TPS division were approximately $218,000 in 1998.

         Mortgage processing fees. Surety Mortgage, Inc. ("Surety"), a wholly owned subsidiary of the Company, was formed to deploy and test the Company's automated mortgage loan application system, and engages in mortgage brokerage activities which involve originating, processing and selling mortgage loans to outside investors. Surety originates and processes mortgage loans directly with consumers or on behalf of correspondents, and immediately sells such loans to institutions that sponsor the loan programs offered by Surety. Surety only offers loans that will be acquired by such institutions under such programs. Upon making the loan commitment to the borrower, Surety immediately receives a commitment from an institution to acquire the loan upon closing. Mortgage processing fees include gains on sales of mortgage loans to institutions and loan fees received for originating and processing the loan. Loan origination fees and all other direct costs associated with originating loans are recognized at the time the loans are sold. The increase in mortgage loan processing fees in 2000 compared to 1999 is attributable to the increased deployment of the Company's technology in 2000, which resulted in the processing of more mortgage loans. In 2000 Surety processed and closed an aggregate principal balance of loans of approximately $17,860,000. The decrease in mortgage processing fees in 1999 compared to 1998 is attributable to the processing of fewer loans in 1999 compared to 1998. In 1999 Surety processed and closed an aggregate principal balance of loans of approximately $17,408,000 compared with approximately $21,745,000 in 1998.

         Initial set-up fees. The Company did not deploy any ALMs in 2000 or 1999 and, accordingly, recognized no set-up fees. Set-up fees recognized in 1998 relate to the deployment of one ALM and the recognition of previously deferred set-up fees associated with a customer's decision not to deploy ALMs.

         Sales and rental fees. During 2000, all ALM operating leases expired, and the Company recognized $3,000 of rental payments associated with its final lease. The decrease in sales and rental revenue in 1999 compared to 1998 is due to a decrease in the number of ALMs deployed under operating leases in 1999 compared to 1998 for which there were scheduled rental payments.

         Professional services fees. When the Company agrees to provide professional services to customize its core technology to conform to a specific customer request, the Company generally enters into a contract with the customer for the performance of these services which typically defines deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the specific deliverables by the customer, the Company recognizes the corresponding revenue as professional services revenue. In 2000 the Company recognized $309,503 of professional services revenue associated with final enhancements to its e-xpertLender system for one customer. The level of professional services revenue remained relatively consistent for the years 1999 and 1998. In 1999, 64% and 36% of professional services fees were associated with the customization of the Company's e-xpertLender and iDEAL systems, respectively. This customization was performed during the year to meet the specific requirements of two of the Company's customers. These two customers represent 100% of the amounts recognized in 1999 for customization of the e-xpertLender and iDEAL systems. In 1998, professional services revenue related primarily to the customization of the Company's e-xpertLender system to meet a specific customer's requirements. Such customer represented 99% of professional services revenue in 1998.

         Patent license revenue. The Company was granted two patents in 1999 covering automated loan processing and one patent in 2000 covering the automated establishment of a financial account. Patent license revenue in 2000 related to the granting of five patent license agreements, of which three licenses were granted under a sub-licensing agreement with one customer. The sub-licensing agreement was terminated in January 2001. In addition, 91% of the Company's 2000 patent license revenue was associated with the sub-licensing arrangement. Patent license revenue in 1999 related to the granting of three patent license agreements, of which two, representing 93% of the Company's 1999 patent license revenue, were associated with one customer.

Costs and Expenses

         Costs of Revenues. Costs of revenues for the years ended December 31, 2000, 1999 and 1998 were $557,328, $2,262,468, and $1,644,653, respectively.
Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the three years ended December 31, 2000, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the services offered by the Company and due to different pricing structures offered to certain customers.

         Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                       Year ended December 31,

                                             2000                          1999                            1998
                                  --- ------------------- ---    -- -------------------- --     --- ------------------- --------
                                                      % of                           % of                              % of
                                      Amount          Total         Amount          Total          Amount             Total
                                  ---------------    --------    --------------     -------     --------------     -------------
Transaction fees                       $ 108,193        19.4         $ 209,424         9.2          $ 388,734              23.6
Mortgage processing fees                 212,397        38.0           194,239         8.6            192,726              11.7
Sales and rental fees                     52,240         9.4           445,581        19.7            379,775              23.1
Professional services fees               133,498        24.0           573,381        25.3            204,058              12.4
Patent license revenue                    51,000         9.2            64,500         3.0                  -                 -
Contract loss provision                        -           -           775,343        34.2            479,360              29.2
                                  ---------------    --------    --------------     -------     --------------     -------------
                                  ---------------    --------    --------------     -------     --------------     -------------
                                       $ 557,328       100.0        $2,262,468       100.0        $ 1,644,653             100.0
                                  ===============    ========    ==============     =======     ==============     =============

         Costs of transaction fees. The cost of transaction fees consists primarily of the direct costs incurred by the Company to process loan applications through its systems. Such direct costs are associated with services provided by third parties and includes the cost of credit reports, fraud reports and communications networks used by the Company. The decrease in the costs of transaction fees in 2000 compared to 1999 is due to the implementation of contractual provisions whereby certain of the Company's customers assumed the responsibility for paying the direct costs associated with loan transactions processed on their behalf by the Company. The cost of transaction fees decreased in 1999 compared to 1998 in direct correlation to a decrease in 1999 from 1998 of the volume of transactions the Company processed through its systems.

         Costs of mortgage processing fees. The costs of mortgage processing fees consist of the direct cost incurred by Surety associated with the underwriting, processing and closing of mortgage loans. Such costs include credit reports, appraisal reports, flood certifications, administration fees charged by the purchasers of loans and fees paid to other lenders that provide certain processing services associated with loans originated by Surety. The costs of mortgage processing fees increased in 2000 compared to 1999 as a result of an increase in the number of mortgage loans processed by Surety in 2000 compared to the previous year. The costs of mortgage processing fees remained consistent in 1999 compared to 1998 even though Surety originated fewer loans. Accordingly, costs of mortgage processing fees increased on a loan-for-loan basis in 1999 compared to 1998. This increase was due to Surety's increased use of other lenders to provide certain processing services in 1999 compared to 1998.

         Costs of sales and rental fees. Costs of sales and rental fees are related to the cost of ALM hardware components associated with ALMs deployed under sales-type leases, maintenance of installed ALMs, amortization associated with capitalized ALMs and related systems development costs, and depreciation associated with ALMs deployed under operating leases. Costs of sales and rental fees decreased in 2000 compared to 1999 as a result of the expiration of the Company's last ALM operating lease. In 2000 costs of sales and rental fees consisted of depreciation and other costs incidental to the removal of remaining ALMs under operating leases and maintenance associated with remaining ALMs originally deployed under sales-type lease arrangements. Costs associated with sales and rental fees remained consistent in 1999 compared to 1998 and reflected an increase in amortization and depreciation related to ALMs deployed under operating leases and related systems. Such increase was offset by lower ALM maintenance costs in 1999 compared to 1998. In 1998 the costs of sales and rental fees consisted primarily of depreciation related to ALMs deployed under operating leases and the costs associated with maintaining the Company's installed base of ALMs.

         Under the terms of an agreement with one customer covering 30 ALMs, the customer's payment obligation to the Company was based on ALM performance, which resulted in revenues insufficient to cover the depreciation expense recognized by the Company. Accordingly, the cost of sales and rental revenues exceeded the sales and rental revenues recognized by the Company for such contract. This contract expired in early 2000, at which time the related ALMs were fully depreciated.

         Costs of professional services fees. The costs of professional services fees consist of the costs of the direct labor and the allocation of certain indirect costs associated with performing software and system customization services for customers. The costs of providing professional services will vary depending upon the nature of professional services rendered, the level of developers assigned to specific projects and the duration of the project. Accordingly, the margins recognized by the Company may vary significantly depending upon the nature of the project. The costs of providing professional services decreased in 2000 compared to 1999 as a result of the decrease in the level of projects requiring professional services in 2000 compared to 1999. The costs of providing professional services increased in 1999 compared to 1998 primarily as a result of the greater amount of time to conclude certain projects in 1999 compared to 1998.

         Costs of patent license revenue. Costs of patent license revenue recognized in 2000 and 1999 consists of commissions paid to the Company's patent licensing agent and is associated with such agent's commissions for patent licenses granted by the Company. The Company commenced its patent licensing program in 1999.

         Contract loss provision. The Company periodically enters into long-term development contracts to design, develop and install loan processing systems for its customers. In conjunction with such contracts the Company periodically evaluates whether costs incurred and estimated future costs exceed estimated revenues under the contract. To the extent such costs exceed contracted revenues, the Company records a charge to costs of revenues. In 1999 and 1998, the Company recorded contract loss provisions of $775,343 and $479,360, respectively.

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

         Research and development expenses for the year ended December 31, 2000, were approximately $684,000, compared to $1,871,000 and $2,560,000 for 1999 and 1998, respectively. The decrease in research and development expense in 2000 compared to 1999 and in 1999 compared to 1998 is due to an overall decrease in the number of employees involved in development activities in 2000 compared to 1999 and in 1999 compared to 1998.

         The Company capitalized no costs associated with software development in 2000. During 1999 and 1998, the Company capitalized approximately $138,000 and $1,041,000, respectively, of software development costs related primarily to the development of certain financial service applications processed using DeciSys/RT. When a product is available for general release to customers, capitalization of such costs is discontinued and amounts capitalized are generally amortized over a 48 month period.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2000, were approximately $7,604,000, compared to $11,208,000 and $14,358,000 for the years ended December 31, 1999 and 1998, respectively.

         SG&A expenses during 2000 consisted primarily of personnel expense of approximately $2,099,000; professional fees of approximately $791,000; depreciation and amortization expense of approximately $1,690,000; rent expense of approximately $519,000; and writedown of deferred software development costs of approximately $518,000. SG&A expenses during 1999 consisted primarily of personnel expense of approximately $4,283,000; professional fees of approximately $969,000; depreciation and amortization expense of approximately $1,695,000; rent expense of approximately $903,000; provision for excess rental capacity of approximately $449,000; writedown of deferred software development costs of approximately $370,000; and travel costs of approximately $270,000. SG&A expenses during 1998 consisted primarily of personnel costs of approximately $6,283,000; professional fees of approximately $1,722,000; depreciation and amortization of approximately $1,693,000; rent expense of approximately $915,000; advertising and marketing costs of approximately $193,000; deferred compensation expense amortization of approximately $599,000; and travel costs of approximately $437,000.

         The decrease in SG&A in 2000 compared to 1999 is due to a substantial reduction in the Company's workforce in January 2000. Similarly, the decrease in SG&A expense in 1999 compared to 1998 is due to a substantial reduction in the Company's workforce in the fourth quarter of 1998. SG&A expenses were lower in all material categories in 2000 compared to 1999. Other than certain increases associated with contract services, the provision for excess rental capacity, and certain amounts the Company wrote off related to capitalized software development costs, SG&A expenses were lower in all material categories in 1999 compared with 1998.

         Impairment Loss. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill. In accordance with its evaluation, the Company recorded an impairment loss of approximately $2,609,000 in 2000. The impairment loss was primarily attributable to certain assets used or associated with its software and consumer loan processing business, which the Company has significantly curtailed. Impairment losses included charges taken by the Company to reduce the carrying value of property and equipment and goodwill. The Company did not record any impairment losses in 1999 or 1998.

Interest Income

         Interest income of $168,033,  $375,514,  and  $1,044,251,  during 2000,
1999, and 1998, respectively, primarily reflects interest income attributable to short-term investments and interest earned on mortgage loans during the period they are held by Surety pending sales to permanent investors under mandatory sales commitments. Interest income also reflects the amortization of deferred interest income attributable to ALM sales-type leases. The decrease in interest income in 2000 compared to 1999 is attributable to a decrease in the average cash and cash equivalents and investment balances. Similarly, the decrease in interest income in 1999 compared to 1998 was attributable to a decrease in the average cash and cash equivalents and investments balances in 1999 compared to 1998.

Interest Expense

         Interest expense for the year ended December 31, 2000 was $72,463, compared to $3,764 and $10,923 for 1999 and 1998, respectively. Interest expense recognized by the Company is primarily attributable to a line of credit used by the Company to fund mortgage loans made by its wholly owned subsidiary Surety Mortgage, Inc. The increase in 2000 compared to 1999 is attributable to higher utilization of the line of credit in 2000 compared with the previous year.

Income Taxes

         The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 2000, 1999, and 1998, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         The Company has generated net losses of $64,276,280 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and sold a $1 million convertible debenture.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company had continued to use cash at the rate used during 2000, the Company would have depleted its existing cash reserves in the first quarter of 2001. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses is feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that would allow it to continue its operations.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond") under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share. The Company has registered these shares for resale by Redmond under the Securities Act of 1933 pursuant to the Company's agreement with Redmond.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO") Under the agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture is convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. The debenture matures 18 months after its issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. In this regard, the debenture requires the Company to use no less than 25% of the proceeds from any future equity financing to repay as much of the debenture as it can at a price equal to 120% of the principal amount of the debenture plus all accrued and unpaid interest. Under the agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price initially is $0.425. The warrant exercise price is subject to reduction in certain instances. As of March 30, 2001, AMRO had exercised a portion of the debenture into an aggregate of 3,037,931 shares of the Company's stock. The outstanding principal amount as of March 30, 2001, was $765,000.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month is not less than $100,000 or more than the lesser of $1,000,000, or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of March 30, 2001.

         Net cash used during the year ended December 31, 2000, to fund operations was approximately $5,291,000 compared to approximately $6,101,000 and $9,498,000 for 1999 and 1998, respectively. Proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $684,000, and capital expenditures of approximately $342,000. During 1999, proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $1,871,000, software development of approximately $138,000 and capital expenditures of approximately $195,000. During 1998, proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $2,560,000, software development of approximately $1,041,000, capital expenditures of approximately $696,000 and the repurchase of outstanding shares of the Company's common stock of approximately $2,404,000. At December 31, 2000, 1999, and 1998, cash and liquid investments were $646,198, $3,590,965, and $10,095,242, respectively, and working capital was $2,216,854, $4,637,238, and $13,543,782, respectively.

         During June 2000, Surety renewed its agreement with a lender to maintain a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. Surety had approximately $923,000 in outstanding borrowings under the Loan Warehousing Agreement as of December 31, 2000.

         Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on the Company's mortgage brokerage business. The extent of market rate risk to the Company due to changes in interest rates is not quantifiable or predictable, but the Company does not believe such risk is material. When the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan. The Company does not believe that its mortgage brokerage business exposes it to significant market risk for changes in interest rates.

         Item 8.  Financial Statements and Supplemental Data

         The  report  of  independent   auditors  and   consolidated   financial
statements are set forth below (see item 14(a) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

         We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. The Company's audits also included the financial statement schedule listed in the Index at Item 14(a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Technology Group, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that Affinity Technology Group, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                          /s/ ERNST & YOUNG LLP
Greenville, South Carolina
March 30, 2001



                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                               December 31,
                                                                        2000                   1999
                                                                ---------------------- ---------------------
Assets
Current assets:

  Cash and cash equivalents                                       $      646,198         $    2,116,016
  Investments                                                                  -              1,474,949
  Receivables, less allowance for doubtful accounts of $9,467
    and $105,076 at December 31, 2000 and 1999, respectively           1,830,491                713,644
  Net investment in sales-type leases - current                          157,139                324,485
  Inventories                                                            977,274              1,224,532
  Other current assets                                                   388,961                626,354
                                                                ---------------------- ---------------------
Total current assets                                                   4,000,063              6,479,980
Net investment in sales-type leases - non-current                              -                249,830
Property and equipment, net                                              862,813              2,921,770
Software development costs, less accumulated
  amortization of $411,793 and $368,033 at December
  31, 2000 and 1999, respectively                                        299,179              1,199,053
Other assets                                                             476,398              2,278,895
                                                                ---------------------- ---------------------
Total assets                                                      $    5,638,453         $   13,129,528

                                                                ====================== =====================


                                                                               December 31,
                                                                        2000                   1999
                                                                ---------------------- ---------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                  $    252,040           $    215,897
  Accrued expenses                                                       414,717                788,763
  Accrued compensation and related benefits                              151,800                759,372
  Notes payable                                                          922,545                      -
  Current portion of deferred revenue - third parties                     42,107                 78,710
                                                                ---------------------- ---------------------
Total current liabilities                                              1,783,209              1,842,742
Convertible Debenture                                                    951,456                      -
Deferred revenue                                                         554,806                615,806
Capital stock of subsidiary held by minority investor                     22,668                      -
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000
     shares, issued 32,713,368 shares in 2000 and
     31,961,956 shares in 1999                                             3,271                  3,196
  Additional paid-in capital                                          70,084,414             69,394,954
  Common stock warrants                                                   52,000                      -
  Deferred compensation                                                  (31,804)              (163,167)
  Treasury stock, at cost (2,168,008 and 2,163,556 shares at
     December 31, 2000 and 1999, respectively)                        (3,505,287)            (3,490,819)
  Accumulated deficit                                                (64,276,280)           (55,073,184)
                                                                ---------------------- ---------------------
Total stockholders' equity                                             2,326,314             10,670,980
                                                                ---------------------- ---------------------
Total liabilities and stockholders' equity                        $    5,638,453         $   13,129,528
                                                                ====================== =====================


See accompanying notes.


                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                           Years ended December 31,
                                                              2000                   1999                   1998
                                                      ---------------------- ---------------------- ---------------------
Revenues:
   Transactions                                         $       544,168        $       538,073        $       750,936
   Mortgage processing services                                 432,438                397,024                453,657
   Initial set-up                                                     -                      -                 91,000
   Sales and rental                                               3,000                 48,962                 66,369
   Professional services                                        319,503                850,497                797,301
   Patent license revenue                                       510,000                645,000                      -
   Other income                                                 346,404                395,345                496,996
                                                      ---------------------- ---------------------- ---------------------
                                                              2,155,513              2,874,901              2,656,259
Costs and expenses:
   Cost of revenues                                             557,328              2,262,468              1,644,653
   Research and development                                     683,600              1,870,509              2,559,600
   Selling, general and administrative expenses               7,604,478             11,208,310             14,358,335
   Impairment loss                                            2,608,773                      -                      -
                                                      ---------------------- ---------------------- ---------------------
Total costs and expenses                                     11,454,179             15,341,287             18,562,588
                                                      ---------------------- ---------------------- ---------------------
Operating loss                                               (9,298,666)           (12,466,386)           (15,906,329)
Interest income                                                 168,033                375,514              1,044,251
Interest expense                                                (72,463)                (3,764)               (10,923)
                                                      ---------------------- ---------------------- ---------------------
Net loss                                                $    (9,203,096)       $   (12,094,636)        $  (14,873,001)
                                                      ====================== ====================== =====================
Net loss per share - basic and diluted                  $         (0.30)       $         (0.41)        $        (0.50)
                                                      ====================== ====================== =====================
Shares used in computing net loss per share                  30,242,054             29,738,459             29,755,034
                                                      ====================== ====================== =====================


See accompanying notes.



                                      Affinity Technology Group, Inc. and Subsidiaries

                                      Consolidated Statements of Stockholders' Equity

                                         Additional          Common                                                   Total
                               Common    Paid-in              Stock  Deferred         Treasury       Accumulated      Stockholders'
                               Stock     Capital           Warrants  Compensation     Stock          Deficit          Equity
                               --------- -------------- ------------ ---------------- -------------- ---------------- --------------
                               --------- -------------- ------------ ---------------- -------------- ---------------- --------------
 Balance at December 31, 1997  $   3,155  $ 69,858,571             -   $   (1,558,574)  $    (967,035) $(28,105,547)  $ 39,230,570
 Exercise of stock options             2         4,228             -                -               -             -          4,230
 Forfeiture of stock options           -      (470,254)            -          470,254               -             -             -
 Amortization of deferred
 compensation                          -           -               -          598,664               -             -        598,664
 Purchase of treasury stock            -           -               -                -      (2,404,262)            -     (2,404,262)
 Net loss                              -           -               -                -               -   (14,873,001)   (14,873,001)
                               --------- -------------- ------------ ---------------- -------------- ---------------- --------------
 Balance at December 31, 1998      3,157    69,392,545                       (489,656)     (3,371,297)  (42,978,548)    22,556,201
                                                                  -
 Exercise of stock options            39       173,209            -                 -        (119,522)             -        53,726
 Forfeiture of stock options           -      (170,800)           -           170,800               -              -             -
 Amortization of deferred
 compensation                          -           -              -           155,689               -              -       155,689
 Net loss                              -           -              -                 -               -   (12,094,636)   (12,094,636)
                               --------- -------------- ------------ ---------------- -------------- ---------------- --------------
 Balance at December 31, 1999      3,196    69,394,954            -          (163,167)     (3,490,819)  (55,073,184)    10,670,980
 Exercise of stock options            23       189,733            -                           (14,468)             -       175,288
 Forfeiture of stock options           -       (28,980)           -            28,980               -              -             -
 Amortization of deferred
 compensation                          -             -            -           102,383               -              -       102,383
 Issuance of common stock in
 private placement                    48       499,952            -                 -               -              -       500,000
 Issuance of common  stock as
 finder's fee                          4        28,755            -                 -               -              -        28,759
 Issuance  of  common   stock
 warrants                              -             -       52,000                 -               -              -        52,000
 Net loss                              -             -                              -               -     (9,203,096)   (9,203,096)
                               --------- -------------- ------------ ---------------- -------------- ---------------- --------------
 Balance at December 31, 2000 $    3,271  $ 70,084,414       52,000    $      (31,804)  $ (3,505,287)  $ (64,276,280)  $ 2,326,314
                               ========= ============== ============ ================ ============== ================ ==============



See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                               Years ended December 31,
                                                                  2000                   1999                   1998
                                                          ---------------------- ---------------------- ---------------------
Operating activities

Net loss                                                      $(9,203,096)           $(12,094,636)         $(14,873,001)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                 1,921,528              2,449,521              2,369,220
    Amortization of deferred compensation                           102,383                155,689                598,664
    Impairment Loss                                               2,608,773                      -                      -
    Writedown of software development costs                         517,903                369,787                      -
    Provision for doubtful accounts                                  60,000                 60,000                370,000
    Inventory valuation allowance                                   120,000                694,940              1,060,000
    Contract loss provision                                               -                775,343                479,360
    Deferred revenue                                                (97,603)               128,077                187,175
    Other                                                            21,926                 24,837                 94,808
    Changes in current assets and liabilities:
       Accounts receivable                                       (1,176,847)               (45,645)               543,906
       Net investment in sales-type leases                          417,176                534,425                937,388
       Inventories                                                  127,258                 71,051                450,258
       Other assets                                                 234,981                (55,395)            (1,029,727)
       Accounts payable                                              36,143                 31,278               (482,205)
       Accrued expenses                                            (338,050)               400,297                 (2,118)
       Accrued compensation and related benefits                   (643,568)               399,702               (201,721)
                                                          ---------------------- ---------------------- ---------------------
Net cash used in operating activities                            (5,291,093)            (6,100,729)            (9,497,993)
Investing activities
Purchases of property and equipment                                (342,403)              (194,726)              (696,122)
Proceeds from sale of property and equipment                         65,895                 16,872                 47,622
Software development costs                                                -               (137,940)            (1,041,091)
Purchases of short-term investments                                       -             (2,474,949)            (9,436,211)
Sales of short-term investments                                   1,474,949              9,068,310             20,503,316
                                                          ---------------------- ---------------------- ---------------------
Net cash provided by investing activities                         1,198,441              6,277,567              9,377,514
Financing activities
Proceeds from convertible debenture                               1,000,000                      -                      -
Proceeds from notes payable to third parties                     11,531,712                      -                141,480
Principal payments on capital leases                                      -                      -                (64,222)
Payments on notes payable to third parties                      (10,609,166)              (141,480)                     -
Purchase of treasury stock                                                -                      -             (2,404,262)
Proceeds from sale of common stock                                  500,000                      -                      -
Proceeds from sale of minority interest in subsidiary                25,000                      -                      -
Exercise of options                                                 175,288                 53,726                  4,230
                                                          ---------------------- ---------------------- ---------------------
Net cash provided by (used in) financing activities               2,622,834                (87,754)            (2,322,774)
                                                          ---------------------- ---------------------- ---------------------
Net (decrease) increase in cash                                  (1,469,818)                89,084             (2,443,253)
Cash and cash equivalents at beginning of year                    2,116,016              2,026,932              4,470,185

                                                          ---------------------- ---------------------- ---------------------
Cash and cash equivalents at end of year                       $       646,198     $     2,116,016        $     2,026,932
                                                          ====================== ====================== =====================

See accompanying notes.




                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Going Concern

         To date, Affinity Technology Group, Inc. ("the Company"), has generated operating losses, has experienced an extremely lengthy sales cycle for its products and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses is feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that would allow it to continue its operations.

         Management has developed a plan, which if successful, will generate sufficient working capital to sustain the Company's operations in 2001 and beyond. Management's plan included further reductions in the Company's workforce, which resulted in a 33% decrease in employees in March 2001. In conjunction with the reduction in workforce, management has elected to suspend the marketing of most of its products as an Application Service Provider ("ASP"). The Company will offer for sale its proprietary software previously utilized by the Company to offer its ASP services.

         Management's plan also includes the continued deployment of its Mortgage ALM through its wholly owned subsidiary, Surety Mortgage, Inc. ("Surety"), and continuing to provide outsourced loan processing services for third parties through Surety. Surety entered into its first out-sourced loan processing contract in December 2000 and another similar contract in March 2001.

         The Company has been issued three patents covering fully automated loan processing and establishment of financial accounts. Integral to management's plan is the continued development of a patent licensing program to generate patent licensing revenue.

         Additionally, in November 2000 the Company entered into an equity line agreement. Under the terms of the agreement, the Company may issue up to 6 million shares of its common stock. The agreement expires in May 2002. The rate at which the Company may issue its common shares pursuant to the equity line agreement is subject to certain price and trading volume requirements of the Company's common stock. Management's ability to utilize the equity line agreement for purposes of raising additional working capital is therefore subject to general stock market conditions, as well as the specific perception of the market concerning the value of the Company's common stock. Moreover, to sell additional shares of its common stock, the Company must first register the shares by filing the prescribed registration statement with the Securities and Exchange Commission and receive timely approval of such registration statement.

         The successful execution of management's plan is subject to numerous risks and uncertainties, many of which are beyond the control of management. Management's plan is highly dependent upon the rapid expansion of its mortgage operations through Surety. Demand for mortgage loan products is cyclical and is generally proportionate to long-term interest rates and general economic conditions. Management's plan regarding the exploitation of its patents has been limited due to the lengthy reexamination of its loan processing patents. Further, the Company's patents are subject to additional challenges by third parties and may require enforcement through lengthy litigation.

         Management's plan also includes the continued evaluation of entering into new agreements under which the Company may sell additional debt or equity securities. Additionally, management may consider selling certain assets, including some or all of the Company's patents or its mortgage banking operations.

         As a result of the above, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

2.       The Company

         The Company was incorporated on January 12, 1994. Since its formation the Company has concentrated its product development efforts primarily on a "closed loop" electronic commerce system that utilizes its proprietary Decisys/RT technology and enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels for their products and services, thereby increasing assets and revenues and broadening customer relationships while reducing their operating and infrastructure costs.

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

         Through its wholly owned subsidiary, Surety Mortgage, Inc., the Company deploys its Mortgage ALM product in locations where consumers are likely to apply for a mortgage loan. Surety deploys Mortgage ALMs, accepts and processes mortgage loan applications obtained through its Mortgage ALM network and sells the mortgage loans to permanent investors.

3.       Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Affinity Technology Group, Inc. (the "Company" or "ATG") and its subsidiaries, Affinity Bank Technology Corporation, Affinity Clearinghouse Corporation, Affinity Credit Corporation, Affinity Processing Corporation ("APC"), Affinity Mortgage Technology, Inc., decisioning.com and Multi Financial Services, Inc. and its wholly owned subsidiary Surety Mortgage, Inc., ("Surety"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

         The Company classifies its investments as held to maturity or available for sale. At December 31, 2000 the Company had no investments. Investments at December 31, 1999, consisted of investments in certificates of deposit, or other similar money market investments with maturities of less than three months. The Company had no unrealized holding gains or losses associated with investments classified as available for sale during the years ended December 31, 2000, 1999, and 1998.

Fair Value of Financial Instruments

         The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, net investment in sales-type leases, accounts payable and notes payable approximate their fair values. Fair values of investments are based on quoted market prices.

Inventories

         Inventories at December 31, 2000 and 1999 are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

Other Current Assets

         Other current assets at December 31, 2000 consisted of deferred contract costs of $176,083 and prepaid expenses of $212,878. At December 31, 1999, other current assets consisted of deferred contract costs of $329,266, prepaid expenses of $275,954 and interest receivable of $21,134.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) was approximately $1,620,000, $1,807,000, and $1,893,000 during 2000, 1999, and 1998, respectively.

Software Development Costs

         Costs incurred in the development of software, which is incorporated as part of the Company's products or sold separately, are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers. The net realizable value of unamortized capitalized costs is periodically evaluated and, to the extent such costs exceed the net realizable value, unamortized amounts are reduced to net realizable value. In 2000 and 1999, the Company recorded charges of approximately $518,000 and $370,000, respectively, to reduce recorded balances of unamortized capitalized software costs to their net realizable value.

         Amortization of capitalized software development was approximately $382,000, $342,000 and $82,000 during 2000, 1999, and 1998, respectively.

Valuation of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In the event of such, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. In 2000 the Company recorded certain impairment charges related to certain of its long-lived assets. Impairment charges recorded by the Company were approximately: property and equipment, $1,103,000; goodwill, $1,453,000 (see "Intangible Assets" below); and other non-current assets of $53,000.

Intangible Assets

         Intangible assets arising from the excess of cost over acquired assets are amortized by the straight-line method over their estimated useful life of ten years. Intangible assets, primarily goodwill, consisted of approximately $1,470,000 which was recorded in conjunction with the acquisition of Buy American, Inc. and Project Freedom, Inc. (see Note 10), and approximately $1,400,000 which was recorded in conjunction with the exchange of APC common stock for ATG common stock. See "Minority Investor" below. Accumulated amortization associated with these intangible assets approximated $528,000 and $661,000 at December 31, 2000 and 1999, respectively. In accordance with its evaluation of its long-lived assets, the Company recorded an impairment charge related to goodwill in the amount of $1,453,000. Such charges eliminated the recorded balance of goodwill associated with the exchange of APC common stock for ATG common stock and reduced the unamortized balance of goodwill associated with the acquisition of Buy American and Project Freedom to approximately $473,000.

Minority Investor

         An unrelated third party exchanged 240,570 shares of APC common stock for 666,667 shares of the Company's common stock on May 21, 1997. The exchange was accounted for as a purchase of minority interest in a majority owned subsidiary. The fair market value of the Company's common stock at the time of the exchange was approximately $1,600,000. The unrelated third party had previously acquired the shares of APC common stock for aggregate consideration of $125,000, and 90,988 shares of APC convertible preferred stock, which was acquired for aggregate consideration of $75,000. These holdings represented a 24.9% minority interest in APC at the date of exchange.

Software Revenue Recognition

         The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during 2000 or 1999 associated with contracts subject to SOP 97-2 guidance.

Revenue Recognition

Transaction fees - Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees revenue represented approximately 25%, 19%, and 28% of total revenue during 2000, 1999, and 1998, respectively.

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

Sales and rental - Revenue and costs related to leases of ALM equipment are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (see Note 4). Revenue from sales-type leases is generally recognized when the equipment is installed and accepted by the customer. Operating lease revenue is recognized ratably over the lease term.

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

Patent licensing - The Company recognizes revenue from patent licensing activities pursuant to the provisions of each license agreement which specify the periods to which the related license and corresponding revenue applies.

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

Cost of Revenues

         Cost of revenues consists of costs associated with initial set-up, transaction fees, sales and rental revenues, professional services and mortgage processing services. Additionally, contract loss provisions are charged to cost of revenues. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. The Company did not deploy any ALMs during 2000 and 1999 and deployments were insignificant in 1998. No costs were incurred in 2000, 1999 and 1998 in association with initial set-up revenue recognized. Costs associated with transaction fees include the direct costs incurred by the Company related to transactions it processes for its customers. Costs of transaction fees approximated $108,000, $209,000, and $389,000 in 2000, 1999, and 1998, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled approximately $52,000, $446,000, and $380,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct and allocation of indirect costs associated with professional services totaled approximately $133,000, $573,000, and $204,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Costs associated with mortgage processing services include direct costs associated with originating and processing mortgage loans and totaled approximately $212,000, $194,000 and $193,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Costs of patent license revenues consist of commissions paid by the Company to its patent licensing agent and totaled $51,000 and $64,500 for the years ended December 31, 2000 and 1999, respectively. In 1999 and 1998, the Company recorded contract loss provisions of approximately $775,000 and $480,000, respectively.

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

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The pro forma effect on net income and earnings per share were not material for the years-ended
December 31, 2000, 1999, and 1998. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

Advertising Expense

         The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $33,000, $77,000, and $193,000 during 2000, 1999, and 1998, respectively.

Net Loss Per Share of Common Stock

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

New Accounting Standards

         In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 contains disclosure requirements based on the type of hedge and the type of market risk that is being hedged. The Company has elected to defer adoption of SFAS 133 until 2001. The Company does not believe adoption will have a material impact on the Company's financial position or results of operations.

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

Reclassification

         Certain amounts in 1999 and 1998 have been reclassified to conform to 2000 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

4.       Sales-Type and Operating Leases

         The components of the net investment in sales-type leases are as follows:

                                                                               December 31,

                                                                           2000               1999
                                                             -------------------- -------------------
  Total minimum lease payments receivable                              $ 162,972           $ 628,081
  Less unearned interest income                                           (5,833)            (53,766)
  Net investment in sales-type leases                                  $ 157,139           $ 574,315
                                                             ==================== ===================
                                                             ==================== ===================
  Net investment in sales-type leases is classified as:

     Current                                                           $ 157,139           $ 324,485
     Non-current                                                               -             249,830
                                                             -------------------- -------------------
                                                                       $ 157,139           $ 574,315
                                                             ==================== ===================

         Future minimum lease payments to be received on sales-type leases at December 31, 2000 are $162,972. All remaining lease payments are to be received in the year 2001.

5.       Inventories

Inventories consist of the following:

                                                                           December 31,

                                                                     2000                 1999
                                                              -------------------- -------------------
Electronic parts and other components                           $      676,546       $      976,345
Work in process                                                        774,331            1,189,766
Finished goods                                                         754,325              772,407
                                                              -------------------- -------------------
                                                                     2,205,202            2,938,518
Reserve for obsolescence                                            (1,227,928)          (1,713,986)
                                                              -------------------- -------------------
                                                                $      977,274       $    1,224,532
                                                              ==================== ===================




6.       Property and Equipment

Property and equipment consists of the following:

                                                                            December 31,

                                                                     2000                 1999
                                                              -------------------- --------------------
ALM equipment leased to others under operating leases            $           -       $      424,518
Data processing equipment                                            2,618,284            2,594,052
Demonstration equipment                                                727,267            1,080,259
Office furniture and fixtures                                        1,426,348            2,337,307
Automobiles                                                             72,003               72,003
Purchased software                                                   2,017,891            2,173,584
                                                              -------------------- --------------------
                                                                     6,861,793            8,681,723
Less accumulated depreciation and amortization                      (5,998,980)          (5,759,953)
                                                              -------------------- --------------------
                                                                 $      862,813      $    2,921,770
                                                              ==================== ====================

Accumulated depreciation of ALM equipment leased to others was approximately $394,000 at December 31, 1999.

7.       Notes Payable

         During June 1998, Surety entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. Outstanding borrowings under the Loan Warehousing Agreement at December 31, 2000 were $922,545 bearing an interest rate of 10%. There were no outstanding borrowings under the Loan Warehousing Agreement as of December 31, 1999.

8.       Convertible Debenture

         In November 2000, the Company issued a convertible debenture in the amount of $1 million at an interest rate of 8%. The debenture is fully payable in May 2002 and includes detachable warrants to purchase 200,000 shares of the Company's common stock. Additionally, in conjunction with the sale of the debenture, warrants to purchase 35,000 shares of the Company's common stock were issued to a broker. A discount on the debenture of $52,000 was recorded representing the estimated original value of the common stock purchase warrants.

         Under the terms of the debenture agreement, the investor may convert principal and interest of the debenture at any time during the debenture's term into the Company's common stock at the election of the investor. The conversion rate is the lower of $1 per share or 65% of the average lowest closing price of the Company's common stock for three days in the twenty-two (22) day period preceding the investor's conversion notification to the Company. The investor converted $130,000 of principal into 1,534,533 shares of the Company's common stock in January 2001, and 1,503,398 in March 2001. Additionally, in March 2001 the Company made a $50,000 principal reduction payment.

9.       Stockholders' Equity

Preferred Stock

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions. thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 2000 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

         During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 2000, approximately 153,000 options were exercisable. At December 31, 2000, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 5.0 years. This plan closed during April 1996.

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


A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                                                       Options Outstanding

                                                             ---------------------------------------
                                                        Shares                           Weighted Average
                                                      Available             Number            Price
                                                      for Grant            of Shares       Per Share

      1995 Stock Option Plan

      Balance at December 31, 1997                             -             887,396          $0.44
      Options canceled/forfeited                               -            (175,642)         $0.44
      Options exercised                                        -              (9,540)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1998                             -             702,214          $0.44
      Options canceled/forfeited                               -             (69,324)         $0.44
      Options exercised                                        -            (387,076)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1999                             -             245,814          $0.44
      Options canceled/forfeited                               -              (9,434)         $0.44
      Options exercised                                        -             (53,000)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 2000                             -             183,380          $0.44
                                               =================== ==================== ==================

      1996 Stock Option Plan

      Balance at December 31, 1997                     1,183,800             716,200          $6.66
      Options granted                                 (1,544,255)          1,544,255          $1.03
      Options canceled/forfeited                         636,805            (636,805)         $5.63
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1998                       276,350           1,623,650          $1.55
      Shares reserved                                  1,000,000                   -            -
      Options granted                                   (235,200)            235,200          $1.52
      Options canceled/forfeited                         316,310            (316,310)         $1.20
      Options exercised                                        -              (2,000)         $0.91
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1999                     1,357,460           1,540,540          $1.63
      Options granted                                 (1,067,500)          1,067,500          $1.15
      Options canceled/forfeited                         693,970            (693,970)         $1.16
      Options exercised                                        -            (169,930)         $0.98
                                               ------------------- -------------------- ------------------
                                               ------------------- -------------------- ------------------
      Balance at December 31, 2000                       983,930           1,744,140          $1.59
                                               =================== ==================== ==================

         A summary of stock options exercisable and stock options outstanding under the 1996 Option Plan is as follows:

                                                   1996 Stock Option Plan

  -------------------------------------------------------------------------------------------------------------------------
  ------------------- ----------------------------------------- -----------------------------------------------------------
                        Options Exercisable                                Options Outstanding
                        at December 31, 2000                               At December 31, 2000
              ========================================= ===========================================================

              ----------------------------------------- ----------------------------------------------------------
              -------------------- -------------------- -------------------- -------------------- -----------------
                                                                                                              Weighted

                                                Weighted                                  Weighted            Average


       Range of                                  Average                                   Average           Remaining
       Exercise             Number                Price               Number                Price           Contractual
        Prices            Exercisable           Per Share           Outstanding           Per Share         Life (years)
  ------------------- -------------------- -------------------- -------------------- -------------------- -----------------
  ------------------- -------------------- -------------------- -------------------- -------------------- -----------------
    $0.50 - $0.94                 236,960         $0.82                     665,270         $0.79               8.1
    $1.06 - $3.75                  67,203         $3.11                     972,695         $1.50               8.9
    $6.75 - $7.38                  63,705         $7.34                     106,175         $7.34               6.0
                      --------------------                      --------------------
    $0.50 - $7.38                 367,868         $2.36                   1,744,140         $1.59               8.4
                      ====================                      ====================


9.       Stockholder's Equity (continued)

         The Company has recorded in 1996 and 1995 deferred compensation expense totaling approximately $5,492,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. During 1997, the Company adjusted the deferred compensation expense to reflect actual compensation expense earned by terminated employees. The Company continues to amortize the deferred compensation of the remaining individuals still employed by the Company over the vesting period of the individual's options. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 2000, 1999, and 1998 totaled approximately $102,000, $156,000, and $599,000, respectively.

         During July 1998, independent of the 1995 and 1996 Incentive Stock Option Plans and in connection with the employment of the President and Chief Executive Officer of the Company, the Company issued an option to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.94 per share. The exercise price equaled the estimated fair market value on the date of grant and the vesting of this option was ratable over a 60 month term. The President and Chief Executive Officer resigned on January 10, 2000 and the option was terminated. Also in conjunction with the President and Chief Executive Officer's resignation and the termination of his option to purchase 250,000 shares of Common Stock of the Company, the Company's Board of Directors voted to accelerate the vesting of options granted under the 1996 Stock Option Plan to purchase 50,000 shares of the Common Stock of the Company. All options granted to the previous President and Chief Executive Officer were exercised in 2000.

Stock Warrants

         In 1995, the Company formalized an agreement with a related party, resulting from certain financing arrangements preceding the Initial Public Offering, for the issuance of a stock warrant under which the party had the right to purchase up to an aggregate of 6,666,340 shares of common stock at a purchase price of approximately $.0001 per share. The agreement also specified that the warrant could be exercised in whole or in part at any time prior to December 31, 2015 only if, absent prior written regulatory approval, after giving effect of such exercise, the party beneficially owns less than five percent of the outstanding shares of the Company's common stock. During 1997 the party obtained written regulatory approval to exercise the warrant in its entirety. The warrant is not transferable without regulatory approval. On December 31, 1997 and December 28, 1995, the party exercised portions of the warrant and acquired 2,400,000 and 795,000 shares of Common Stock, respectively. In March 2001, the party exercised the remainder of the warrant and acquired 3,471,340 shares of the Company's common stock.

Common Stock Purchase Agreement

         On September 26, 2000, the Company entered into a common stock purchase agreement. Under the agreement, the company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company is not permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at a price equal to 115% of the average closing price of the stock at the time of issuance. The Company ascribed no value to the warrants. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrants would be exercisable at the average purchase price paid by the investor for such shares. Initially the amount of capital the Company could raise under the common stock purchase agreement during any month was not less than $250,000 or more than the lesser of $1,000,000, or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. In March 2001, the minimum drawdown request was reduced to $100,000. At December 31, 2000, the Company would not have been able to sell any shares of its stock under the equity line agreement.

10.      Acquisition

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

11.      Leases

         The Company has noncancelable operating leases for the rental of its offices and ALM assembly operations. Future minimum lease payments under these leases at December 31, 2000 are $422,214 payable in 2001.

         In 2000, 1999, and 1998 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $519,000, $903,000, and $915,000, respectively. Additionally, in 1999 the Company recorded approximately $449,000 for excess rent capacity as other operating expense.

12.      Income Taxes

         As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $58,606,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                          December 31,

                                                    2000                 1999
                                            --------------------- --------------------
    Deferred tax assets:
       Net operating loss carryforwards     $         21,859,900  $        19,493,400
       Intangible Assets                                 668,400               81,800
       Inventory valuation reserve                       458,000              639,300
       Writedown of property and equipment               411,300                    -
       Other                                               9,400              292,300
                                            --------------------- --------------------
    Total deferred tax assets                         23,407,000           20,506,800
                                            --------------------- --------------------
    Deferred tax liabilities:
       Capitalized software costs                      (111,600)            (447,200)
       Depreciation                                     (47,200)            (154,900)
       Other                                            (30,900)            (113,300)
                                            --------------------- --------------------
                                            --------------------- --------------------
    Total deferred tax liabilities                     (189,700)            (715,400)
                                            --------------------- --------------------
    Less:  Valuation allowance                      (23,217,300)         (19,791,400)

                                            --------------------- --------------------
    Total net deferred taxes                            $      -             $      -
                                            ===================== ====================

         The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2000 and 1999, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2000, 1999, and 1998.

13.      Segment Information

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. One customer accounted for 36%, 35% and 49% of revenues in 2000, 1999, and 1998, respectively. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

14.      Other Related Party Transactions

         The Company had leased ALMs to a bank which held warrants to acquire shares of common stock of the Company. See Note 9. The Company had installed and otherwise delivered a number of ALMs on behalf of the bank during 1996 and 1995. In 1998, pursuant to a termination agreement executed between the bank and the Company, amounts due the Company totaling approximately $505,000 were settled in consideration of a $50,000 payment and the return of the ALMs to the Company. The amount due the Company was charged to the allowance for doubtful accounts of as of December 31, 1998. The bank also provided financing for the Company in the form of an unsecured loan preceding the Initial Public Offering and provided lease financing for a small portion of ALM hardware.

     During February 1998, Surety entered into an agreement with Resource Bancshares Mortgage Group, Inc. ("RBMG"), pursuant to which the Company will underwrite and process mortgage loans in accordance with guidelines specified by RBMG. The Company receives a fee from RBMG for the underwriting and processing services performed. A member of the Company's Board of Directors served as the Chairman and Chief Executive Officer of RBMG until December 1999. During 1999 and 1998, the Company processed and sold to RBMG approximately $12,369,000 and $18,300,000, respectively, in mortgage loans resulting in approximately $286,000 and $330,000, respectively, in revenue for the Company.

15.      Commitments and Contingent Liabilities

         As of December 31, 2000 Surety had approximately $10,279,000 in commitments outstanding to originate and sell mortgage loans. Commitments to originate mortgage loans represent mortgage loan applications where the borrower has locked in the interest rate. Commitments to sell mortgage loans to investors represent optional commitments to sell mortgage loans at a future date and at a specified price.

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

         On April 18, 2000, the Company filed a lawsuit against The Dime Savings Bank of New York, FSB and Hudson United Bancorp in The United States District Court for the District of South Carolina, Columbia Division. The lawsuit arose out of the Company's contract with The Dime Savings Bank relating to the development of a system to process and automate decisioning of automobile loans. The contract was acquired by The Dime Savings Bank in connection with its acquisition of the indirect automobile loan business formerly operated by Citibank, N.A. In January 2001, the Company settled its lawsuit with Dime through mediation, a provision of which was the release of Hudson from further legal action by the Company.


16.      Quarterly Results of Operations (Unaudited)

                                First              Second                Third              Fourth
                               Quarter             Quarter              Quarter             Quarter
                          ------------------ -------------------- -------------------- ------------------
                          ------------------ -------------------- -------------------- ------------------

   Year ended December
   31, 2000
   Net sales                   $  353,117           $  679,261           $  446,352         $  676,783
   Gross Profit                   241,790              455,292              350,567            550,536
   Net loss                    (1,811,159)          (1,505,263)          (1,552,311)        (4,334,363)
   Net loss per share -
   basic and diluted                (0.06)               (0.05)               (0.05)             (0.14)

   Year ended December
   31, 1999

   Net sales                  $   325,959          $ 1,168,352          $   879,581         $  501,009
   Gross Profit                   156,131              137,676               30,618            288,008
   Net loss                    (2,453,711)          (2,512,132)          (3,305,997)        (3,822,796)
   Net loss per share -
   basic and diluted                (0.08)               (0.08)               (0.11)             (0.13)

         The sum of net loss per share for the first through fourth quarters of 1999 differs from the annual results due to the effect of rounding quarterly results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10.   Directors and Officers of the Registrant

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 23, 2001 under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11.  Executive Compensation

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Executive Compensation", which is incorporated by reference herein.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 23, 2001 under the caption "Certain Transactions" which is incorporated by reference herein.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
                i.  Consolidated  Balance  Sheets as of  December 31, 2000 and
                    1999.
               ii. Consolidated Statement of Operations for the years ended December 31, 2000, 1999, and 1998.
              iii. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.
               iv. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.
                v. Notes to the Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998.

           (2)      Schedule II - Valuation and Qualifying Accounts

                  No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

         (3)      Exhibits:

   Exhibit Number     Description

- --------------------- ------------------------------------------------------------------------------------------------
        3.1           Certificate of Incorporation of Affinity  Technology Group, Inc., which is hereby  incorporated by reference to Exhibit 3.1 to the Registration  Statement on Form S-1 of Affinity Technology
                        Group, Inc. (File No. 333-1170).
        3.2           Bylaws of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated  by  reference  to
                        Exhibit 3.2 to the  Registration  Statement on Form S-1 of Affinity  Technology  Group,  Inc.
                        (File No. 333-1170).
        4.1           Specimen  Certificate of Common Stock which is hereby  incorporated by reference to Exhibit 4.1 to the  Registration  Statement  on Form S-1 of Affinity  Technology  Group,  Inc.  (File No.
                        333-1170).
        4.2           Warrant to Purchase  Common Stock of Affinity  Technology  Group,  Inc. dated November 8, 1995, for the purchase,  subject to certain conditions,  of up to 6,666,340 shares of Common Stock, which is hereby  incorporated  by reference to Exhibit 4.7 to the  Registration  Statement on
                        Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.3           Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity  Technology Group, Inc., as
                        amended,  and Article II, Sections 3, 9, and 10 of the By-laws of Affinity  Technology Group,
                        Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively.
        4.4           Common Stock Purchase  Agreement,  dated as of June 2, 2000, between Affinity Technology Group,
                        Inc., and Redmond Fund,  Inc.,  which is hereby  incorporated  by reference to Exhibit 4.4 to the  Registration  Statement  on Form  S-3 of  Affinity  technology  Group,  Inc.  (File  No.
                        333-41898).
        4.5           Form of Common Stock Purchase  Warrant issued by Affinity  Technology  Group,  Inc., to Redmond
                        Fund,  Inc.,  which is hereby  incorporated  by reference to Exhibit 4.5 to the  Registration
                        Statement of From S-3 of Affinity Technology Group, Inc. (File No. 333-41898)
        4.6           Convertible Debenture and Warrants Purchase Agreement,  dated as of September 22, 2000, between
                        Affinity Technology Group, Inc., to AMRO  International,  S. A., which is hereby incorporated by reference to Exhibit 4.8 to the  Registration  Statement  Form S-2 of Affinity  Technology
                        Group, Inc. (File No. 333-48176)
        4.7           Form  of  8%  Convertible  Debenture  issued  by  Affinity  Technology  Group,  Inc.,  to  AMRO
                        International,  S. A.,  which is hereby  incorporated  by  reference  to  Exhibit  4.9 to the
                        Registration Statement on Form S-2 of Affinity Technology Group, Inc. (File No. 333-48176).
        4.8           Form  of  Stock  Purchase  Warrant  issued  by  Affinity   Technology  Group,   Inc.,  to  AMRO
                        International,  S. A.,  which is hereby  incorporated  by  reference  to Exhibit  4.10 to the
                        Registration Statement on Form S-2 of Affinity Technology Group, Inc. (File No. 333-48176).
        4.9           Registration  Rights  Agreement,  dated as of September 22, 2000,  between Affinity  Technology
                        Group,  Inc., and AMRO  International,  S.A.,  which is hereby  incorporated  by reference to
                        Exhibit 4.11 to the Registration  Statement Form S-2 of Affinity Technology Group, Inc. (File
                        No. 333-48176).
        4.10          Form of Stock  Purchase  Warrant  issued  by  Affinity  Technology  Group,  Inc.,  to  Cardinal
                        Securities,  LLC,  which  is  hereby  incorporated  by  reference  to  Exhibit  4.12  to  the
                        Registration Statement Form S-2 of Affinity Technology Group, Inc. (File No. 333-48176).
       10.1*          Form of Stock  Option  Agreement  (1995 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.7 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.2*          Form of Stock  Option  Agreement  (1996 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.8 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.3*          Form of Stock Option Agreement  (Directors' Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.9 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.4*          1995 Stock Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10.10 to the Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.5*          Amended and  Restated  1996 Stock  Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10 to the Quarterly  Report on Form 10-Q for the
                        quarter ended September 30, 1999.
       10.6*          Non-Employee  Directors' Stock Option Plan of Affinity  Technology Group, Inc., which is hereby incorporated  by  reference  to Exhibit  10.12 to the  Registration  Statement on Form S-1 of
                        Affinity Technology Group, Inc. (File No. 333-1170).
        10.7          Stock Rights  Agreement,  dated October 20, 1995,  between Affinity  Technology Group, Inc. and certain  investors,  which is  hereby  incorporated  by  reference  to  Exhibit  10.15 to the
                        Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.8*          Declaration of First Amendment to 1995 Stock Option Plan of Affinity Technology Group, Inc.
         21           Subsidiaries of Affinity Technology Group, Inc.
        23.1          Consent of Independent Auditors.
         27           Financial Data Schedule.


* Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K filed in the 4th quarter of 2000:

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

Affinity Technology Group, Inc.
Date:    March 30, 2001               By:      /s/  Joseph A. Boyle
                                      -----------------------------------------
                                      Joseph A. Boyle
                                      President and Chief Executive Officer

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

    Signatures                          Title                                               Date

    ----------------------------------- --------------------------------------------------- ---------------------


    /s/ Joseph A. Boyle                                                                     March 30, 2001
    -----------------------------------
    Joseph A. Boyle                     Chairman, President, Chief Executive and Chief
                                        Financial Officer and Director
                                        (principal executive and financial officer)


    /s/  Alan H. Fishman                                                                    March 30, 2001
    -----------------------------------
    Alan H. Fishman                     Director


    /s/  Robert M. Price, Jr.                                                               March 30, 2001
    -----------------------------------
    Robert M. Price, Jr.                Director


    /s/  Edward J. Sebastian                                                                March 30, 2001
    -----------------------------------
    Edward J. Sebastian                 Director


    /s/  Peter R. Wilson, Ph.D.                                                             March 30, 2001
    -----------------------------------
    Peter R. Wilson, Ph.D.              Director


    /s/  S. Sean Douglas                                                                    March 30, 2001
    -----------------------------------
    S. Sean Douglas                     Vice President and Controller
                                        (principal accounting officer)





Schedule II - Valuation and Qualifying Accounts

- ---------------------------------------- ----------------- ---------------------------------- ----------------- ------------------
                COL. A                       COL. B.                    COL. C                     COL. D            COL. E

- ---------------------------------------- ----------------- ---------------------------------- ----------------- ------------------
                                                                       Additions

                                                           ----------------------------------
                                                           --------------- ------------------

                                            Balance at       Charged to    Charged to Other

                                           Beginning of      Costs and        Accounts -      Deductions-DescribeBalance at End
              Description                     Period          Expenses         Describe                             of Period
- ---------------------------------------- ----------------- --------------- ------------------ ----------------- ------------------
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted
    From asset accounts:
Allowance for doubtful
    accounts                             $    105,076      $   60,000      $               -   $   155,609 (1)   $      9,467

Reserve for inventory
    obsolescence                            1,713,986         120,000                      -       606,058 (2)      1,227,928


YEAR ENDED DECEMBER 31,
    1999

Reserves and allowances deducted from asset accounts:

    Allowance for doubtful
        accounts                         $    45,513     $    60,000      $               -    $      437 (1)    $   105,076

    Reserve for inventory
       obsolescence                        1,095,698         694,940                      -        76,652 (2)      1,713,986


YEAR ENDED DECEMBER 31,
    1998

Reserves and allowances deducted from asset accounts:

    Allowance for doubtful                $   400,120     $   370,000      $               -     $ 724,607 (1)  $     45,513
       accounts
    Reserve for inventory                     173,007       1,060,000                      -     $ 137,309 (2)     1,095,698
       obsolescence


(1)      Uncollectible accounts written off, net of recoveries.
(2)      Obsolete parts written off.


Exhibit Index

Exhibit Number           Description

- ------------------------ ------------------------------------------------------
21                       Subsidiaries of Affinity Technology Group, Inc.
23.1                     Consent of Ernst & Young LLP
27                       Financial Data Schedule




Exhibit 21 - Subsidiaries of Affinity Technology Group, Inc.

         Name                               Jurisdiction of Incorporation               Percent Owned

Affinity Bank Technology Corporation                 Delaware, USA                               100%

Affinity Clearinghouse Corporation                   Delaware, USA                               100%

Affinity Credit Corporation                          Delaware, USA                               100%

Affinity Processing Corporation                      Delaware, USA                               100%

Affinity Mortgage Technology Corporation             Delaware, USA                               100%

decisioning.com, inc.                                Delaware, USA                               100%

Multi Financial Services, Inc.                       Delaware, USA                               100%

Surety Mortgage, Inc.                                Delaware, USA                               100%

Palmetto Mortgage Loans L.L.C.                       South Carolina, USA                          51%

Exhibit 23.1 - Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc. 1995 Stock Option Plan, 1996 Stock Option and the Non-Employee Directors' Stock Option Plan, of our report dated March 30, 2001, with respect to the consolidated financial statements and schedule of Affinity Technology Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

                                                         /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 30, 2001