Form 10-Q
period 2001-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2001-05-15
CIK 1007508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001    Commission file number: 0-28152

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

38,560,630 shares of Common Stock, $0.0001 par value, as of May 1, 2001.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000......................................................................        3
     Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000................................................................        4
     Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000..........................................................        5
     Notes to Condensed Consolidated Financial Statements.......................................        6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................        9
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........................       13
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings....................................................................       13
   ITEM 6. Exhibits and Reports on Form 8-K.....................................................       13
Signature.......................................................................................       14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,
                                                                                  2001                  DECEMBER 31,
                                                                              (UNAUDITED)                   2000
                                                                        ----------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $        489,623          $        646,198
  Receivables, less allowance for doubtful accounts of $24,467 and
    $9,467 at March 31, 2001 and December 31, 2000, respectively                 2,899,855                 1,830,491
  Net investment in sales-type leases - current                                    106,297                   157,139
  Inventories                                                                      936,954                   977,274
  Other current assets                                                             201,110                   388,961
                                                                        ----------------------------------------------------
Total current assets                                                             4,633,839                 4,000,063

Property and equipment, net                                                        769,793                   862,813
Software development costs, less accumulated amortization of
    $455,474 and $411,793 at March 31, 2001 and December 31,
    2000, respectively                                                             255,498                   299,179
Other assets                                                                       457,765                   476,398
                                                                        ----------------------------------------------------
Total assets                                                               $     6,116,895           $     5,638,453
                                                                        ====================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $       207,922           $       252,040
  Accrued expenses                                                                 707,742                   566,517
  Notes payable                                                                  2,343,870                   922,545
  Current portion of deferred revenue                                               41,254                    42,107
                                                                        ----------------------------------------------------
Total current liabilities                                                        3,300,788                 1,783,209

Convertible debenture                                                              724,627                   951,456
Deferred revenue                                                                   253,035                   554,806
Capital stock of subsidiary held by minority investor                               20,981                    22,668
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued
    39,222,639 and 32,713,368 shares at March 31, 2001 and
    December 31, 2000, respectively                                                  3,922                     3,271
  Additional paid-in capital                                                    70,272,516                70,084,414
  Common stock warrants                                                             52,000                    52,000
  Deferred compensation                                                                  -                   (31,804)
  Treasury stock, at cost (2,168,008  shares at March 31, 2001 and
    December 31, 2000)                                                          (3,505,287)               (3,505,287)
  Accumulated deficit                                                          (65,005,687)              (64,276,280)
                                                                        ----------------------------------------------------
Total stockholders' equity                                                       1,817,464                 2,326,314
                                                                        ----------------------------------------------------
Total liabilities and stockholders' equity                                  $    6,116,895            $    5,638,453
                                                                        ====================================================

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  2001                      2000
                                                                        ---------------------------------------------------
Revenues:
   Transactions                                                              $      75,378        $         161,796
   Mortgage processing services                                                    393,691                   73,861
   Sales and rental                                                                      -                    3,000
   Professional services                                                                 -                   10,000
   Patent license fees                                                                   -                   25,000
   Other income                                                                    701,228                   79,460
                                                                        ---------------------------------------------------
                                                                                 1,170,297                  353,117
Costs and expenses:
   Cost of revenues                                                                122,727                  111,327
   Research and development                                                        157,732                  329,933
   Selling, general and administrative expenses                                  1,592,360                1,772,890
                                                                        ---------------------------------------------------
       Total costs and expenses                                                  1,872,819                2,214,150
                                                                        ---------------------------------------------------
Operating loss                                                                    (702,522)              (1,861,033)
Interest income                                                                     29,880                   49,874
Interest expense                                                                   (56,765)                       -
                                                                        ---------------------------------------------------
Net loss                                                                     $    (729,407)       $      (1,811,159)
                                                                        ===================================================
Net loss per share - basic and diluted                                       $       (0.02)       $           (0.06)
                                                                        ===================================================
Shares used in computing net loss per share                                     32,899,085               29,872,823
                                                                        ===================================================

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 2001                       2000
                                                                       ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                     $   (729,407)            $   (1,811,159)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                 222,743                    567,408
    Amortization of deferred compensation                                          31,804                     45,177
    Provision for doubtful accounts                                                15,000                     15,000
    Inventory valuation allowance                                                  30,000                     30,000
    Deferred revenue                                                             (302,624)                   194,813
    Other                                                                           6,484                     (1,794)
    Changes in current assets and liabilities:
       Accounts receivable                                                     (1,084,364)                  (654,369)
       Net investment in sales-type leases                                         50,842                     86,443
       Inventories                                                                 10,320                     (6,239)
       Other current assets                                                       187,851                     28,837
       Accounts payable and accrued expenses                                       97,107                   (646,064)
                                                                       ----------------------------------------------------
Net cash used in operating activities                                          (1,464,244)                (2,151,947)

INVESTING ACTIVITIES
Purchases of property and equipment, net                                          (67,409)                   (20,916)
Sales of short term investments, net                                                    -                  1,474,949
                                                                       ----------------------------------------------------
Net cash (used in) provided by investing activities                               (67,409)                 1,454,033

FINANCING ACTIVITIES
Proceeds from notes payable                                                     5,825,954                    125,352
Payments on notes payable                                                      (4,451,223)                         -
Exercise of warrants                                                                  347                          -
Exercise of options                                                                     -                    172,043
                                                                       ----------------------------------------------------
Net cash provided by financing activities                                       1,375,078                    297,395
                                                                       ----------------------------------------------------
Net decrease in cash                                                             (156,575)                  (400,519)
Cash and cash equivalents at beginning of period                                  646,198                  2,116,016
                                                                       ----------------------------------------------------
Cash and cash equivalents at end of period                                   $    489,623             $    1,715,497
                                                                       ====================================================

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GOING CONCERN

         To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that will allow it to continue its operations.

         Management has developed a plan which, if successful, will generate sufficient working capital to sustain the Company's operations in 2001 and beyond. Management's plan included a reduction in the Company's workforce, which resulted in a 33% decrease in employees in March 2001. In conjunction with the reduction in workforce, management has elected to suspend the marketing of most of its products as an Application Service Provider ("ASP"). The Company will offer for sale its proprietary software previously utilized by the Company to offer its ASP services.

         Management's plan also includes the continued deployment of its Mortgage ALM through its wholly owned subsidiary, Surety Mortgage, Inc. ("Surety"), and continuing to provide outsourced loan processing services for third parties through Surety. Surety entered into its first out-sourced loan processing contract in December 2000.

         The Company has been issued three patents covering fully automated loan processing and the establishment of financial accounts. Integral to management's plan is the continued development of a patent licensing program to generate patent licensing revenue.

         Additionally, in November 2000 the Company entered into an equity line agreement. Under the terms of the agreement, the Company may issue up to 6 million shares of its common stock. The agreement expires in May 2002. The rate at which the Company may issue its common shares pursuant to the equity line agreement is subject to certain price and trading volume requirements of the Company's common stock. Management's ability to utilize the equity line agreement for purposes of raising additional working capital is therefore subject to general stock market conditions, as well as the specific perception of the market concerning the value of the Company's common stock. Moreover, to sell additional shares of its common stock, the Company must first register the shares by filing the prescribed registration statement with the Securities and Exchange Commission.

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

         Management's plan also includes the continued evaluation of new agreements under which the Company may sell additional debt or equity securities. Additionally, management may consider selling certain assets, including some or all of the Company's patents or its mortgage banking operations.

         As a result of the above, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000.

         In accordance with management's oversight of the Company's operations, the Company conducts its business in two industry segments - financial services technology and mortgage processing (see Note 7).

         Certain amounts in 2000 have been reclassified to conform to 2001 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.       INVENTORIES

         Inventories consist of the following:

                                                                         MARCH 31,                DECEMBER 31,
                                                                            2001                      2000
                                                                  --------------------------------------------------
         Electronic parts and other components                        $       676,227           $       676,546
         Work in process                                                      774,331                   774,331
         Finished goods                                                       744,324                   754,325
                                                                  --------------------------------------------------
                                                                            2,194,882                 2,205,202
         Reserve for obsolescence                                          (1,257,928)               (1,227,928)
                                                                  --------------------------------------------------
                                                                      $       936,954           $       977,274
                                                                  ==================================================

4.       LOAN WAREHOUSING AGREEMENT

         Surety Mortgage, Inc., a wholly owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $4,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. There were outstanding borrowings under the Loan Warehousing Agreement as of March 31, 2001 of $2,343,870.

5.       NET LOSS PER SHARE OF COMMON STOCK

         Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

6.       STOCKHOLDERS' EQUITY

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). Under the agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture matures 18 months after its issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price is $0.3542. The warrant exercise price is subject to reduction in certain instances. As of March 31, 2001, AMRO had exercised a portion of the debenture into an aggregate of 3,037,931 shares of the Company's stock. The outstanding principal amount as of March 31, 2001, was $765,000, net of unamortized discount in the amount of $40,373.

7.       SEGMENT INFORMATION

         Prior to the first quarter of 2001 the Company operated in one industry segment - financial services technology. During the first quarter of 2001 the Company entered into certain contracts under which it will provide mortgage loan processing services to unrelated third parties through its wholly-owned subsidiary Surety Mortgage, Inc. Accordingly, the Company has reevaluated and expanded its reporting structure and strategic initiatives to include two distinct segments - financial services technology and mortgage processing services. Amounts related to the recomposition of its reportable segments have been restated for the first quarter of 2000. Additionally, mortgage processing services revenues for the three month period ended March 31, 2001 includes $169,000, or 14% of total revenue, associated with mortgage loan processing services performed for one customer.

         Financial data by segment consist of the following:

                                           THREE MONTHS ENDED MARCH 31,
                                              2001                 2000
Revenues:
   Financial services technology        $  776,606          $   279,256
   Mortgage processing services            393,691               73,861
                                        -------------------------------
                                        $1,170,297          $   353,117
                                        ===============================
Cost of revenues:
   Financial services technology        $   15,889          $    71,552
   Mortgage processing services            106,838               39,775
                                        -------------------------------
                                        $  122,727          $   111,327
                                        ===============================
Operating income (loss):
   Financial services technology        $ (720,691)         $(1,708,771)
   Mortgage processing services             18,169             (152,262)
                                        -------------------------------
                                        $ (702,522)         $(1,861,033)
                                        ===============================


                                    MARCH 31, 2001    DECEMBER 31, 2000
Assets:
   Financial services technology        $2,151,991          $ 3,262,523
   Mortgage processing services          3,964,904            2,375,930
                                        -------------------------------
                                        $6,116,895          $ 5,638,453
                                        ===============================

8.       COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. These and other factors may cause actual results to differ materially from those anticipated.

OVERVIEW

         The Company was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. From the period of inception (January 12, 1994) through December 31, 1994, the Company was a development stage company, and its activities principally related to developing its DeciSys/RT technology (formerly known as the "DSS System") and the Affinity ALM ("ALM"), raising capital and recruiting personnel.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that will allow it to continue its operations.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's revenues for the three months ended March 31, 2001, were $1,170,297 compared to $353,117 for the corresponding period of 2000.

         Transaction fees. Revenues from transaction fees were $75,378 for the three months ended March 31, 2001, compared to $161,796 for the corresponding period in 2000. The decrease during the three months ended March 31, 2001, as compared to the same period in 2000 is primarily attributable to the decision by the Company's only iDEAL customer to suspend its indirect automobile lending activities in late 2000, which resulted in a decrease in the number of financial service applications processed using DeciSys/RT.

         Mortgage processing services. Mortgage processing services represents fees earned by Surety Mortgage, Inc. ("Surety"), a wholly-owned subsidiary of the Company, for originating and processing mortgage loan applications generated through the Company's proprietary Mortgage ALMs and fees earned for underwriting and processing certain mortgage loan applications pursuant to an outsourcing mortgage loan processing contract into which Surety entered in late 2000. Revenues from mortgage processing services were $393,691 for the three months ended March 31, 2001, compared to $73,861 for the corresponding period in 2000. The increase during the three months ended March 31, 2001, compared to the corresponding period in 2000 is attributable to an increase in the number of mortgage loans processed by Surety due to the continued expansion of its Mortgage ALM network and fees received in conjunction with its outsourcing mortgage loan processing contract. Fees received pursuant to its outsourcing mortgage loan processing contract were approximately $169,000 during the three month period ended March 31, 2001.

         Professional services. During the three months ended March 31, 2000, the Company recognized revenue associated with the performance of professional services for one customer. No professional service revenue was recognized in the comparable period of 2001.

         Patent license revenue. During the three months ended March 31, 2000, the Company recognized $25,000 associated with one patent license agreement. No patent license revenue was recognized in the comparable period of 2001.

         Other income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. The increase in other income in the three month period ended March 31, 2001, compared to the corresponding period in 2000 was primarily associated with the settlement of a lawsuit in January 2001.

COSTS AND EXPENSES

         Cost of Revenues. Cost of revenues for the three months ended March 31, 2001 was $122,727, compared to $111,327 for the corresponding period in 2000. The increase during the three months ended March 31, 2001, as compared to the same period in 2000 is attributable to an increase in the costs associated with processing more mortgage loans in the three-month period ended March 31, 2001, compared to the corresponding period in 2000. The overall increase was offset by a decrease in the costs associated with processing fewer transactions through the Company's DeciSys/RT system and a decrease in the costs associated with certain ALM contracts.

         Research and Development. Costs incurred for research and development for the three months ended March 31, 2001, totaled $157,732, compared to $329,933 for the corresponding period in 2000. The decrease in research and development costs for the three months ended March 31, 2001 compared to the same period in 2000 is attributable to a reduction in the number of employees involved in research and development activities in 2001 compared to 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $1,592,360 for the three months ended March 31, 2001, as compared to $1,772,890 for the corresponding period in 2000. The decrease for the three months ended March 31, 2001, as compared to the corresponding period of 2000 is primarily attributable to a decrease in employment and related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

         Interest Income. The Company recognizes interest income from its cash and investment balances, accretion of discount associated with sales-type ALM leases and mortgage loans between the time the loans are closed by Surety and the time Surety places the loans with investors pursuant to firm purchase commitments. Interest income for the three months ended March 31, 2001 was $29,880, compared to $49,874 in the corresponding period in 2000. The decrease was attributable to lower cash and investment balances and fewer ALMs under sales-type leases in the first three months of 2001 compared to the first three months of 2000. The overall decrease was offset by a slight increase in interest earned on mortgage loans due to increased loan production levels for the three months ended March 31, 2001 compared to the corresponding period in 2000.

         Interest expense. The Company incurs interest expense on its line of credit used to fund mortgage loans closed by Surety and its convertible debenture which it placed in late 2000. Interest expense for the three months ended March 31, 2001 was $56,765. The Company did not recognize any interest expense in the corresponding period in 2000 due to the use of the Company's own cash resources to fund Surety's mortgage loan originations during that period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated net losses of $65,005,687 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. If the Company had continued to use cash at the rate used during 2000, the Company would have depleted its existing cash reserves in the first quarter of 2001. The Company has taken certain measures to increase and preserve its cash resources. These measures include the placement of a $1 million convertible debenture in November 2000 and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the entire second quarter of 2001. Moreover, the Company believes that existing cash resources will be insufficient to fund operations after the second quarter of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that will allow it to continue its operations.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond") under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). Under the agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture is convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. The debenture matures 18 months after its issuance, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. In this regard, the debenture requires the Company to use no less than 25% of the proceeds from any future equity financing to repay as much of the debenture as it can at a price equal to 120% of the principal amount of the debenture plus all accrued and unpaid interest. Under the agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price is $0.3542. As of May 15, 2001, AMRO had exercised a portion of the debenture into an aggregate of 4,543,930 shares of the Company's stock. The outstanding principal amount as of May 15, 2001 was $710,000.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month may not be less than $100,000 or more than the lesser of $1,000,000 or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of May 15, 2001.

         Net cash used during the three months ended March 31, 2001, to fund operations was approximately $1,464,000 compared to approximately $2,152,000 for the same period in 2000. Proceeds from the offering and other sources of cash were used to fund current period operations and research and development of approximately $158,000. During the three months ended March 31, 2000, net proceeds from the offering and other sources of cash were used to fund operations and research and development of approximately $330,000. At March 31, 2001, cash and liquid investments were $489,623, as compared to $646,198 at December 31, 2000. At March 31, 2001 working capital was $1,333,051 as compared to $2,216,854 at December 31, 2000.

         Surety has established a credit facility with a maximum borrowing amount of $4,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on June 1, 2001. Outstanding borrowings under the Loan Warehousing Agreement as of March 31, 2001 were $2,343,870.

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

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE.


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K

         On February 16, 2001 the Company filed a current report on Form 8-K to disclose the Company's common stock had been delisted from the Nasdaq Small Cap Market.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By: /s/ Joseph A. Boyle
    -------------------
    Joseph A. Boyle
    Chairman, President, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Date:  May 15, 2001