Form 10-Q
period 2001-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2001-08-14
CIK 1007508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001             Commission file number: 0-28152

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

40,231,355 shares of Common Stock, $0.0001 par value, as of August 1, 2001.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 2001 and
         December 31, 2000..............................................................      3
     Condensed Consolidated Statements of Operations for the three and six months ended
         June 30, 2001 and 2000.........................................................      4
     Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000.........................................................      5
     Notes to Condensed Consolidated Financial Statements...............................      6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................      9
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...................     13
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings............................................................     13
   ITEM 2. Changes in Securities and Use of Proceeds....................................     13
   ITEM 4. Submission of Matters to a Vote of Security Holders..........................     13
   ITEM 6. Exhibits and Reports on Form 8-K.............................................     14
Signature...............................................................................     14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,
                                                                              2001             DECEMBER 31,
                                                                           (UNAUDITED)             2000
                                                                          ------------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $     67,708         $    646,198
  Receivables, less allowance for doubtful accounts of $24,466 and
    $9,467 at June 30, 2001 and December 31, 2000, respectively                929,489            1,830,491
  Net investment in sales-type leases - current                                 54,243              157,139
  Inventories                                                                  905,379              977,274
  Other current assets                                                         271,814              388,961
                                                                          ------------         ------------
Total current assets                                                         2,228,633            4,000,063

Property and equipment, net                                                    632,149              862,813
Software development costs, less accumulated amortization
    of $499,155 and $411,793 at June 30, 2001 and December 31,
    2000, respectively                                                         211,818              299,179
Other assets                                                                   439,134              476,398
                                                                          ------------         ------------
Total assets                                                              $  3,511,734         $  5,638,453
                                                                          ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    335,662         $    252,040
  Accrued expenses                                                             412,529              566,517
  Notes payable                                                                643,590              922,545
  Convertible debenture                                                        624,149                   --
  Current portion of deferred revenue                                           26,883               42,107
                                                                          ------------         ------------
Total current liabilities                                                    2,042,813            1,783,209

Convertible debenture                                                               --              951,456
Deferred revenue                                                               207,399              554,806
Capital stock of subsidiary held by minority investor                           19,989               22,668
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued 42,399,363 and 32,713,368 shares at June 30, 2001 and
    December 31, 2000, respectively                                              4,240                3,271
  Additional paid-in capital                                                70,386,464           70,084,414
  Common stock warrants                                                         52,000               52,000
  Deferred compensation                                                             --              (31,804)
  Treasury stock, at cost (2,168,008 shares at June 30, 2001 and
    December 31, 2000)                                                      (3,505,287)          (3,505,287)
  Accumulated deficit                                                      (65,695,884)         (64,276,280)
                                                                          ------------         ------------
Total stockholders' equity                                                   1,241,533            2,326,314
                                                                          ------------         ------------
Total liabilities and stockholders' equity                                $  3,511,734         $  5,638,453
                                                                          ============         ============

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                           2001                 2000                 2001                 2000
                                                       ------------         ------------         ------------         ------------
Revenues:
   Transactions                                        $     68,274         $    150,355         $    143,652         $    312,151
   Mortgage processing services                             612,932              113,307            1,006,623              187,168
   Sales and rental                                              --                   --                   --                3,000
   Professional services                                     20,772              309,503               20,772              319,503
   Patent license fees                                           --               65,000                   --               90,000
   Other income                                              41,472               41,096              742,700              120,556
                                                       ------------         ------------         ------------         ------------
       Total revenue                                        743,450              679,261            1,913,747            1,032,378
Costs and expenses:
   Cost of revenues                                         268,012              223,969              390,739              335,296
   Research and development                                 156,752              153,063              314,484              482,996
   Selling, general and administrative expenses             981,690            1,842,449            2,574,050            3,615,339
                                                       ------------         ------------         ------------         ------------
       Total costs and expenses                           1,406,454            2,219,481            3,279,273            4,433,631
                                                       ------------         ------------         ------------         ------------
Operating loss                                             (663,004)          (1,540,220)          (1,365,526)          (3,401,253)
Interest income                                              39,703               43,715               69,583               93,589
Interest expense                                            (66,896)              (8,758)            (123,661)              (8,758)
                                                       ------------         ------------         ------------         ------------
Net loss                                               $   (690,197)        $ (1,505,263)        $ (1,419,604)        $ (3,316,422)
                                                       ============         ============         ============         ============
Net loss per share - basic and diluted                 $      (0.02)        $      (0.05)               (0.04)        $      (0.11)
                                                       ============         ============         ============         ============
Shares used in computing net loss per share              38,549,511           30,021,808           35,739,907           29,949,436
                                                       ============         ============         ============         ============

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 2001                 2000
                                                             ------------         ------------
OPERATING ACTIVITIES
Net loss                                                     $ (1,419,604)        $ (3,316,422)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                 435,238            1,054,449
    Amortization of deferred compensation                          31,804               59,011
    Provision for doubtful accounts                                30,000               30,000
    Inventory valuation allowance                                  60,000               60,000
    Deferred revenue                                             (362,631)             137,103
    Other                                                          13,853               (1,794)
    Changes in current assets and liabilities:
       Accounts receivable                                        871,002             (826,215)
       Net investment in sales-type leases                        102,896              311,003
       Inventories                                                 11,895               75,414
       Other current assets                                       117,147              144,050
       Accounts payable and accrued expenses                      (69,205)            (772,677)
                                                             ------------         ------------
Net cash used in operating activities                            (177,605)          (3,046,078)

INVESTING ACTIVITIES
Purchases of property and equipment, net                          (79,949)            (177,334)
Proceeds from sale of short term investments                           --            1,474,949
                                                             ------------         ------------
Net cash (used in) provided by investing activities               (79,949)           1,297,615

FINANCING ACTIVITIES
Proceeds from notes payable                                    11,974,391            2,960,571
Payments on notes payable                                     (12,295,674)          (2,274,951)
Proceeds from sale of common stock                                     --              500,000
Exercise of warrants                                                  347                   --
Exercise of options                                                    --              175,289
                                                             ------------         ------------
Net cash (used in) provided by financing activities              (320,936)           1,360,909
                                                             ------------         ------------
Net decrease in cash                                             (578,490)            (387,554)

Cash and cash equivalents at beginning of period                  646,198            2,116,016
                                                             ------------         ------------
Cash and cash equivalents at end of period                   $     67,708         $  1,728,462
                                                             ============         ============


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GOING CONCERN

         To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the issuance of a $1 million note in July 2001, the placement of a $1 million convertible debenture in November 2000, and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the remainder of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for all of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations and business lines, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that will allow it to continue its operations.

         Management has developed a plan which, if successful, will generate sufficient working capital to sustain the Company's operations in 2001. Management's plan included a 33% decrease in employees in March 2001. In conjunction with the reduction in workforce, management has elected to suspend the marketing of most of its products as an Application Service Provider ("ASP"). The Company will offer for sale its proprietary software previously utilized by the Company to offer its ASP services.

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

3.       INVENTORIES

         Inventories consist of the following:

                                               JUNE 30,          DECEMBER 31,
                                                 2001                2000
                                             -----------         -----------
Electronic parts and other components        $   676,227         $   676,546
Work in process                                  774,331             774,331
Finished goods                                   744,324             754,325
                                             -----------         -----------
                                               2,194,882           2,205,202
Reserve for obsolescence                      (1,289,503)         (1,227,928)
                                             -----------         -----------
                                             $   905,379         $   977,274
                                             ===========         ===========

4.       LOAN WAREHOUSING AGREEMENT

         Surety Mortgage, Inc., a wholly owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $4,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on September 1, 2001. There were outstanding borrowings under the Loan Warehousing Agreement as of June 30, 2001 of $643,590.

5.     NET LOSS PER SHARE OF COMMON STOCK

         Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with SFAS 128, "Earnings Per Share". Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

6.       CONVERTIBLE DEBENTURE AND STOCKHOLDERS' EQUITY

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). Under the agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture matures on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price is $0.3542. The warrant exercise price is subject to reduction in certain instances. A discount on the debenture of $52,000 was recorded representing the estimated original value of the common stock purchase warrants. As of June 30, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock. The outstanding principal and interest as of June 30, 2001 was $696,873. The unamoritized discount as of June 30, 2001 was $32,012.

         On February 27, 2001, The South Financial Group (formerly known as Carolina First Corporation) exercised a stock warrant held by it in full into an aggregate of 3,471,340 shares of the Company's stock.

7.       SEGMENT INFORMATION

         Prior to the first quarter of 2001 the Company operated in one industry segment - financial services technology. During the first quarter of 2001 the Company entered into certain contracts under which it will provide mortgage loan processing services to unrelated third parties through its wholly-owned subsidiary Surety Mortgage, Inc. Accordingly, the Company has reevaluated and expanded its reporting structure and strategic initiatives to include two distinct segments - financial services technology and mortgage processing services. Amounts related to the recomposition of its reportable segments have been restated for the three and six months ending June 30, 2000. Additionally, mortgage processing services revenues for the six month period ended June 30, 2001 includes approximately $553,000, or 29% of total revenue, associated with mortgage loan processing services performed for one customer under a contract that will expire on December 31, 2001.

         Financial data by segment consists of the following:

                                            Three Months Ending June 30,           Six Months Ending June 30,
                                               2001              2000               2001               2000
                                           ----------         ----------         ----------         ----------
Revenue:
      Financial services technology           114,897            565,954            891,503            845,210
      Mortgage processing services            628,553            113,307          1,022,244            187,168
                                           ----------         ----------         ----------         ----------
                                              743,450            679,261          1,913,747          1,032,378
                                           ==========         ==========         ==========         ==========


Cost of revenues:
      Financial services technology            10,955            166,386             26,844            237,938
      Mortgage processing services            257,057             57,583            363,895             97,358
                                           ----------         ----------         ----------         ----------
                                              268,012            223,969            390,739            335,296
                                           ==========         ==========         ==========         ==========


Operating income (loss):
      Financial services technology          (688,503)        (1,371,325)        (1,409,194)        (3,080,096)
      Mortgage processing services             25,499           (168,895)            43,668           (321,157)
                                           ----------         ----------         ----------         ----------
                                             (663,004)        (1,540,220)        (1,365,526)        (3,401,253)
                                           ==========         ==========         ==========         ==========


                                         June 30, 2001    December 31, 2000
Assets:
      Financial services technology         1,170,537          3,262,523
      Mortgage processing services          2,341,197          2,375,930
                                           ----------         ----------
                                            3,511,734          5,638,453
                                           ==========         ==========

         In July 2001 the Company entered into a financing arrangement under which it has issued a $1 million note, which is secured by the Company's stock in Surety. Such note matures on December 31, 2001, and bears interest at 8% per annum. The Company has the option to tender its stock in Surety in full payment of this note. If the Company elects to do so, the Company does not expect to engage in any mortgage loan or mortgage processing activities after December 31, 2001.

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

9.       SUBSEQUENT EVENT

         On July 26, 2001, the Company entered into a $1 million financing agreement. Under the terms of the agreement, the Company received initial funding of $500,000 and will receive an additional $500,000 in equal monthly installments from August through December 2001. The financing arrangement included execution of a promissory note bearing interest at the rate of eight percent (8%) with a maturity date of December 31, 2001. The loan is secured by the stock of the Company's mortgage subsidiary, Surety Mortgage, Inc. The Company has the option of tendering the stock of Surety Mortgage, Inc. in full satisfaction of the note.


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

         The Company continues to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the issuance of a $1 million note in July 2001, the placement of a $1 million convertible debenture in November 2000, and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the remainder of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the remainder of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations and business lines, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that will allow it to continue its operations.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's revenues for the three and six months ended June 30, 2001 were $743,450 and $1,913,747, respectively, compared to $679,261 and $1,032,378 for the corresponding periods of 2000.

         Transaction fees. Revenues from transaction fees were $68,274 and $143,652 for the three and six months ended June 30, 2001, respectively, compared to $150,355 and $312,151 for the corresponding periods in 2000. The decrease in transaction fees during the three and six months ended June 30, 2001, as compared to the same periods in 2000 is attributable to a decrease in the number of financial service applications processed using DeciSys/RT. The decrease is primarily attributable to the loss of one customer in early 2001. Accordingly, there were no transaction fees associated with this customer in the first six months of 2001.

         Mortgage Processing Services. Revenues from mortgage processing services earned by Surety were $612,932 and $1,006,623 for the three and six months ended June 30, 2001, respectively, compared to $113,307 and $187,168 for the corresponding periods in 2000. The increase in mortgage processing services revenue during the three and six month periods ended June 30, 2001, compared to the corresponding periods in 2000 is attributable to the origination and processing of a greater number of loans through the Company's Mortgage ALM in both periods in 2001 compared to the corresponding periods in the previous year, as well as the commencement of processing services performed pursuant to a contract with an unrelated third party in January 2001. Such contract, which will expire on December 31, 2001, generated revenues of approximately $553,000 for the six months ended June 30, 2001. The Company will not recognize any revenues under the contract after December 31, 2001. Moreover, if the Company elects to tender its stock in Surety Mortgage, Inc., in satisfaction of a $1 million note issued by the Company in July 2001, the Company does not expect to engage in any mortgage loan or mortgage processing activities after December 31, 2001 (as discussed below under "Liquidity and Capital Resources").

         Professional Services. Professional services revenue for the three and six months ended June 30, 2001 was $20,772. For the corresponding periods in 2000, professional services revenues were $309,503 and $319,503, respectively. The Company performs professional services pursuant to specific contracts with certain of its customers. Such services usually involve developing or enhancing systems for the Company's customers. The Company recognizes professional services revenues when it has completed its obligations under the specific terms of the contract. Professional services performed by the Company are performed as needed or requested by the Company's customers and are not usually recurring in nature. During the second quarter of 2000, the Company recognized $309,503 of professional services revenue which was associated with one customer. The Company performed most of the services during 1999 and deferred the associated revenue until collection was assured.

         Other Income. Other income for the three and six months ended June 30, 2001 was $41,472 and $742,700, respectively, compared to $41,096 and $120,556 for the corresponding periods in 2000. Other income was comparable in the three-month periods ended June 30, 2001 and 2000 and consisted primarily of non-recurring miscellaneous income items. The increase in other income for the six-month period ended June 30, 2001, compared to the corresponding period in 2000 is primarily attributable to the settlement of a lawsuit in the first quarter of 2001.

COSTS AND EXPENSES

         Cost of Revenues. Cost of revenues for the three and six months ended June 30, 2001 were $268,012 and $390,739, respectively, compared to $223,969 and $335,296 for the corresponding periods in 2000. The overall increase in cost of revenues for the three and six months ended June 30, 2001, was attributable to significantly higher volumes of mortgage loans originated and processed by Surety during the first two quarters of 2001 compared to the same periods in 2000. The overall increase in cost of revenues was offset by lower costs associated with transactions processing due to lower transaction volumes processed in the first two quarters of 2001 compared to the same periods in 2000. Additionally, certain costs associated with professional service revenue were recognized in the second quarter of 2000. The Company incurred no costs related to professional services revenue recognized in the second quarter of 2001.

         Research and Development. Costs incurred for research and development totaled $156,752 and $314,484 for the three and six months ended June 30, 2001, respectively, compared to $153,063 and $482,996 for the corresponding periods in 2000. Research and development costs are associated with personnel and other costs incurred in conjunction with the Company's continuing efforts to enhance its DeciSys/RT technology and other financial product origination capabilities. The Company has significantly curtailed its research and development activities to conserve working capital. Research and development costs were comparable in the three-month period ended June 30, 2001 and 2000 and decreased in the six-month period ended June 30, 2001 compared with the same period in 2000 due to a reduction in the number of employees involved in research and development activities.

         Selling, General and Administrative Expenses. For the three and six months ended June 30, 2001, selling, general and administrative expenses totaled $981,690 and $2,574,050, respectively, as compared to $1,842,449 and $3,615,339 for the corresponding periods in 2000. The decrease for the three and six months ended June 30, 2001, compared to the corresponding periods of 2000 is primarily attributable to continued cost reduction measures taken by the Company in 2001, including a reduction in workforce in March 2001.

         Interest income. The Company recognizes interest income from its cash and investment balances, accretion of discount associated with sales-type ALM leases and mortgage loans between the time the loans are closed by Surety and the time Surety places the loans with investors pursuant to firm purchase commitments. Interest income for the three and six months ended June 30, 2001, was $39,703 and $69,583, respectively, compared to $43,715 and $93,589 in the corresponding period in 2000. The decrease was attributable to lower cash and investment balances and fewer ALMs under sales-type leases in the three and six months ended June 30, 2001, compared to the corresponding periods in 2000. The overall decrease was offset by an increase in interest earned on mortgage loans due to increased loan production levels for the three and six months ended June 30, 2001, compared to the corresponding periods in 2000.

         Interest expense. The Company incurs interest expense on its line of credit used to fund mortgage loans closed by Surety and its convertible debenture issued in late 2000. Interest expense for the three and six months ended June 30, 2001, was $66,896 and $123,661, respectively. The Company recognized interest expense in the corresponding periods in 2000 associated with Surety's mortgage loan originations during that period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated net losses of $65,695,884 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. In July 2001, the Company issued a $1 million note, secured by the common stock of its subsidiary, Surety Mortgage, Inc. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the issuance of a $1 million note in July 2001, the placement of a $1 million convertible debenture in November 2000, and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations through the remainder of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the remainder of 2001. To remain viable, the Company must substantially increase its revenues or raise additional capital. To maintain the minimal resources necessary to support its current operations and business lines, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues or raise additional capital in a manner that will allow it to continue its operations.

         On July 26, 2001, the Company entered into a $1 million financing agreement. Under the terms of the agreement, the Company received initial funding of $500,000 and will receive an additional $500,000 in equal monthly installments from August through December 2001. The financing arrangement included execution of a promissory note bearing interest at the rate of eight percent (8%) with a maturity date of December 31, 2001. The loan is secured by the stock of the Company's mortgage subsidiary, Surety Mortgage, Inc. The Company has the option of tendering the stock of Surety Mortgage, Inc. in full satisfaction of the note.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond") under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). Under the agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture is convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. The debenture matures on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. In this regard, the debenture requires the Company to use no less than 25% of the proceeds from any future equity financing to repay as much of the debenture as it can at a price equal to 120% of the principal amount of the debenture plus all accrued and unpaid interest. Under the agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price is $0.3542. As of August 13, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock. The outstanding principal and interest under the debenture as of August 13, 2001 was $703,143.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month may not be less than $50,000 or more than the lesser of $1,000,000 or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of August 13, 2001.

         Net cash used during the six months ended June 30, 2001, to fund operations was approximately $178,000 compared to approximately $3,046,000 for the same period in 2000. At June 30, 2001, cash and liquid investments were $67,708, as compared to $646,198 at December 31, 2000. At June 30, 2001 working capital was $185,820 as compared to $2,216,854 at December 31, 2000.

         Surety has established a credit facility with a maximum borrowing amount of $4,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on September 1, 2001. Outstanding borrowings under the Loan Warehousing Agreement as of June 30, 2001 were $643,590.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on temporary investments, lending arrangements and the demand for consumer loans. The Company does not believe such risk is material. The Company's cash and cash equivalents consist of highly liquid investments with maturities of three months or less. Further, when the Company receives a commitment to originate a mortgage loan from a consumer or correspondent, the Company immediately receives a commitment from an investor to buy such mortgage loan shortly after it is made. Accordingly, the Company does not incur a material amount of interest exposure relating to its variable rate lending arrangements. The Company does not believe that it is exposed to significant market risk for changes in interest rates.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) From January 1, 2001, to June 30, 2001, the Company issued 6,214,655 shares of its common stock to AMRO upon conversion of an aggregate of $302,671 of principal and accrued interest outstanding under a convertible debenture issued to AMRO in November 2000. Such securities were issued by the Company in a private placement under Section 4(2) of the Securities Act of 1933. The Company has registered such securities for resale by AMRO under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY


         The 2001 Annual Meeting of Stockholders of Affinity Technology Group, Inc. was held on May 23, 2001 (the "Annual Meeting"). At the Annual Meeting, Alan H. Fishman, Robert M. Price, Joseph A. Boyle and Peter R. Wilson were duly elected to the Board of Directors of the Company. The selection of Ernst & Young, LLP as independent auditors for the year ending December 31, 2001 was also ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:

--------------------------------------------------------------------------------------------------------------
NOMINEES FOR DIRECTOR                 SHARES VOTED IN FAVOR     SHARES WITHHELD(1)    BROKER NON-VOTES
--------------------------------------------------------------------------------------------------------------
Alan H. Fishman                              34,672,403                1,007,876                     -
--------------------------------------------------------------------------------------------------------------
Robert M. Price                              34,751,336                  928,943                     -
--------------------------------------------------------------------------------------------------------------
Joseph A. Boyle                              34,658,661                1,021,618                     -
--------------------------------------------------------------------------------------------------------------
Peter R. Wilson                              34,689,586                  990,693                     -
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
RATIFICATION OF THE SELECTION OF ERNST & YOUNG, LLP.
--------------------------------------------------------------------------------------------------------------
SHARES VOTED IN FAVOR                 SHARES VOTED AGAINST      SHARES ABSTAINING     BROKER NON-VOTES
--------------------------------------------------------------------------------------------------------------
        35,933,318                              244,264                  124,947                     -
--------------------------------------------------------------------------------------------------------------

-----------------
(1) Includes 622,250 shares voted to elect four nominees for director proposed by a shareholder of the Company at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
     -------------------
     Joseph A. Boyle
     President, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

Date:  August 14, 2001