Form 10-Q
period 2001-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2001-11-14
CIK 1007508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended September 30, 2001      Commission file number: 0-28152


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

40,231,355 shares of Common Stock, $0.0001 par value, as of November 5, 2001.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE

PART I.  FINANCIAL INFORMATION

   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 2001, and
         December 31, 2000......................................................................        3
     Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 2001 and 2000............................................................        4
     Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000............................................................        5
     Notes to Condensed Consolidated Financial Statements.......................................        6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................       10
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........................       14

PART II. OTHER INFORMATION
   ITEM 2. Changes in Securities and Use of Proceeds............................................       14
   ITEM 6. Exhibits and Reports on Form 8-K.....................................................       14

Signature.......................................................................................       15


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,
                                                                                  2001            DECEMBER 31,
                                                                              (UNAUDITED)            2000
                                                                        -------------------- --------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $        191,098       $     646,198
 Receivables, less allowance for doubtful accounts of $39,466 and
    $9,467 at September 30, 2001, and December 31, 2000,
    respectively                                                                 2,618,680           1,830,491
  Net investment in sales-type leases - current                                          -             157,139
  Inventories                                                                      875,379             977,274
  Other current assets                                                             292,148             388,961
                                                                        -------------------- --------------------
Total current assets                                                             3,977,305           4,000,063

Property and equipment, net                                                        517,054             862,813
Software development costs, less accumulated amortization of $542,835 and $411,973 at September 30, 2001, and December 31, 2000,
    respectively                                                                   168,137             299,179
Other assets                                                                       420,503             476,398
                                                                        -------------------- --------------------
Total assets                                                               $     5,082,999          $5,638,453
                                                                        ==================== ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $       261,415         $   252,040
  Accrued expenses                                                                 452,809             566,517
  Notes payable                                                                  3,072,550             922,545
  Convertible debenture                                                            380,062                   -
  Current portion of deferred revenue                                               30,878              42,107
                                                                        -------------------- --------------------
Total current liabilities                                                        4,197,714           1,783,209

Convertible debenture                                                                    -             951,456
Deferred revenue                                                                         -             554,806
Capital stock of subsidiary held by minority investor                               18,902              22,668

Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued
    42,399,363 and 32,713,368 shares at September 30, 2001,
    and December 31, 2000, respectively                                              4,240               3,271
  Additional paid-in capital                                                    70,386,464          70,084,414
  Common stock warrants                                                             52,000              52,000
  Deferred compensation                                                                  -             (31,804)
  Treasury stock, at cost (2,168,008 shares at September 30, 2001,
    and December 31, 2000)                                                      (3,505,287)         (3,505,287)
  Accumulated deficit                                                          (66,071,034)        (64,276,280)
                                                                        -------------------- --------------------
Total stockholders' equity                                                         866,383           2,326,314
                                                                        -------------------- --------------------
Total liabilities and stockholders' equity                                  $    5,082,999         $ 5,638,453
                                                                        ==================== ====================

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                           2001               2000                   2001              2000
                                                    ------------------- ------------------     ----------------- ------------------
Revenues:
   Transactions                                            $  63,396         $   129,676            $   207,048      $    441,827
   Mortgage processing services                              790,539             132,584              1,797,162           319,753
   Sales and rental                                                -                   -                      -             3,000
   Professional services                                     227,399                   -                248,171           319,503
   Patent license fees                                             -              95,000                      -           185,000
   Other income                                               16,469              89,092                759,169           209,648
                                                    ------------------- ------------------     ----------------- ------------------
       Total revenue                                       1,097,803             446,352              3,011,550         1,478,731
Costs and expenses:
   Cost of revenues                                          384,110              95,785                774,849           431,081
   Research and development                                   99,905             110,556                414,389           593,552
   Selling, general and administrative expenses              952,579           1,804,486              3,526,629         5,419,826
                                                    ------------------- ------------------     ----------------- ------------------
       Total costs and expenses                            1,436,594           2,010,827              4,715,867         6,444,459
                                                    ------------------- ------------------     ----------------- ------------------
Operating loss                                              (338,791)         (1,564,475)            (1,704,317)       (4,965,728)
Interest income                                               15,103              40,537                 84,686           134,126
Interest expense                                             (51,462)            (28,373)              (175,123)          (37,131)
                                                    ------------------- ------------------     ----------------- ------------------
Net loss                                                   $(375,150)        $(1,552,311)           $(1,794,754)     $ (4,868,733)
                                                    =================== ==================     ================= ==================
Net loss per share - basic and diluted                     $   (0.01)        $     (0.05)           $     (0.05)     $      (0.16)
                                                    =================== ==================     ================= ==================
Shares used in computing net loss per share               40,231,355          30,523,492             37,253,508        30,142,184
                                                    =================== ==================     ================= ==================

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2001                2000
                                                                ------------------- -------------------
OPERATING ACTIVITIES
Net loss                                                        $     (1,794,754)   $     (4,868,733)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                        625,265           1,486,808
    Amortization of deferred compensation                                 31,804              81,202
    Provision for doubtful accounts                                       45,000              45,000
    Inventory valuation allowance                                         90,000              90,000
    Deferred revenue                                                    (566,035)            172,231
    Other                                                                 18,807              17,955
    Changes in current assets and liabilities:
       Accounts receivable                                              (833,189)         (1,485,029)
       Net investment in sales-type leases                               157,139             367,640
       Inventories                                                        11,895             122,526
       Other current assets                                               96,813              93,575
       Accounts payable and accrued expenses                            (104,333)           (600,387)
                                                                ------------------- -------------------
Net cash used in operating activities                                 (2,221,588)         (4,477,212)

INVESTING ACTIVITIES
Purchases of property and equipment, net                                 (89,971)           (257,383)
Proceeds from sale of short term investments                                   -           1,474,949
                                                                ------------------- -------------------
Net cash (used in) provided by investing activities                      (89,971)          1,217,566

FINANCING ACTIVITIES
Proceeds from notes payable                                           18,349,081           7,291,376
Payments on notes payable                                            (16,492,969)         (6,015,194)
Proceeds from sale of common stock                                             -             500,000
Proceeds from sale of minority interest in subsidiary                          -              25,000
Exercise of warrants                                                         347                   -
Exercise of options                                                            -             175,289
                                                                ------------------- -------------------
Net cash provided by financing activities                              1,856,459           1,976,471
                                                                ------------------- -------------------
Net decrease in cash                                                    (455,100)         (1,283,175)

Cash and cash equivalents at beginning of period                         646,198           2,116,016
                                                                ------------------- -------------------
Cash and cash equivalents at end of period                      $        191,098    $        832,841
                                                                =================== ===================


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GOING CONCERN

         To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and has been required to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the issuance of a $1 million note in July 2001, the placement of a $1 million convertible debenture in November 2000, and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations for the remainder of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for all of 2001. To remain viable, the Company must substantially increase its revenues, raise additional capital, or significantly reduce its operating expenses. To maintain the minimal resources necessary to support its current operations and business lines, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues, raise additional capital, or significantly reduce its operating expenses in a manner that will allow it to continue its operations.

         Management has developed a plan which, if successful, will generate sufficient working capital to sustain the Company's operations in 2001. Management's plan included a 33% decrease in employees in March 2001. In conjunction with the reduction in workforce, management has elected to suspend the marketing of most of its products as an Application Service Provider ("ASP"). The Company will offer for sale, in the form of software licenses, its proprietary software previously utilized by the Company to offer its ASP services.

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


2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         In July 2001, the Financial Accounting Standards Board issued Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supercedes Accounting Principles Bulletin No. 17 "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." It also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial statements.


         Certain amounts in 2000 have been reclassified to conform to 2001 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.       INVENTORIES

         Inventories consist of the following:

                                                       SEPTEMBER 30,              DECEMBER 31,
                                                            2001                      2000
                                                  ------------------------- -------------------------
         Electronic parts and other components        $       676,227           $       676,546
         Work in process                                      774,331                   774,331
         Finished goods                                       744,324                   754,325
                                                  ------------------------- -------------------------
                                                            2,194,882                 2,205,202
         Reserve for obsolescence                          (1,319,503)               (1,227,928)
                                                  ------------------------- -------------------------
                                                      $       875,379           $       977,274
                                                  ========================= =========================


4.       LOAN WAREHOUSING AGREEMENT

         Surety Mortgage, Inc., a wholly owned subsidiary of the Company ("Surety"), has a credit facility with a maximum borrowing amount of $4,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on December 31, 2001. There were outstanding borrowings under the credit facility as of September 30, 2001 of $2,372,550.

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

6.       NOTES PAYABLE, CONVERTIBLE DEBENTURE AND STOCKHOLDERS' EQUITY

         On July 26, 2001, the Company entered into a $1 million financing agreement with HomeGold, Inc. ("HomeGold"). Under the terms of the agreement, the Company received initial funding of $500,000 and will receive an additional $500,000 in equal monthly installments from August through December 2001. The financing arrangement included execution of a promissory note bearing interest at the rate of eight percent (8%) with a maturity date of December 31, 2001. The loan is secured by the stock of the Company's mortgage subsidiary, Surety Mortgage, Inc. The Company has the option of tendering the stock of Surety Mortgage, Inc. in full satisfaction of the note. As of September 30, 2001, the outstanding principal and interest under this note was $708,489.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. As of November 13, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price for a warrant to acquire 720,000 shares issued to the investor for the Company's equity line agreement from $0.8554 per share to $0.05 per share. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's timely payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets.

         On February 27, 2001, The South Financial Group (formerly known as Carolina First Corporation) exercised a stock warrant held by it in full into an aggregate of 3,471,340 shares of the Company's stock.

7.       SEGMENT INFORMATION

         Prior to the first quarter of 2001 the Company operated in one industry segment - financial services technology. During the first quarter of 2001 the Company entered into certain contracts under which it provides mortgage loan processing services to unrelated third parties through its wholly-owned subsidiary Surety Mortgage, Inc. Accordingly, the Company has reevaluated and expanded its reporting structure and strategic initiatives to include two distinct segments - financial services technology and mortgage processing services. Amounts related to the recomposition of its reportable segments have been restated for the three and nine months ending September 30,

2000. Additionally, mortgage processing services revenues for the nine month period ended September 30, 2001 includes approximately $1,095,000, or 36% of total revenue, associated with mortgage loan processing services performed for one customer under a contract that will expire on December 31, 2001.

         Financial data by segment consists of the following:

                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                            2001               2000               2001                 2000
                                                            ----               ----               ----                 ----
Revenue:
      Financial services technology                 $    307,264     $      313,768     $    1,198,767         $  1,158,978
      Mortgage processing services                       790,539            132,584          1,812,783              319,753
                                             -------------------------------------------------------------------------------
                                                    $  1,097,803     $      446,352     $    3,011,550         $  1,478,731
                                             ===============================================================================

Cost of revenues:
      Financial services technology                 $     26,289     $       35,548     $       53,133         $    273,485
      Mortgage processing services                       357,821             60,237            721,716              157,596
                                             -------------------------------------------------------------------------------
                                                    $    384,110     $       95,785     $      774,849         $    431,081
                                             ===============================================================================

Operating income (loss):
      Financial services technology                 $   (417,227)    $   (1,429,542)    $   (1,826,421)        $ (4,509,638)
      Mortgage processing services                        78,436           (134,933)           122,104             (456,090)
                                             -------------------------------------------------------------------------------
                                                    $   (338,791)    $   (1,564,475)    $   (1,704,317)        $ (4,965,728)
                                             ===============================================================================


                                              September 30, 2001    December 31, 2000
Assets:
      Financial services technology                 $    894,828        $ 3,262,523
      Mortgage processing services                     4,188,171          2,375,930
                                             ---------------------------------------
                                                    $  5,082,999        $ 5,638,453
                                             =======================================


In July 2001 the Company entered into a financing arrangement under which it has issued a $1 million note, which is secured by the Company's stock in Surety (see
Note 6). Such note matures on December 31, 2001, and bears interest at 8% per annum. The Company has the option to tender its stock in Surety in full payment of this note. If the Company elects to do so, the Company does not expect to engage in any mortgage loan or mortgage processing activities after December 31, 2001.

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

         The Company continues to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the issuance of a $1 million note in July 2001, the placement of a $1 million convertible debenture in November 2000, and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations for the remainder of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the remainder of 2001. To remain viable, the Company must substantially increase its revenues, raise additional capital, or significantly reduce its operating expenses. To maintain the minimal resources necessary to support its current operations and business lines, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues, raise additional capital, or significantly reduce its operating expenses in a manner that will allow it to continue its operations.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's revenues for the three and nine months ended September 30, 2001 were $1,097,803 and $3,011,550, respectively, compared to $446,352 and
$1,478,731 for the corresponding periods of 2000.

         Transaction fees. Revenues from transaction fees were $63,396 and $207,048 for the three and nine months ended September 30, 2001, respectively, compared to $129,676 and $441,827 for the corresponding periods in 2000. The decrease in transaction fees during the three and nine months ended September 30, 2001, as compared to the same period in 2000 is attributable to a decrease in the number of financial service applications processed using DeciSys/RT. The decrease is primarily attributable to the loss of one customer in early 2001.

         Mortgage Processing Services. Revenues from mortgage processing services earned by Surety were $790,539 and $1,797,162 for the three and nine months ended September 30, 2001, respectively, compared to $132,584 and $319,753 for the corresponding periods in 2000. The increase in mortgage processing services revenue during the three and nine month periods ended September 30, 2001, compared to the corresponding periods in 2000 is attributable to the origination and processing of a greater number of loans through the Company's Mortgage ALM in both periods in 2001 compared to the corresponding periods in the previous year, as well as the commencement of processing services performed pursuant to a contract with an unrelated third party in January 2001. Such contract, which will expire on December 31, 2001, generated revenues of approximately $1,095,000 for the nine months ended September 30, 2001. The Company will not recognize any revenues under the contract after December 31, 2001. Moreover, if the Company elects to tender its stock in Surety Mortgage, Inc., in satisfaction of a $1 million note issued by the Company in July 2001, the Company does not expect to engage in any mortgage loan or mortgage processing activities after December 31, 2001 (as discussed below under "Liquidity and Capital Resources").

         Professional Services. Professional services revenue for the three and nine months ended September 30, 2001 was $227,399 and $248,171, respectively. For the corresponding periods in 2000, professional services revenues were $0 and $319,503, respectively. The Company performs professional services pursuant to specific contracts with certain of its customers. Such services usually involve developing or enhancing systems for the Company's customers. The Company recognizes professional services revenues when it has completed its obligations under the specific terms of the contract. Professional services performed by the Company are performed as needed or requested by the Company's customers and are not usually recurring in nature. During the third quarter of 2001, the Company recognized $207,399 of professional services revenue which was associated with one customer. The Company performed most of the services during 2000 and deferred the associated revenue until the contract was terminated. During the second quarter of 2000, the Company recognized $309,503 of professional services revenue which was associated with one customer. The Company performed most of the services during 1999 and deferred the associated revenue until collection was assured.

         Patent license fees. The Company recognized no patent license fees in the three or nine months ended September 30, 2001. Patent license fees for the three and nine month periods ended September 30, 2000, were $95,000 and $185,000, respectively. Such patent licensing fees were associated with a patent licensing agreement the Company entered during the third quarter of 1999 and which was terminated in January 2001. Both of the Company's patents covering fully automated lending systems are being re-examined by the U. S. Patent and Trademark Office (the "PTO"). In March 2000, in August 2000, and again in February 2001 the PTO issued a preliminary office action rejecting all previously issued claims under the Company's first patent covering fully automated lending systems.

         Other Income. Other income for the three and nine months ended September 30, 2001 was $16,469 and $759,169, respectively, compared to $89,092 and $209,648 for the corresponding periods in 2000. Other income consists primarily of non-recurring miscellaneous income items. The significant increase in other income for the nine-month period ended September 30, 2001, compared to the corresponding period in 2000 is primarily attributable to the settlement of a lawsuit in the first quarter of 2001.

COSTS AND EXPENSES

         Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 2001 were $384,110 and $774,849, respectively, compared to $95,785 and $431,081 for the corresponding periods in 2000. The overall increase in cost of revenues for the three and nine months ended September 30, 2001, was attributable to significantly higher volumes of mortgage loans processed by Surety during the first three quarters of 2001 compared to the same periods in 2000. The overall increase in cost of revenues was offset by lower costs associated with transaction processing due to lower transaction volumes processed in the first three quarters of 2001 compared to the same period in 2000. Additionally, certain costs associated with professional services revenue were recognized in the second quarter of 2000. The Company incurred no significant costs related to professional services revenue recognized in 2001.

         Research and Development. Costs incurred for research and development totaled $99,905 and $414,389 for the three and nine months ended September 30, 2001, respectively, compared to $110,556 and $593,552 for the corresponding periods in 2000. Research and development costs are associated with personnel and other costs incurred in conjunction with the Company's efforts to enhance its DeciSys/RT technology and other financial product origination capabilities. The Company has significantly curtailed its research and development activities to conserve working capital. Research and development costs were comparable in the three-month periods ended September 30, 2001 and 2000 and decreased in the nine-month period ended September 30, 2001 compared with the same period in 2000 due to a reduction in the number of employees involved in research and development activities.

         Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2001, selling, general and administrative expenses totaled $952,579 and $3,526,629, respectively, as compared to $1,804,486 and $5,419,826 for the corresponding periods in 2000. The decrease for the three and nine months ended September 30, 2001, compared to the corresponding periods of 2000 is primarily attributable to continued cost reduction measures taken by the Company in 2001, including a reduction in workforce in March 2001.

         Interest income. The Company recognizes interest income from its cash and investment balances, accretion of discount associated with sales-type ALM leases and mortgage loans between the time the loans are closed by Surety and the time Surety places the loans with investors pursuant to firm purchase commitments. Interest income for the three and nine months ended September 30, 2001, was $15,103 and $84,686, respectively, compared to $40,537 and $134,126 in the corresponding period in 2000. The decrease was attributable to lower cash and investment balances and fewer ALMs under sales-type leases in the three and nine months ended September 30, 2001, compared to the corresponding periods in 2000. The overall decrease was offset by an increase in interest earned on mortgage loans due to increased loan production levels for the nine months ended September 30, 2001, compared to the corresponding period in 2000.

         Interest expense. The Company incurs interest expense on its line of credit used to fund mortgage loans closed by Surety, its convertible debenture issued in late 2000, and its financing agreement that was entered into in July 2001. Interest expense for the three and nine months ended September 30, 2001, was $51,462 and $175,123, respectively, compared to $28,373 and $37,131 for the corresponding periods in 2000. The increase in interest expense for the three and nine months ended September 30, 2001, was due to increased utilization by Surety of its credit facility to fund an increase in its mortgage loan originations and interest expense incurred on the Company's convertible debenture and financing agreement, neither of which were in effect in the corresponding periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated net losses of $66,071,034 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996. Net proceeds from the Company's initial public offering were $60,088,516. In July 2001, the Company issued a $1 million note, secured by the common stock of its subsidiary, Surety Mortgage, Inc. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture.

         The Company continues to use a substantial amount of existing cash resources to fund its operations. The Company has taken certain measures to increase and preserve its cash resources. These measures include the issuance of a $1 million note in July 2001, the placement of a $1 million convertible debenture in November 2000, and a 33% reduction in its work force in March 2001. The Company believes that existing cash and internally generated funds will be sufficient to fund its operations for the remainder of 2001. However, the Company may encounter unexpected expenses, the loss of anticipated revenues and other developments that may impact the Company's ability to fund operations for the remainder of 2001. To remain viable, the Company must substantially increase its revenues, raise additional capital, or significantly reduce its operating expenses. To maintain the minimal resources necessary to support its current operations and business lines, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to increase revenues, raise additional capital, or significantly reduce its operating expenses in a manner that will allow it to continue its operations.

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

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. As of November 13, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price for a warrant to acquire 720,000 shares issued to the investor for the Company's equity line agreement from $0.8554 per share to $0.05 per share. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's timely payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share. As described above, the warrant exercise price has been reduced to $0.05 per share. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month may not be less than $50,000 or more than the lesser of $1,000,000 or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of November 13, 2001.

         Net cash used during the nine months ended September 30, 2001, to fund operations was approximately $2,222,000 compared to approximately $4,477,000 for the same period in 2000. At September 30, 2001, cash and liquid investments were $191,098, as compared to $646,198 at December 31, 2000. At September 30, 2001 working deficit was $220,409 as compared to working capital of $2,216,854 at December 31, 2000.

         Surety has established a credit facility with a maximum borrowing amount of $4,000,000. Pursuant to the terms of the credit facility, Surety may obtain advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The credit facility bears interest at the lender's prime rate plus 50 basis points and expires on December 31, 2001. Outstanding borrowings under the credit facility as of September 30, 2001 were $2,372,550.

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

PART II. OTHER INFORMATION

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) From January 1, 2001, to September 30, 2001, the Company issued 6,214,655 shares of its common stock to AMRO upon conversion of an aggregate of $302,671 of principal and accrued interest outstanding under a convertible debenture issued to AMRO in November 2000. Such securities were issued by the Company in a private placement under Section 4(2) of the Securities Act of 1933. The Company has registered such securities for resale by AMRO under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         10.1 Agreement dated as of July 26, 2001, among Affinity Technology Group, Inc., Multi Financial Services, Inc., and HomeGold, Inc.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
   ---------------------
     Joseph A. Boyle
     President, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

Date:  November 14, 2001