Form 10-K405
period 2001-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2002-04-01
CIK 1007508

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to                     .
                              ---------------    --------------------

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

                          1122 LADY STREET, SUITE 1145
                               COLUMBIA, SC 29201
                    (Address of principal executive offices)
                                   (Zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $2,941,000 as of March 14, 2002. For purposes of such calculation, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and certain of their immediate family members have been included because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         There were 40,231,355 shares of the Registrant's Common Stock outstanding as of March 14, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's proxy statement with respect to the 2002 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

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

PART I

ITEM 1.  BUSINESS

         Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. The Company's DeciSys/RT(R) loan processing system automates the processing and consummation of consumer financial services transactions. DeciSys/RT can simultaneously accept and capture consumer information through remote input devices, such as touch-screen terminals or terminals used by loan officers, and automatically interact with credit bureaus and other third parties that supply information necessary to process a consumer financial transaction.

         Due to capital constraints, the Company has suspended efforts to deploy its products and services that utilize DeciSys/RT(R), including the Affinity Automated Loan Machine (the ALM(R)), the Mortgage ALM, the e-xpert(R) Lender system, iDEAL and rtDS. With the exception of one loan processing contract that will expire in September 2002, the Company has suspended all of its loan processing operations. Currently, the Company is exploring ways to license certain of its patents.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2002. Accordingly, to remain viable the Company must raise additional capital immediately. If the Company is unable to raise additional capital soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital in a manner that would allow it to continue its operations.

         The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315). In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007).

         Both of the Company's patents covering fully automated loan processing systems are being reexamined by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. In March 2000, August 2000 and January 2001, the PTO issued preliminary office actions rejecting all previously issued claims under the Company's first patent covering fully-automated loan processing systems. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         In the second quarter of 2001 the Company issued a $1 million note to HomeGold Financial, Inc. ("HomeGold"), which was secured by the stock of its wholly-owned mortgage subsidiary, Surety Mortgage, Inc. ("Surety"). The note matured on December 31, 2001, at which time the Company tendered the stock of Surety in full satisfaction of the note and accrued interest. The Company had previously entered into a contract with HomeGold under which it processed certain mortgage loan applications originated by HomeGold. Such contract expired on December 31, 2001. The Company has suspended its mortgage loan processing operations.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond"), under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. As of December 31, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's timely payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for sale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share, which exercise price was reduced to $0.05 per share in connection with the August 2001 amendment to the AMRO debenture. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month may not be less than $50,000 or more than the lesser of $1,000,000 or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of March 31, 2002.

         On February 12, 2001, the Company's stock was delisted from the Nasdaq SmallCap Market. On February 13, 2001, shares of the Company's common stock began trading on the OTC Bulletin Board under the symbol "AFFI."

SALES AND MARKETING

         The Company does not maintain a dedicated sales staff and, due to capital constraints, believes that it is unlikely that it will implement an aggressive software sales program in the foreseeable future. To date, the Company has offered most of its loan processing products and services on the basis of an Application Service Provider ("ASP") model. Under this model the Company would license its software products and services to customers and process their transactions through the Company's operations center. The Company has suspended the sales and marketing of its products under the ASP model due to working capital and other resource constraints. The Company is considering alternative means to sell and market its software products, including the sale of software licenses.

         The Company has elected to pursue a strategy involving the licensing of certain of its patents. To date, the Company has been unable to formulate or sustain a substantive licensing program due to its limited financial resources and the adverse effect of the PTO's reexamination of two of its patents. Accordingly, the Company's patent licensing efforts will be dependent on its ability to raise additional capital and the outcome of the PTO's reexamination process.

COMPETITION

         The market for technologies that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional methods having all or some of the same features as technologies enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the Company's technologies will be competitive technologically or otherwise.

         Electronic commerce technologies in general, including the Company's products, services and patents, compete with traditional methods for processing financial transactions. The success of the Company's current efforts to license its patents will depend in part on consumer acceptance of electronic commerce and industry use of systems that are covered by the Company's patents.

TECHNOLOGY

         The Company's loan processing system (DeciSys/RT) employs a multi-tiered client/server architecture that integrates the consumer interface, application analysis function and multiple data sources together in a seamless operating environment. The DeciSys/RT architecture enables true multi-tasking, which permits an expedited loan decision. DeciSys/RT uses standard C++ code and object-oriented programming which permits the decoupling of functional development from system deployment, greatly reducing the time and cost of maintenance.

         As discussed above, due to capital constraints, the Company has suspended efforts to deploy its loan-processing products and services that use the ASP model.

INTELLECTUAL PROPERTY

         The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention. The Company is in a reexamination proceeding with the PTO on both of these loan processing patents ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). On three occasions (in March 2000, August 2000 and January 2001), the PTO has issued a preliminary office action rejecting the claims covered by one of these patents (U.S. Patent No. 5,870,721). The reexamination could result in a loss or limitation of all or some of the previously issued claims under both patents.

         In August 2000, the Company was issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No.

6,105,007). The Company also holds a patent covering the issuance of insurance products automatically through a kiosk ("Method and Apparatus for Issuing Insurance from a Kiosk", U.S. Patent No. 5,537,315) and has engaged in a reissue proceeding with the PTO to expand the scope of such patent. The reissue proceeding could result in a loss or limitation of all or some of the claims of the issued patent.

         "Affinity", "ALM" "DeciSys/RT", and "e-xpertLender" are registered trademarks of the Company and "Affinity Technologies," "iDEAL," "rtDS," and "Affinity enabled" are registered service marks of the Company.

         The Company's success and ability to compete is heavily dependent upon its ability to secure, protect and license its patents. The Company also relies on trade secret, copyright law and employee, customer and business partner confidentiality agreements to protect its intellectual property. There can be no assurance that the Company will be able to protect its intellectual property. Moreover, there can be no assurance that new technological innovations will not be developed and widely accepted by the market which will render obsolete the types of systems and methods over which the Company believes it has proprietary intellectual property rights.

RESEARCH AND DEVELOPMENT

         During 2001, 2000, and 1999, the Company spent approximately $496,000, $684,000, and $1,871,000, respectively, on research and development activities, which represented approximately 38.6%, 39.7%, and 75.5%, respectively, of 2001, 2000, and 1999 revenues from continuing operations. During 2001, the Company capitalized no software development costs. The Company has eliminated its research and development staff due to capital constraints.

EMPLOYEES

         At December 31, 2001, the Company employed approximately 7 full-time employees and 2 part-time employees, compared to 36 full-time and 1 part-time employee at December 31, 2000. In conjunction with the suspension of its mortgage processing operations, the Company reduced its workforce by 19 employees on December 31, 2001. The Company has no collective bargaining agreements.

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

         LIMITED CAPITAL RESOURCES; OPERATING LOSSES

         The Company has generated net losses of $66,593,979 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516. At December 31, 2001, cash and liquid investments were $27,720.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2002. Accordingly, to remain viable the Company must raise additional capital immediately. If the Company is unable to raise additional capital soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital in a manner that would allow it to continue its operations.

         In order to fund its operations, the Company may need to raise additional funds through the issuance of additional equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations.

         SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; FUTURE LOSSES

         To date, the Company has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 2001 of approximately $66,594,000 with net losses of approximately $15,399,000, $14,873,000, $12,095,000, $9,203,000
and $2,318,000 for the years ended December 31, 1997, 1998, 1999, 2000, and
2001, respectively. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies operating in unproven markets with unproven products and companies whose prospects are heavily dependent upon the attempt to exploit intellectual property rights. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

         DEPENDENCE ON PATENT LICENSING PROGRAM

         Due to capital constraints, the Company has suspended efforts to deploy its loan processing products and services that utilize the ASP model. The Company's business activities currently consist almost exclusively of developing a patent licensing program to license certain of its patents. The Company's prospects are heavily dependent on its ability to develop, finance and execute a sustainable patent licensing program. Even though the Company believes there are companies that may be using systems, processes and methods covered by the Company's patents, it is not known whether the market in general or such companies in particular will accept, on a wide scale, the Company's intellectual property rights. Moreover, initiating a substantive patent licensing program represents a new strategy for the Company, and the Company may not have the resources to plan, finance or execute a substantive patent licensing program, enforce its patent rights, or successfully negotiate patent licenses on terms that will generate meaningful future revenues.

         The Company is further subject to the risk that negotiations to license its patents may be lengthy and that it may be necessary for the Company to commence litigation to assert and protect its intellectual property rights. Such litigation would be costly and may not be possible unless the Company raises additional capital. Sustained patent litigation could have a material adverse effect on the Company's business, operating results and financial position.

         CHALLENGES TO PATENTS

         Two of the Company's patents (No. 5,870,721 and No. 5,940,811) have been challenged by third parties and are being reexamined by the PTO. The reexamination process has been lengthy. The Company's Patent No. 5,870,721 has been in the reexamination process for approximately three years. On three separate occasions (in March 2000, August 2000 and January 2001), the PTO has issued preliminary office actions rejecting all previously issued claims for Patent No. 5,870,721. The Company is subject to the risk that it could lose all or some of its previously issued claims or that such claims could be significantly limited as a result of the reexamination. The loss of all or some of its claims or a significant limitation of such claims could have a material adverse effect on the Company's ability to execute a successful patent licensing program. Moreover, if other parties request reexaminations or otherwise challenge the Company's patents in the future, the Company is subject to the risk that such reexamination or challenge may not be resolved to the Company's satisfaction on a timely basis, if at all. An extended future reexamination or other challenge to the Company's patents may have a material adverse effect on the Company's business, operating results and financial position. Moreover, in the event a challenge to the Company's patents results in a significant loss of some or all of its claims, the Company's only remedy may be to initiate an appeal, which would likely be a lengthy process. Due to the Company's limited capital resources, it is unlikely that the Company could successfully sustain such appeal unless it is able to raise additional capital.

Accordingly, a decision by the PTO to limit all or some of the Company's patent claims would have a material adverse effect on the Company's business, operating results and financial position.

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

         LENGTHY SALES AND LICENSING CYCLE

         The Company believes that it may experience a lengthy sales and licensing cycle in conjunction with its patent licensing program. Even though limited, the Company's experience is that the time between initial contact with a potential licensee and the execution of a final license agreement could take in excess of six months.

         RAPID TECHNOLOGICAL CHANGES

         The Company's patents are specific to the e-commerce businesses of the financial services industry and generally cover the automated establishment of loans, financial accounts and credit accounts using specific e-commerce related systems, processes and methods. The market for products and services that enable e-commerce is highly competitive, rapidly developing and subject to rapid change and technological development, shifting consumer preferences, frequent new product introductions and competition from traditional products and services having all or some of the same features as products and services which enable e-commerce. Moreover, competitors in the e-commerce market have frequently taken different strategic approaches and have launched substantially different products and services to exploit the same perceived market opportunities.

         The Company's patents cover specific systems, processes and methods to establish certain accounts associated with the financial services industry. There can be no assurance that new products will not be developed and widely accepted by the e-commerce market that will render obsolete the systems, processes and methods over which the Company believes it has intellectual property rights. Moreover, the delivery of products and services through e-commerce channels is not fully developed, and competition from traditional channels to deliver these same products and services is intense. Any wide-scale rejection of e-commerce channels by consumers will have a material adverse effect on the Company's business, operating results and financial position.

         DEPENDENCE ON THIRD PARTIES

         Patent licensing is a highly technical and specialized business, which will require the Company to rely on the services of trained and specialized professionals. Such professionals include licensing agents and attorneys. Although the Company has had discussions with certain patent licensing agents and attorneys, it currently does not have an agreement with any of such professionals. The Company believes that the success of its patent licensing program will depend on its ability to attract the services of and enter into agreements with qualified patent professionals on acceptable terms. The Company's ability to enter into such agreements will be highly dependent on the outcome of the PTO's reexamination of the Company's loan processing patents. Moreover, such professionals frequently request exclusive arrangements and charge significant contingent fees and commissions, which would reduce the revenues generated by the Company from its patent licensing program. Failure of the Company to retain qualified patent professionals on terms acceptable to the Company could have a material adverse effect on the Company's business, operating results and financial position.

         POTENTIAL FOR FLUCTUATION IN QUARTERLY RESULTS

         Since its inception, the Company's quarterly results have fluctuated and have not been susceptible to meaningful period-to-period comparisons. The Company believes that it may continue to experience significant fluctuations in its quarterly operating results in the foreseeable future. The Company anticipates that its period-to-period revenue and operating results will depend on numerous factors, including the ability of the Company to develop and implement a patent licensing program, the ability of the Company to successfully negotiate and enter into patent licensing agreements, and the timing, terms and the pricing attributes of such agreements.

         The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as an indication of future performance. The uncertainty regarding the extent and timing of revenues coupled with the risk of substantial fluctuations in its quarterly operating results have had a material adverse effect, and may continue to have a material adverse effect, on the price of the Company's Common Stock.

         DEPENDENCE ON KEY EMPLOYEES

         The Company is highly dependent on the services of its President and Chief Executive Officer, Joseph A. Boyle. The loss of services of Mr. Boyle could materially and adversely affect the Company's business, operating results and financial condition. The Company does not have an employment agreement with Mr. Boyle or "key man" insurance on his life. The loss of the services of Mr. Boyle could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company's financial condition could adversely affect the Company's ability to retain or recruit employees and executives.

         RISK OF SUBSTANTIAL DILUTION

         In November, 2000, the Company issued to AMRO International, S.A. ("AMRO") a debenture which was convertible into shares of the Company's stock at a price equal to the lesser of $1.00 or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Since the issuance of the debenture, AMRO has converted outstanding principal and accured interest under the debenture into an aggregate of 6,214,655 shares of common stock. Under an amendment to the debenture executed in August 2001, the Company has agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO has agreed not to convert the debenture into additional shares of the Company's common stock. AMRO's agreement not to convert the debenture into additional shares of our common stock is subject to timely payment of monthly installments under the debenture. As of March 31, 2002, the outstanding amounts under the debenture will be approximately $198,000.

         If AMRO became entitled to convert the debenture in the future, the debenture would be convertible into shares of common stock at a price that will be substantially less than the market price of the Company's stock at the time of conversion. In addition, the lower the price of the Company's stock at the time of conversion of the convertible debenture, the greater the number of shares that the Company will be required to issue, and the greater the dilution that the Company's existing shareholders will incur. Also, the perceived risk of dilution may cause the Company's existing shareholders and other holders to sell their shares of the Company's stock, which would contribute to a decrease in the Company's stock price. In this regard, significant downward pressure on the trading price of the Company's stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of its stock.

         The Company also has entered into other agreements under which it may sell stock at a price that may be substantially less than the market price of the Company's stock at the time of sale. The sale of stock at a price that is less than market value could have an immediate adverse effect on the market price of the Company's common stock. In addition, the Company has issued options and warrants to acquire shares of its common stock, and the Company may issue additional warrants in connection with its financing arrangements and may grant additional stock options under its stock option plan that may further dilute the Company's common stock. The exercise of such warrants and options would have a dilutive effect on the Company's common stock. Also, to the extent that persons who acquire shares under all the foregoing agreements sell those shares in the market, the price of the Company's shares may decrease due to additional shares in the market.

         VOLATILITY OF STOCK PRICE AND RISK OF LITIGATION

         The Company's common stock price has been volatile and has experienced substantial and sudden fluctuations in response to a number of events and factors. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many companies directly and indirectly involved in the high technology industry, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

         ANTI-TAKEOVER PROVISIONS

         Certain provisions of Delaware law and the Company's Certificate of Incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock. These provisions of Delaware law and the Company's Certificate of Incorporation and bylaws may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow the Company to issue preferred stock with rights senior to those of the common stock and other rights that could adversely affect the interests of holders of common stock without any further vote or action by the stockholders. The issuance of preferred stock, for example, could decrease the amount of earnings or assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the common stock, as well as having the anti-takeover effects discussed above.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 1122 Lady Street in Columbia, South Carolina. Such office space encompasses approximately 2000 square feet and is currently under lease which expires in 2003. The Company leases warehouse space located in Columbia, South Carolina, which encompasses approximately 4000 square feet and which lease expires in 2002. The Company also leases approximately 1800 square feet of space in which it maintains its data processing center. Such space is under a month-to-month lease and is located at 1201 Main Street in Columbia, South Carolina.

ITEM 3.  LEGAL PROCEEDINGS

         On March 29, 2001, Citibank, N.A. filed a lawsuit against the Company in the New York Federal Court seeking a declaratory judgment releasing Citibank, N.A. from any obligation to the Company for amounts the Company has billed to Citibank, N.A. under the Company's contract to develop a system to process automobile loans for Citibank, N.A. Citibank, N.A. ultimately transferred this contract to The Dime Savings Bank of New York. Citibank, N.A.'s lawsuit against the Company was dismissed on January 8, 2002. Citibank, N.A. has appealed the Court's decision. On July 19, 2001, the Company filed a lawsuit against Citibank, N.A. in the Federal Court in South Carolina seeking to collect certain amounts it believes it is due under the terms of the aforementioned contract. Citibank, N.A. has petitioned the court to dismiss the Company's lawsuit.

         The Company is subject to a lawsuit related to a claim filed by a plaintiff who has alleged certain rights, damages and interests incidental to the Company's formation and development. The lawsuit initially resulted in a jury verdict of $68,000 in favor of the plaintiff, and the plaintiff subsequently requested, and was granted, a new trial. The Company is appealing the grant of a new trial. The Company intends to vigorously contest such action and, in the opinion of management, the Company has meritorious defenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  NAME                       AGE              POSITION WITH THE COMPANY
Joseph A. Boyle              48               Chairman, President, Chief Executive Officer, and Chief
                                              Financial Officer

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Effective February 12, 2001, the Company's common stock was delisted from the Nasdaq Smallcap Market and began trading on the OTC Bulletin Board. The Company's common stock traded on the Nasdaq SmallCap Market from March 27, 2000, to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market under the symbol "AFFI." The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 2001 and 2000. As of March 14, 2002, there were 332 stockholders of record of the Common Stock.

                                                                             SALES PRICE PER SHARE
                                                                             ---------------------
                                                                             HIGH              LOW
                                                                             ----              ---
                               2001
                               First Quarter                                   0.41           0.06
                               Second Quarter                                  0.10           0.05
                               Third Quarter                                   0.11           0.05
                               Fourth Quarter                                  0.10           0.05
                               2000
                               First Quarter                                   4.38           0.47
                               Second Quarter                                  2.16           0.75
                               Third Quarter                                   1.31           0.63
                               Fourth Quarter                                  0.66           0.09

                  The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         (b)      Not applicable.

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

                                                                   Year ended
                                                                   December 31,
                                         2001           2000           1999          1998           1997
                                     ------------   ------------   ------------   ------------   ------------
Statements of Operations Data:
Revenues                             $  1,285,944   $  1,723,075   $  2,477,877   $  2,202,602   $  4,146,899
Costs and expenses:
Cost of revenues                           63,751        344,931      2,068,229      1,451,927      2,125,646
Research and development                  496,441        683,600      1,870,509      2,559,600      3,526,257
Impairment loss                           448,945      2,608,773             --             --             --
Selling, general and
   administrative expenses              3,847,807      6,791,767     10,548,539     13,842,344     15,892,560
                                     ------------   ------------   ------------   ------------   ------------
Total costs and expenses                4,856,944     10,429,071     14,487,277     17,853,871     21,544,463
                                     ------------   ------------   ------------   ------------   ------------
Operating loss                         (3,571,000)    (8,705,996)   (12,009,400)   (15,651,269)   (17,397,564)
Interest income                            10,101         64,155        305,362      1,010,213      2,033,571
Interest expense                         (115,557)       (26,277)            --        (10,923)       (35,359)
                                     ------------   ------------   ------------   ------------   ------------
Loss from continuing
   operations                          (3,676,456)    (8,668,118)   (11,704,038)   (14,651,979)   (15,399,352)
Income (loss) from operations
   of discontinued subsidiary             467,188       (534,978)      (390,598)      (221,022)            --
Gain on disposal of subsidiary            891,569             --             --             --             --
                                     ------------   ------------   ------------   ------------   ------------
Net loss                             $ (2,317,699)  $ (9,203,096)  $(12,094,636)  $(14,873,001)  $(15,399,352)
                                     ============   ============   ============   ============   ============
Loss per share - basic and diluted:
   Continuing operations             $      (0.10)  $      (0.29)  $      (0.39)  $      (0.49)  $      (0.54)
                                     ============   ============   ============   ============   ============
   Net loss per share                $      (0.06)  $      (0.30)  $      (0.41)  $      (0.50)  $      (0.54)
                                     ============   ============   ============   ============   ============
Shares used in computing
   net loss per share                  38,004,089     30,242,054     29,738,459     29,755,034     28,477,880
                                     ============   ============   ============   ============   ============

                                                                           December 31,
                                                2001            2000           1999            1998               1997
                                             ---------        ---------     -----------      ---------------- ----------
BALANCE SHEET DATA:
Cash and cash equivalents                    $  27,720        $ 646,198     $ 2,116,016      $ 2,026,932      $4,470,185
Short-term investments                               -                -       1,474,949        8,068,310      19,135,415
Working capital                                117,477        2,216,854       4,637,238       13,543,782      28,599,560
Net investment in sales-type
   leases, less current portion                      -                -         249,830          574,347       1,328,741
Total assets                                   927,657        5,638,453      13,129,528       24,196,875      42,209,570
Convertible debenture                          225,090(1)       951,456               -                -               -
Capital stock of subsidiary held
   by minority investor                              -           22,668               -                -               -
Stockholders' equity                           343,438        2,326,314      10,670,980       22,556,201      39,230,570

-----------------------------
(1) Amounts outstanding under the convertible debenture as of December 31, 2001, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2001, set forth above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Due to capital constraints, the Company has suspended efforts to deploy products and services that use its loan processing system, DeciSys/RT, in order to focus its efforts exclusively on licensing its patents.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2002. Accordingly, to remain viable the Company must raise additional capital immediately. If the Company is unable to raise additional capital soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital in a manner that would allow it to continue its operations.

RESULTS OF OPERATIONS

         REVENUES. The Company's revenues from continuing operations were $1,285,944, $1,723,075, $2,477,877 for the years ended December 31, 2001, 2000, and 1999, respectively. The types of revenue recognized by the Company in the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                 Years ended December 31,
                                           2001                             2000                        1999
                               ---------------------------     --------------------------    --------------------------
                                                    % of                           % of                          % of
                                   Amount           Total         Amount           Total         Amount          Total
                               --------------      -------     -------------     --------    --------------    --------
Transaction fees               $      265,666         20.7     $     544,168         31.6         $ 538,073        21.7
Sales and rental fees                       -            -             3,000          0.2            48,962         2.0
Professional services fees            249,871         19.4           319,503         18.5           850,497        34.3
Patent license revenue                 20,000          1.6           510,000         29.6           645,000        26.0
Other income                          750,407         58.3           346,404         20.1           395,345        16.0
                               --------------      -------     -------------     --------    --------------    --------
                               $    1,285,944        100.0     $   1,723,075        100.0       $ 2,477,877       100.0
                               ==============      =======     =============     ========    ==============    ========

         Transaction fees. The decrease in transaction fees in 2001 compared to 2000 is attributable to the discontinuance of the use of the Company's indirect automobile loan processing system ("iDEAL") by its only iDEAL customer in early 2001. Such customer significantly curtailed its operations in late 2000 and completely exited the market in early 2001. During 2001, the Company provided transaction processing services to one customer that uses the Company's e-xpertLender system under a contract which will expire in September 2002. The slight increase in transaction fees in 2000 compared to 1999 is attributable to an increase in the volume of automobile loans processed through the Company's iDEAL system in 2000 compared to 1999.

         Sales and rental fees. The Company recognized no revenues associated with the sales and rentals of its Automated Loan Machines ("ALMs") in 2001. During 2000, all remaining ALM operating leases expired, and the Company recognized $3,000 of rental payments associated with its final lease. Sales and rental revenue in 1999 consisted primarily of rental fees associated with several ALMs which were deployed under operating lease agreements and miscellaneous non-recurring sales of hardware to one customer to support the Company's e-xpertLender system.

         Professional services fees. When the Company agrees to provide professional services to customize its core technology to conform to a specific customer request, the Company generally enters into a contract with the customer for the performance of these services which typically defines deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the specific deliverables by the customer, the Company recognizes the corresponding revenue as professional services revenue. Because the Company has suspended efforts to deploy its loan processing systems, it does not anticipate that it will earn professional service fees any time in the foreseeable future. In 2001 the Company recognized $249,871 of professional services fees, which were primarily associated with services rendered under one contract. Most of the services were performed during 2000 and the associated revenue was deferred until 2001 and recognized upon termination of the contract. In 2000 the Company recognized $309,503 of professional services revenue associated with final enhancements to its e-xpertLender system for one customer. In 1999, the Company recognized $850,497 of professional services fees, and 64% and 36% of such professional services fees were associated with the customization of the Company's e-xpertLender and iDEAL systems, respectively. This customization was performed during the year to meet the specific requirements of two of the Company's customers.

         Patent license revenue. The Company was granted two patents in 1999 covering automated loan processing and one patent in 2000 covering the automated establishment of financial accounts. Both of the Company's loan processing patents are being reexamined by the U. S. Patent and Trademark Office ("PTO"). The PTO's reexamination and capital constraints have adversely affected the Company's ability to sustain an effective patent licensing program to date. In 2001 the Company recognized patent licensing revenue associated with the annual fee from one patent license agreement entered in 1999. Patent license revenue in 2000 related to the granting of five patent license agreements, of which three licenses were granted under a sub-licensing agreement with one customer. The sub-licensing agreement was terminated in January 2001. In addition, 91% of the Company's 2000 patent license revenue was associated with the sub-licensing arrangement. Patent license revenue in 1999 related to the granting of three patent license agreements, of which two, representing 93% of the Company's 1999 patent license revenue, were associated with one customer.

         Other income. Other income consists primarily of non-recurring miscellaneous income items and certain insignificant recurring income items such as fees charged for the routine maintenance of the systems the Company has sold. The increase in other income in 2001 compared to 2000 is primarily attributable to the settlement of a lawsuit in the first quarter of 2001. The overall increase was offset by a reduction in other miscellaneous income items due to the suspension of efforts to deploy the Company's loan processing systems. Other income recognized in 2000 was comparable with 1999.

COSTS AND EXPENSES

         COSTS OF REVENUES. Costs of revenues from continuing operations for the years ended December 31, 2001, 2000, and 1999 were $63,751, $344,931, and
$2,068,229, respectively. Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the three years ended December 31, 2001, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the services offered by the Company and due to different pricing structures offered to certain customers.

         Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                  Year ended December 31,
                                             2001                          2000                            1999
                                  --------------------------    --------------------------     --------------------------------
                                                      % of                           % of                             % of
                                      Amount          Total         Amount          Total          Amount             Total
                                  --------------     -------    --------------     -------     --------------     -------------
Transaction fees                  $       41,862        65.7    $      108,193        31.4     $      209,424              10.1
Sales and rental fees                      4,485         7.0            52,240        15.1            445,581              21.5
Professional services fees                15,404        24.2           133,498        38.7            573,381              27.7
Patent license revenue                     2,000         3.1            51,000        14.8             64,500               3.2
Contract loss provision                        -           -                 -           -            775,343              37.5
                                  --------------    --------    --------------     -------     --------------     -------------
                                  $       63,751       100.0    $      344,931       100.0     $    2,068,229             100.0
                                  ==============    ========    ==============     =======     ==============     =============

         Costs of transaction fees. The cost of transaction fees consists primarily of the direct costs incurred by the Company to process loan applications through its systems. Such direct costs are associated with services provided by third parties and includes the cost of credit reports, fraud reports and communications networks used by the Company. The decrease in the costs of transaction fees in 2001 compared to 2000 is due to the termination of the Company's only iDEAL contract in early 2001. The decrease in the costs of transaction fees in 2000 compared to 1999 is primarily due to the implementation of contractual provisions whereby certain of the Company's customers assumed the responsibility for paying the direct costs associated with loan transactions processed on their behalf by the Company.

         Costs of sales and rental fees. Costs of sales and rental fees are related to the cost of ALM hardware components associated with ALMs deployed under sales-type leases, maintenance of installed ALMs, amortization associated with capitalized ALMs and related systems development costs, and depreciation associated with ALMs deployed under operating leases. The Company recognized no sales and rental revenue in 2001; however, the Company recognized certain costs, primarily maintenance, associated with certain ALMs deployed under sales-type leases. All such ALM contracts expired in 2001. Costs of sales and rental fees decreased in 2000 compared to 1999 as a result of the expiration of the Company's last ALM operating lease. In 2000, costs of sales and rental fees consisted of depreciation and other costs incidental to the removal of remaining ALMs under operating leases and maintenance associated with remaining ALMs originally deployed under sales-type lease arrangements

         Costs of professional services fees. The costs of professional services fees consist of the costs of the direct labor and the allocation of certain indirect costs associated with performing software and system customization services for customers. The costs of providing professional services will vary depending upon the nature of professional services rendered, the level of developers assigned to specific projects and the duration of the project. Accordingly, the margins recognized by the Company may vary significantly depending upon the nature of the project. The costs of providing professional services decreased in 2001 compared to 2000 and in 2000 compared to 1999 as a result of the continued decrease in the level of projects requiring professional services during the last three-year period.

         Costs of patent license revenue. Costs of patent license revenue recognized in 2001, 2000 and 1999 consist of commissions paid to the Company's patent licensing agent and are associated with such agent's commissions for patent licenses granted by the Company. The Company commenced its patent licensing program in 1999.

         Contract loss provision. The Company periodically enters into long-term development contracts to design, develop and install loan processing systems for its customers. In conjunction with such contracts the Company periodically evaluates whether costs incurred and estimated future costs exceed estimated revenues under the contract. To the extent such costs exceed contracted revenues, the Company records a charge to costs of revenues. In 1999, the Company recorded contract loss provisions of $775,343.

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

         Research and development expenses for the year ended December 31, 2001, were $496,441, compared to $683,600 and $1,870,509 for 2000 and 1999, respectively. The decrease in research and development expense in 2001 compared to 2000 and in 2000 compared to 1999 is due to a decrease in the number of employees involved in development activities due to the continued reduction in the Company's research and development activities over the past three years.

         The Company capitalized no costs associated with software development in 2001 and 2000. During 1999, the Company capitalized approximately $138,000 of software development costs related primarily to the development of certain financial service applications processed using DeciSys/RT. When a product is available for general release to customers, capitalization of such costs is discontinued and amounts capitalized are generally amortized over a 48 month period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses related to continuing operations for the year ended December 31, 2001, were $3,847,807, compared to $6,791,767 and $10,548,539 for the years ended December 31, 2000 and 1999, respectively.

         SG&A expenses during 2001 consisted primarily of personnel expense of approximately $787,000; professional fees of approximately $470,000; depreciation and amortization expense of approximately $570,000; and rent expense of approximately $312,000.

         SG&A expenses during 2000 consisted primarily of personnel expense of approximately $1,649,000; professional fees of approximately $754,000; depreciation and amortization expense of approximately $1,621,000; rent expense of approximately $476,000; and writedown of deferred software development costs of approximately $518,000.

         SG&A expenses during 1999 consisted primarily of personnel expense of approximately $3,932,000; professional fees of approximately $941,000; depreciation and amortization expense of approximately $1,659,000; rent expense of approximately $866,000; provision for excess rental capacity of approximately $449,000; writedown of deferred software development costs of approximately $370,000; and travel costs of approximately $237,000.

         The decrease in SG&A in 2001 compared to 2000 and 2000 compared to 1999 is due the continued reduction of the Company's workforce over the past three years. SG&A expenses were lower in all material categories in 2001 compared to 2000 and in 2000 compared to 1999.

         IMPAIRMENT LOSS. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill. In accordance with its evaluation, the Company recorded an impairment loss of $448,945 and $2,608,773 in 2001 and 2000, respectively. In 2001, the impairment loss was primarily associated with goodwill the Company had previously recorded in conjunction with the acquisition of an insurance business which included rights to a patent. In 2001 the Company was unsuccessful in obtaining expanded rights associated with the insurance patent and accordingly wrote off all amounts previously recorded as goodwill. The impairment loss in 2000 was primarily attributable to certain assets used or associated with its software and consumer loan processing business, which the Company has significantly curtailed. Impairment losses included charges taken by the Company to reduce the carrying value of property and equipment and goodwill. The Company did not record any impairment losses in 1999.

INTEREST INCOME

         Interest income associated with continuing operations was $10,101, $64,155, and $305,362 during 2001, 2000, and 1999, respectively, and primarily reflects interest income attributable to short-term investments and the amortization of deferred interest income attributable to ALM sales-type leases. The decrease in interest income in 2001 compared to 2000 and 2000 compared to 1999 is attributable to the continued decrease in average cash and cash equivalents and investment balances and ALMs deployed under sales-type leases.

INTEREST EXPENSE

         Interest expense associated with continuing operations was $115,557 in 2001, compared to $26,277 in 2000. Interest expense is primarily associated with the issuance of a $1 million convertible debenture in November 2000 and the issuance of a $1 million note in July 2001. The Company incurred no interest expense in 1999.

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED SUBSIDIARY AND GAIN ON DISPOSAL OF SUBSIDIARY

         In July 2001 the Company issued a $1 million note to HomeGold, which note was collateralized by the stock of Surety, the Company's wholly-owned mortgage banking subsidiary. On December 31, 2001, the Company tendered the stock of Surety to HomeGold in full satisfaction of the $1 million note and accrued interest of $25,511. The Company accounted for the transaction as the disposal of a segment of a business and has reported the operations of Surety as a separate component of loss for 2001, 2000, and 1999. Similarly, the gain of $891,569 which the Company recognized is also reported as a separate component of loss in 2001.

         The components of Surety's operations for 2001, 2000 and 1999 are as follows:

                                                               Year ended December 31,
                                                     2001                 2000               1999
                                                  -----------         -----------         ----------
                  Mortgage revenue                $ 2,851,720         $   432,438         $ 397,024

                  Costs of revenue                  1,008,266             212,397           194,239
                  S G & A                           1,378,366             812,711           659,771
                                                  -----------         -----------         ---------
                  Total costs and expenses          2,386,632           1,025,108           854,010
                                                  -----------         -----------         ---------
                                                      465,088            (592,670)         (456,986)
                  Net interest income                   2,100              57,692            66,388
                                                  -----------         -----------         ---------
                  Net income (loss)               $   467,188         $  (534,978)        $(390,598)
                                                  ===========         ===========         =========

         Surety was formed to deploy and test the Company's automated mortgage loan application system ("Mortgage ALM"), and engaged in mortgage brokerage activities which involved originating, processing and selling mortgage loans to outside investors. Surety originated and processed mortgage loans directly with consumers or on behalf of correspondents, and immediately sold such loans to institutions that sponsor the loan programs offered by Surety. Surety only offered loans that would be acquired by such institutions under such programs. Upon making the loan commitment to the borrower, Surety immediately received a commitment from an institution to acquire the loan upon closing. Mortgage revenue included gains on sales of mortgage loans to institutions, loan fees received for originating and processing the loan and fees charged to third parties for processing services pursuant to certain contracts Surety entered during 2000 and 2001. Loan origination fees and all other direct costs associated with originating loans were recognized at the time the loans were sold.

         Surety's mortgage revenues and costs and expenses increased in 2001 compared to 2000 as a result of a one-year processing contract that was entered into in December 2000, which required the Company to expand Surety's employee base. As a result of the processing contract, Surety recognized mortgage revenues of approximately $1,842,000 in 2001. The contract expired on December 31, 2001. Surety's mortgage revenues and costs and expenses increased in 2000 compared to 1999 as a result of the deployment of additional Mortgage ALMs which resulted in higher levels of mortgage loan applications processed.

INCOME TAXES

         The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 2001, 2000, and 1999, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated net losses of $66,593,979 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture. In 2001 the Company issued a $1 million note to HomeGold, and on December 31, 2001, the Company tendered the stock of Surety in full satisfaction of outstanding principal and accrued interest under the note.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2002. Accordingly, to remain viable the Company must raise additional capital immediately. If the Company is unable to raise additional capital soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital in a manner that would allow it to continue its operations.

         In the second quarter of 2001, the Company issued a $1 million note to HomeGold Financial, Inc., which was secured by the stock of its wholly-owned mortgage subsidiary, Surety Mortgage, Inc. The note matured on December 31, 2001, at which time the Company tendered the stock of Surety in full satisfaction of outstanding principal and accrued interest under the note. The Company had previously entered into a contract with HomeGold under which it processed certain mortgage loan applications originated by HomeGold. Such contract expired on December 31, 2001.

         In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond") under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was originally $0.3542 per share. As of December 31, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock. The outstanding principal and interest under the debenture as of December 31, 2001, was $240,365.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's timely payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets.

         On September 26, 2000, the Company entered into a common stock purchase agreement with another accredited investor. Under the agreement, the Company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company would not be permitted to sell any shares until it has registered such shares for sale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at $0.8554 per share, which exercise price was reduced to $0.05 per share in connection with the August 2001 amendment to the AMRO debenture. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrant would be exercisable at the average purchase price paid by the investor for such shares. The amount of capital the Company may raise under the common stock purchase agreement during any month may not be less than $50,000 or more than the lesser of $1,000,000 or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. Based on these limitations, the Company would not be able to sell any shares of its stock under the equity line agreement as of March 31, 2002.

         During June 1998, Surety entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety obtained advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement are secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The interest rate of the credit facility was at the lender's prime rate plus 50 basis points. The credit facility was eliminated at the time the Company tendered its stock in Surety to HomeGold to repay amounts outstanding under the HomeGold note. Outstanding borrowings under the Loan Warehousing Agreement at December 31, 2000 were $922,545 bearing an interest rate of 10%. There were no outstanding borrowings under the Loan Warehousing Agreement as of December 31, 1999.

         Net cash used during the year ended December 31, 2001, to fund operations was approximately $2,062,000, compared to approximately $5,291,000 and $6,101,000 for 2000 and 1999, respectively. During 2001, proceeds from the offering and other sources of cash were used to fund current research and development of approximately $496,000. During 2000, proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $684,000, and capital expenditures of approximately $342,000. During 1999, proceeds from the offering and other sources of cash were used to fund current period operations, research and development of approximately $1,871,000, software development of approximately $138,000 and capital expenditures of approximately $195,000. At December 31, 2001, 2000, and 1999, cash and liquid investments were $27,720, $646,198, and $3,590,965, respectively, and working capital was $117,477, $2,216,854, and $4,637,238, respectively.

         ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on the Company's mortgage brokerage business, which were suspended on December 31, 2001. The Company does not believe that its mortgage brokerage business exposed it to significant market risk for changes in interest rates.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The report of independent auditors and consolidated financial statements are set forth below (see item 14(a) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

         We have audited the accompanying consolidated balance sheet of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company"), as of December 31, 2001, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. The Company's audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2000 and 1999, were audited by other auditors, whose report dated March 30, 2001, on these statements included an explanatory paragraph that described the Company's recurring losses and accumulated deficit, which raised substantial doubt about the Company's ability to continue as a going concern.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ SCOTT McELVEEN LLP

Columbia, South Carolina
March 27, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

         We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. The Company's audits also included the financial statement schedule listed in the Index at Item 14(a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Technology Group, Inc. and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



                                    /s/ ERNST & YOUNG LLP

Greenville, South Carolina
March 30, 2001

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                   2001             2000
                                                                                 --------        ----------
         ASSETS
         Current assets:
           Cash and cash equivalents                                             $ 27,720        $  646,198
           Receivables, less allowance for doubtful accounts of
             $10,601 and $9,467 at December 31, 2001 and 2000,
             respectively                                                         459,107         1,830,491
           Net investment in sales-type leases - current                               --           157,139
           Inventories                                                            100,379           977,274
           Other current assets                                                   114,490           388,961
                                                                                 --------        ----------
         Total current assets                                                     701,696         4,000,063
         Property and equipment, net                                              182,918           862,813
         Software development costs, less accumulated
           amortization of $670,858 and $411,793 at December
           31, 2001 and 2000, respectively                                         40,114           299,179
         Other assets                                                               2,929           476,398
                                                                                 --------        ----------
         Total assets                                                            $927,657        $5,638,453
                                                                                 ========        ==========

                                                                                       DECEMBER 31,
                                                                                  2001              2000
                                                                               ------------     ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                                    $    139,758     $    252,040
           Accrued expenses                                                         126,272          414,717
           Accrued compensation and related benefits                                 93,099          151,800
           Notes payable                                                                 --          922,545
           Convertible debenture                                                    225,090               --
           Current portion of deferred revenue - third parties                           --           42,107
                                                                               ------------     ------------
         Total current liabilities                                                  584,219        1,783,209
         Convertible debenture                                                           --          951,456
         Deferred revenue                                                                --          554,806
         Capital stock of subsidiary held by minority investor                           --           22,668
         Commitments and contingent liabilities
         Stockholders' equity:
           Common stock, par value $0.0001; authorized 60,000,000
              shares, issued 42,399,363 shares in 2001 and 32,713,368
              shares in 2000                                                          4,240            3,271
           Additional paid-in capital                                            70,386,464       70,084,414
           Common stock warrants                                                     52,000           52,000
           Deferred compensation                                                         --          (31,804)
           Treasury stock, at cost (2,168,008 shares at
              December 31, 2001 and 2000)                                        (3,505,287)      (3,505,287)
           Accumulated deficit                                                  (66,593,979)     (64,276,280)
                                                                               ------------     ------------
         Total stockholders' equity                                                 343,438        2,326,314
                                                                               ------------     ------------
         Total liabilities and stockholders' equity                            $    927,657     $  5,638,453
                                                                               ============     ============

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                            2001              2000              1999
                                                        ------------      ------------      ------------
Revenues:
   Transactions                                         $    265,666      $    544,168      $    538,073
   Sales and rental                                               --             3,000            48,962
   Professional services                                     249,871           319,503           850,497
   Patent license revenue                                     20,000           510,000           645,000
   Other income                                              750,407           346,404           395,345
                                                        ------------      ------------      ------------
                                                           1,285,944         1,723,075         2,477,877
                                                        ------------      ------------      ------------
Costs and expenses:
   Cost of revenues                                           63,751           344,931         2,068,229
   Research and development                                  496,441           683,600         1,870,509
   Selling, general and administrative expenses            3,847,807         6,791,767        10,548,539
   Impairment loss                                           448,945         2,608,773                --
                                                        ------------      ------------      ------------
                                                           4,856,944        10,429,071        14,487,277
                                                        ------------      ------------      ------------
Operating loss from continuing operations                 (3,571,000)       (8,705,996)      (12,009,400)
Interest income                                               10,101            64,155           305,362
Interest expense                                            (115,557)          (26,277)               --
                                                        ------------      ------------      ------------
Loss from continuing operations                         $ (3,676,456)     $ (8,668,118)     $(11,704,038)
Income (loss) from operations of discontinued
subsidiary                                                   467,188          (534,978)         (390,598)
Gain on disposal of subsidiary                               891,569                --                --
                                                        ------------      ------------      ------------
Net loss                                                $ (2,317,699)     $ (9,203,096)     $(12,094,636)
                                                        ============      ============      ============
Loss per share - basic and diluted:
Continuing operations                                   $      (0.10)     $      (0.29)     $      (0.39)
                                                        ============      ============      ============
Net loss per share                                      $      (0.06)     $      (0.30)     $      (0.41)
                                                        ============      ============      ============
Shares used in computing net loss per share               38,004,089        30,242,054        29,738,459
                                                        ============      ============      ============

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     ADDITIONAL  COMMON                                                  TOTAL
                                           COMMON     PAID-IN    STOCK       DEFERRED       TREASURY    ACCUMULATED   STOCKHOLDERS'
                                           STOCK      CAPITAL    WARRANTS  COMPENSATION      STOCK        DEFICIT        EQUITY
                                           -------  -----------  --------  ------------   -----------  -------------  -------------
Balance at December 31, 1998                $3,157  $69,392,545  $    --    $(489,656)    $(3,371,297)  $(42,978,548)  $22,556,201
Exercise of stock options                       39      173,209       --           --        (119,522)            --        53,726
Forfeiture of stock options                     --     (170,800)      --      170,800              --             --            --
Amortization of deferred
compensation                                    --           --       --      155,689              --             --       155,689
Net loss                                        --           --       --           --              --    (12,094,636)  (12,094,636)
                                            ------  -----------  -------    ---------     -----------   ------------   -----------

Balance at December 31, 1999                 3,196   69,394,954       --     (163,167)     (3,490,819)   (55,073,184)   10,670,980
Exercise of stock options                       23      189,733                    --         (14,468)            --       175,288
Forfeiture of stock options                     --      (28,980)      --       28,980              --             --            --
Amortization of deferred compensation           --           --       --      102,383              --             --       102,383
Issuance of common stock in private
placement                                       48      499,952       --           --              --             --       500,000
Issuance  of common  stock as finder's fee       4       28,755       --           --              --             --        28,759
Issuance of common stock warrants               --           --   52,000           --              --             --        52,000
Net loss                                        --           --                    --              --     (9,203,096)   (9,203,096)
                                            ------  -----------  -------    ---------     -----------   ------------   -----------

Balance at December 31, 2000                 3,271   70,084,414   52,000      (31,804)     (3,505,287)   (64,276,280)    2,326,314
Exercise of warrant                            347           --       --           --              --             --           347
Debenture conversion to common stock           622      302,050       --           --              --             --       302,672
Amortization of deferred compensation           --           --       --       31,804              --             --        31,804
Net loss                                        --           --       --           --              --     (2,317,699)   (2,317,699)
                                            ------  -----------  -------    ---------     -----------   ------------   -----------
Balance at December 31, 2001                $4,240  $70,386,464  $52,000    $      --     $(3,505,287)  $(66,593,979)  $   343,438
                                            ======  ===========  =======    =========     ===========   ============   ===========

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                   2001              2000              1999
                                                               ------------      ------------      ------------
OPERATING ACTIVITIES
Net loss                                                       $ (2,317,699)     $ (9,203,096)     $(12,094,636)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                   841,258         1,921,528         2,449,521
    Amortization of deferred compensation                            31,804           102,383           155,689
    Gain on disposal of subsidiary                                 (891,569)               --                --
    Impairment loss                                                 448,945         2,608,773                --
    Writedown of software development costs                              --           517,903           369,787
    Provision for doubtful accounts                                  22,909            60,000            60,000
    Inventory valuation allowance                                   865,000           120,000           694,940
    Contract loss provision                                              --                --           775,343
    Deferred revenue                                               (568,942)          (97,603)          128,077
    Other                                                           114,254            21,926            24,837
    Changes in current assets and liabilities:
       Accounts receivable                                         (668,569)       (1,176,847)          (45,645)
       Net investment in sales-type leases                          157,139           417,176           534,425
       Inventories                                                   11,895           127,258            71,051
       Other assets                                                 179,429           234,981           (55,395)
       Accounts payable                                             (16,898)           36,143            31,278
       Accrued expenses                                            (248,184)         (338,050)          400,297
       Accrued compensation and related benefits                    (22,705)         (643,568)          399,702
                                                               ------------      ------------      ------------
Net cash used in operating activities                            (2,061,933)       (5,291,093)       (6,100,729)
INVESTING ACTIVITIES
Purchases of property and equipment                                (129,351)         (342,403)         (194,726)
Proceeds from sale of property and equipment                         14,781            65,895            16,872
Software development costs                                               --                --          (137,940)
Purchases of short-term investments                                      --                --        (2,474,949)
Sales of short-term investments                                          --         1,474,949         9,068,310
                                                               ------------      ------------      ------------
Net cash (used in) provided by investing activities                (114,570)        1,198,441         6,277,567
FINANCING ACTIVITIES
Proceeds from convertible debenture                                      --         1,000,000                --
Proceeds from notes payable to third parties                     28,241,861        11,531,712                --
Payments on notes payable to third parties                      (26,684,183)      (10,609,166)         (141,480)
Proceeds from sale of common stock                                       --           500,000                --
Proceeds from sale of minority interest in subsidiary                    --            25,000                --
Exercise of options                                                      --           175,288            53,726
Exercise of warrants                                                    347                --                --
                                                               ------------      ------------      ------------
Net cash provided by (used in) financing activities               1,558,025         2,622,834           (87,754)
                                                               ------------      ------------      ------------
Net (decrease) increase in cash                                    (618,478)       (1,469,818)           89,084
Cash and cash equivalents at beginning of year                      646,198         2,116,016         2,026,932
                                                               ------------      ------------      ------------
Cash and cash equivalents at end of year                       $     27,720      $    646,198      $  2,116,016
                                                               ============      ============      ============

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.       GOING CONCERN

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through the second quarter of 2002. Accordingly, to remain viable the Company must raise additional capital immediately. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital in a manner that would allow it to continue its operations.

         The Company is evaluating alternatives to secure sufficient additional working capital to continue its business activities through 2002 and beyond. Such alternatives include the placement of additional debt and/or equity securities and the possible sale of certain assets.

         There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. However, management believes that any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts of liabilities would not be material to the Company's financial position.

2.       THE COMPANY

         The Company was incorporated on January 12, 1994. Since its formation the Company concentrated its product development efforts primarily on a "closed loop" electronic commerce system that utilizes its proprietary Decisys/RT technology and enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale. This technology is designed to enable financial institutions to open new distribution channels for their products and services, thereby increasing assets and revenues and broadening customer relationships while reducing their operating and infrastructure costs.

         Through its wholly owned subsidiary, Surety Mortgage, Inc., ("Surety") the Company deployed its Mortgage ALM product in locations where consumers are likely to apply for a mortgage loan. Surety deployed Mortgage ALMs, processed mortgage loan applications obtained through its Mortgage ALM network and processed mortgage loan applications under contracts with third parties.

         The Company owns certain patents generally covering the automated establishment of loans and other financial accounts. The Company has suspended its development and marketing efforts related to its "closed loop" electronic commerce technologies and has suspended its mortgage banking business. The principal future activities of the Company will involve the development of a patent licensing program.

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

INVESTMENTS

         The Company classifies its investments as held to maturity or available for sale. At December 31, 2001 and 2000 the Company had no investments. All mortgage loans originated and processed by Surety were sold to permanent investors. The Company had no unrealized holding gains or losses associated with investments classified as available for sale during the years ended December 31, 2001, 2000, and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, net investment in sales-type leases, accounts payable and notes payable approximate their fair values. Fair values of investments are based on quoted market prices.

INVENTORIES

         Inventories at December 31, 2001 and 2000 are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

OTHER CURRENT ASSETS

         At December 31, 2001, other current assets consisted of prepaid expenses of $114,490. Other current assets at December 31, 2000 consisted of deferred contract costs of $176,083 and prepaid expenses of $212,878.


PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) was approximately $676,000, $1,620,000, and $1,807,000 during 2001, 2000, and 1999, respectively.

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

         Amortization of capitalized software development was approximately $259,000, $382,000, and $342,000 during 2001, 2000, and 1999, respectively.

VALUATION OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In the event of such, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. In 2001 and 2000, the Company recorded certain impairment charges related to certain of its long-lived assets. In 2001, the Company recorded impairment charges of approximately $449,000, $399,000 of which is related to goodwill. Impairment charges recorded by the Company in 2000 were approximately: property and equipment, $1,103,000; goodwill, $1,453,000 (see "Intangible Assets" below); and other non-current assets of $53,000.

INTANGIBLE ASSETS

         Intangible assets arising from the excess of cost over acquired assets are amortized by the straight-line method over their estimated useful life of ten years. Intangible assets, primarily goodwill, consisted of approximately $1,470,000 which was recorded in conjunction with the acquisition of Buy America, Inc. and Project Freedom, Inc. (see Note 10), and approximately $1,400,000 which was recorded in conjunction with the exchange of APC common stock for the Company's common stock. See "Minority Investor" below. Accumulated amortization associated with these intangible assets approximated $528,000 and $661,000 at December 31, 2000 and 1999, respectively. In accordance with its evaluation of its long-lived assets, the Company recorded an impairment charge related to goodwill in the amount of $399,000 and $1,453,000 in 2001 and 2000, respectively. Such charges eliminated the recorded balance of goodwill associated with the exchange of APC common stock for the Company's common stock in 2000 and eliminated the unamortized balance of goodwill associated with the acquisition of Buy America and Project Freedom in 2001.

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

SOFTWARE REVENUE RECOGNITION

         The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during 2001, 2000 or 1999 associated with contracts subject to SOP 97-2 guidance.

REVENUE RECOGNITION

Transaction fees - Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees revenue represented approximately 20.7%, 31.6%, and 21.7% of total revenue from continuing operations during 2001, 2000, and 1999, respectively.

Mortgage processing services - Surety engaged in mortgage brokerage activities, which generally involves originating, processing, and selling mortgage loan products to outside investors. Surety originated and/or processed mortgage loans directly with consumers or on behalf of correspondents and immediately sold such loans to investors that sponsor the loan programs offered by Surety. Surety only offered loans that would be acquired by the investors under such programs. Upon making the loan commitment to the borrower, Surety immediately received a commitment from an investor to acquire the loan upon closing. Loan origination fees include gains on sales of mortgage loans to investors and loan origination fees received for originating and processing the loan. Loan origination fees and all direct costs associated with originating loans are recognized at the time the loans are sold. On December 31, 2001, the Company tendered the stock of Surety in full satisfaction of a $1 million note and accrued interest (see Note
13).

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

COST OF REVENUES

         Cost of revenues consists of costs associated with initial set-up, transaction fees, sales and rental revenues, professional services and mortgage processing services. Additionally, contract loss provisions are charged to cost of revenues. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. The Company did not deploy any ALMs during 2001, 2000 and 1999. No costs were incurred in 2001, 2000, and 1999 in association with initial set-up revenue recognized. Costs associated with transaction fees include the direct costs incurred by the Company related to transactions it processes for its customers. Costs of transaction fees approximated $42,000, $108,000, and $209,000 in 2001, 2000, and 1999, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled approximately $5,000, $52,000, and $446,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct and allocation of indirect costs associated with professional services totaled approximately $15,000, $133,000, and $573,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Costs of patent license revenues consist of commissions paid by the Company to its previous patent licensing agent and totaled $2,000, $51,000 and $64,500 for the years ended December 31, 2001, 2000 and 1999, respectively. In 1999 the Company recorded contract loss provisions of approximately $775,000.

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

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The pro forma effect on net income and earnings per share were not material for the years-ended December 31, 2001, 2000, and 1999. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

ADVERTISING EXPENSE

         The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $8,000, $33,000, and $77,000 during 2001, 2000, and 1999, respectively.

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

RECLASSIFICATION

         Certain amounts in 1999 and 2000 have been reclassified to conform to 2001 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

4.       SALES-TYPE AND OPERATING LEASES

         The components of the net investment in sales-type leases are as follows:

                                                                         DECEMBER 31,
                                                                             2000
                                                                         ------------
  Total minimum lease payments receivable                                 $ 162,972
  Less unearned interest income                                              (5,833)
                                                                          ---------
  Net investment in sales-type leases                                     $ 157,139
                                                                          =========
  Net investment in sales-type leases is classified as:
     Current                                                              $ 157,139
     Non-current                                                                 --
                                                                          ---------
                                                                          $ 157,139
                                                                          =========

5.       INVENTORIES

Inventories consist of the following:

                                                                           DECEMBER 31,
                                                                     2001                 2000
                                                                 -------------       -------------
Electronic parts and other components                             $    312,164       $     676,546
Work in process                                                         28,784             774,331
Finished goods                                                         744,324             754,325
                                                                  ------------       -------------
                                                                     1,085,272           2,205,202
Reserve for obsolescence                                              (984,893)         (1,227,928)
                                                                  -------------      -------------
                                                                  $     100,379      $     977,274
                                                                  =============      =============


6.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                            DECEMBER 31,
                                                                     2001                 2000
                                                              ----------------      ---------------
Data processing equipment                                         $  2,137,414       $   2,618,284
Demonstration equipment                                                113,106             727,267
Office furniture and fixtures                                          355,441           1,426,348
Automobiles                                                             72,003              72,003
Purchased software                                                   1,962,273           2,017,891
                                                                  -------------      -------------
                                                                     4,640,237           6,861,793
Less accumulated depreciation and amortization                      (4,457,319)         (5,998,980)
                                                                  -------------      -------------
                                                                  $     182,918      $     862,813
                                                                  =============      =============


7.       NOTES PAYABLE

         During June 1998, Surety entered into an agreement with a lender to establish a credit facility with a maximum borrowing amount of $2,000,000. Pursuant to the terms of the agreement, Surety obtained advances from the lender for funding of mortgage loans made by Surety during the interim period between the funding and sale of the loans to permanent investors. All advances made pursuant to the agreement were secured by a security interest in the rights and benefits due Surety in conjunction with the making of the underlying loan. The interest rate of the credit facility was at the lender's prime rate plus 50 basis points. The credit facility was eliminated in conjunction with the tendering of Surety's stock in satisfaction of a note payable. Outstanding borrowings under the Loan Warehousing Agreement at December 31, 2000 were $922,545 bearing an interest rate of 10%. There were no outstanding borrowings under the Loan Warehousing Agreement as of December 31, 1999.

8.       CONVERTIBLE DEBENTURE

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. As of December 31, 2001, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price for a warrant to acquire 720,000 shares issued to the investor for the Company's equity line agreement from $0.8554 per share to $0.05 per share. The effect of such warrant repricing was not material to the Company's financial statements. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's timely payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

9.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions. thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 2001 and 2000 there are no shares of preferred stock issued or outstanding.

STOCK OPTION PLANS

         During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 2001, approximately 161,000 options were exercisable under the 1995 Option Plan. At December 31, 2001, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 4.0 years. This plan closed during April 1996.

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

A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                                                            OPTIONS OUTSTANDING
                                                                   ---------------------------------------
                                                     SHARES                             WEIGHTED AVERAGE
                                                   AVAILABLE             NUMBER               PRICE
                                                   FOR GRANT            OF SHARES           PER SHARE
      1995 STOCK OPTION PLAN
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1998                             -             702,214          $0.44
      Options canceled/forfeited                               -             (69,324)         $0.44
      Options exercised                                        -            (387,076)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1999                             -             245,814          $0.44
      Options canceled/forfeited                               -              (9,434)         $0.44
      Options exercised                                        -             (53,000)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 2000                             -             183,380          $0.44
      Options canceled/forfeited                               -             (22,260)         $0.44
                                               ------------------- -------------------- ------------------
      Balance at December 31, 2001                             -             161,120          $0.44
                                               =================== ==================== ==================


      1996 STOCK OPTION PLAN
      Balance at December 31, 1998                       276,350           1,623,650          $1.55
      Shares reserved                                  1,000,000                   -            -
      Options granted                                   (235,200)            235,200          $1.52
      Options canceled/forfeited                         316,310            (316,310)         $1.20
      Options exercised                                        -              (2,000)         $0.91
                                               ------------------- -------------------- ------------------
      Balance at December 31, 1999                     1,357,460           1,540,540          $1.63
      Options granted                                 (1,067,500)          1,067,500          $1.15
      Options canceled/forfeited                         693,970            (693,970)         $1.16
      Options exercised                                        -            (169,930)         $0.98
                                               ------------------- -------------------- ------------------
      Balance at December 31, 2000                       983,930           1,744,140          $1.59
      Options granted                                   (300,000)            300,000          $0.09
      Options canceled/forfeited                         925,470            (925,470)         $1.66
                                               ------------------- -------------------- ------------------
      Balance at December 31, 2001                     1,609,400           1,118,670          $1.13
                                               =================== ==================== ==================


         A summary of stock options exercisable and stock options outstanding under the 1996 Option Plan is as follows:

                                                   1996 STOCK OPTION PLAN
  -------------------------------------------------------------------------------------------------------------------------
                                OPTIONS EXERCISABLE                                 OPTIONS OUTSTANDING
                                AT DECEMBER 31, 2001                               AT DECEMBER 31, 2001
                      ========================================= ===========================================================
                                                                                                              WEIGHTED
                                                WEIGHTED                                  WEIGHTED            AVERAGE
       RANGE OF                                  AVERAGE                                   AVERAGE           REMAINING
       EXERCISE             NUMBER                PRICE               NUMBER                PRICE           CONTRACTUAL
        PRICES            EXERCISABLE           PER SHARE           OUTSTANDING           PER SHARE         LIFE (YEARS)
  ------------------- -------------------- -------------------- -------------------- -------------------- -----------------
    $0.09 - $0.94                 421,480         $0.47                     577,320         $0.56               7.6
    $1.06 - $3.75                 174,197         $2.23                     541,150         $1.72               7.8
    $6.75 - $7.38                     160         $6.75                         200         $6.75               5.0
                      --------------------  -------------------- -------------------- ------------------- -----------------
    $0.09 - $7.38                 595,837         $0.99                   1,118,670         $1.13               7.7
                      ==================== ==================== ==================== ==================== =================


         The Company has recorded in 1996 and 1995 deferred compensation expense totaling approximately $5,492,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. During 1997, the Company adjusted the deferred compensation expense to reflect actual compensation expense earned by terminated employees. The Company continues to amortize the deferred compensation of the remaining individuals still employed by the Company over the vesting period of the individual's options. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 2001, 2000, and 1999 totaled approximately $32,000, $102,000, and $156,000, respectively.


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

COMMON STOCK PURCHASE AGREEMENT

         On September 26, 2000, the Company entered into a common stock purchase agreement. Under the agreement, the company may sell, periodically in monthly installments during a period of 18 months, up to 6,000,000 shares of the Company's common stock at a price equal to 85% of the volume adjusted average market price of the Company's stock at the time of issuance. The Company is not permitted to sell any shares until it has registered such shares for resale by the investor under the Securities Act of 1933. Under the agreement, the Company issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at a price equal to 115% of the average closing price of the stock at the time of issuance. The Company ascribed no value to the warrants. In addition, any time the Company sells any shares of stock under the agreement, it would be required to issue to the investor a 35-day warrant to acquire 25% of the number of shares sold. The warrants would be exercisable at the average purchase price paid by the investor for such shares. Initially the amount of capital the Company could raise under the common stock purchase agreement during any month was not less than $250,000 or more than the lesser of $1,000,000, or 4.5% of the product of the daily volume-weighted average stock price during the three-month period prior to a drawdown request and the total trading volume in the Company's stock during the same three-month period. In March 2001, the minimum drawdown request was reduced to $100,000. At December 31, 2001, the Company would not have been able to sell any shares of its stock under the equity line agreement.

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

11.      LEASES

         The Company has noncancelable operating leases for the rental of its offices and warehouse. Future minimum lease payments under these leases at December 31, 2001 are $29,332, all of which is payable in 2002.

         In 2001, 2000 and 1999, the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $372,000, $519,000, and $903,000, respectively. Additionally, in 1999 the Company recorded approximately $449,000 for excess rent capacity as other operating expense.

12.      INCOME TAXES

         As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $64,402,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following:

                                                          DECEMBER 31,
                                                    2001                 2000
                                            --------------------- --------------------
    Deferred tax assets:
       Net operating loss carryforwards             $ 24,022,000  $        21,859,900
       Intangible Assets                                  41,000              668,400
       Inventory valuation reserve                       367,000              458,000
       Writedown of property and
            equipment                                          -              411,300
       Other                                             111,000                9,400
                                            --------------------- --------------------
    Total deferred tax assets                         24,541,000           23,407,000
                                            --------------------- --------------------
    Deferred tax liabilities:
       Capitalized software costs                       (15,000)            (111,600)
       Depreciation                                            -             (47,200)
       Other                                            (34,000)             (30,900)
                                            --------------------- --------------------
    Total deferred tax liabilities                      (49,000)            (189,700)
                                            --------------------- --------------------
    Less:  Valuation allowance                      (24,492,000)         (23,217,300)
                                            --------------------- --------------------
    Total net deferred taxes                $                 -    $                -
                                            ===================== ====================

         The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2001 and 2000, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2001, 2000, and 1999.

13. INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED SUBSIDIARY AND GAIN ON DISPOSAL OF SUBSIDIARY

         In July 2001 the Company issued a $1 million note to HomeGold Financial, Inc. ("HomeGold"), which note was collateralized by the stock of Surety, the Company's wholly-owned mortgage banking subsidiary. On December 31, 2001, the Company tendered the stock of Surety to HomeGold in full satisfaction of the $1 million note and accrued interest of $25,511. Except for net receivables of $429,767 due from HomeGold associated with the transaction, all of the assets and liabilities of Surety have been removed from the Company's balance sheet. The Company accounted for the transaction as the disposal of a segment of a business and has reported the operations of Surety as a separate component of loss for 2001, 2000, and 1999. Similarly, the gain of $891,569 which the Company recognized is also reported as a separate component of results of operations in 2001 and the effect on the Company's net loss per share of $0.06 was $0.023.

         The components of Surety's operations for 2001, 2000 and 1999 are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                         2001                 2000              1999
                                                             ----------------- -------------------- -----------------
        Mortgage revenue                                          $ 2,851,720           $  432,438        $  397,024
        Costs of revenue                                            1,008,266              212,397           194,239
        S G & A                                                     1,378,366              812,711           659,771
                                                             ----------------- -------------------- -----------------
        Total costs and expenses                                    2,386,632            1,025,108           854,010
                                                             ----------------- -------------------- -----------------
                                                                      465,088            (592,670)         (456,986)
        Net interest income                                             2,100               57,692            66,388
                                                             ----------------- -------------------- -----------------
        Net income (loss)                                          $  467,188          $ (534,978)       $ (390,598)
                                                             ================= ==================== =================

         Surety's operating results are included in the determination of the Company's net loss for the years ended December 31, 2001, 2000 and 1999 and are reported as "Income (loss) from operations of discontinued subsidiary." The effect of Surety's operating results on net loss per share are $0.012, $(0.018) and $(0.013) in the years ended December 31, 2001, 2000, and 1999, respectively.

14.      SEGMENT INFORMATION

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. One customer accounted for 76%, 45% and 40% of revenues in 2001, 2000, and 1999, respectively. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

15.      OTHER RELATED PARTY TRANSACTIONS

         During February 1998, Surety entered into an agreement with Resource Bancshares Mortgage Group, Inc. ("RBMG"), pursuant to which the Company agreed to underwrite and process mortgage loans in accordance with guidelines specified by RBMG. The Company received a fee from RBMG for the underwriting and processing services performed. A member of the Company's Board of Directors served as the Chairman and Chief Executive Officer of RBMG until December 1999. During 1999, the Company processed and sold to RBMG approximately $12,369,000 in mortgage loans resulting in approximately $286,000 in revenue for the Company.

16.      COMMITMENTS AND CONTINGENT LIABILITIES

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

         On March 29, 2001, Citibank, N.A. filed a lawsuit against the Company in the New York Federal Court seeking a declaratory judgment releasing Citibank, N.A. from any obligation to the Company for amounts the Company has billed to Citibank, N.A. under the Company's contract to develop a system to process automobile loans for Citibank, N.A. Citibank, N.A. ultimately transferred this contract to The Dime Savings Bank of New York. Citibank, N.A.'s lawsuit against the Company was dismissed on January 8, 2002. Citibank, N.A. has appealed the Court's decision. On July 19, 2001, the Company filed a lawsuit against Citibank, N.A. in the Federal Court in South Carolina seeking to collect certain amounts it believes it is due under the terms of the aforementioned contract. Citibank, N.A. has petitioned the court to dismiss the Company's lawsuit.

17.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                  First              Second                Third              Fourth
                                 Quarter             Quarter              Quarter             Quarter
                              --------------     ---------------      ----------------   ----------------
   YEAR ENDED DECEMBER 31,
   2001
   Revenue                     $   776,606          $    114,897         $    307,264       $     87,177
   Gross profit                    760,717               103,942              280,975             76,559
   Loss from continuing
   operations                     (749,088)             (717,125)            (452,954)        (1,757,289)
   Net loss                       (729,407)             (690,197)            (375,150)          (522,945)
   Loss per share - basic
   and diluted
   Continuing operations             (0.02)                (0.02)               (0.01)             (0.04)
   Net loss                          (0.02)                (0.02)               (0.01)             (0.01)
                               -------------        -------------        -------------      -------------

   YEAR ENDED DECEMBER 31,
   2000
   Revenue                     $   279,256         $     565,954         $    313,768       $    564,097
   Gross profit                    207,704               399,568              278,220            492,652
   Loss from continuing
   operations                   (1,676,554)           (1,358,180)          (1,431,572)        (4,201,812)
   Net loss                     (1,811,159)           (1,505,263)          (1,552,311)        (4,334,363)
   Loss per share - basic
   and diluted
   Continuing operations             (0.06)                (0.05)               (0.05)             (0.14)
   Net loss                          (0.06)                (0.05)               (0.05)             (0.14)

         The sum of certain net loss per share amounts differs from the annual reported total due to rounding. As more fully explained in Note 13, the Company disposed of a subsidiary on December 31, 2001, and recorded a gain of $891,569, or $0.02 per share. In conjunction with such disposal, the quarterly information has been adjusted to reflect revenue, gross profit and loss from continuing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 20, 2002, Affinity Technology Group, Inc. (the "Company") dismissed its prior independent accountants, Ernst & Young LLP, and retained as its new independent accountants, Scott McElveen LLP. Ernst & Young LLP's reports on the Company's financial statements for the two most recent fiscal years (i.e., the fiscal years ended December 31, 2000 and December 31, 1999) contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles; however, the report on the Company's financial statements for the year ended December 31, 2000, contained an explanatory paragraph regarding the uncertainty as to the Company's ability to continue as a going concern. The decision to change the Company's accountants was recommended by the Audit Committee of the Company's Board of Directors and approved by the Company's Board of Directors.

         During the Company's last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         None of the "reportable events" described in Item 304(a)(l)(v) of Regulation S-K occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date hereof. During the last two fiscal years and the subsequent interim period to the date hereof, the Company did not consult Scott McElveen LLP regarding any of the matters or events set forth in Item 304 (a) (2) of Regulation S-K.

PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 30, 2002 under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 30, 2002 under the caption "Executive Compensation", which is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 30, 2002 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 30, 2002 under the caption "Certain Transactions" which is incorporated by reference herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.

         i.       Consolidated Balance Sheets as of December 31, 2001 and 2000.

         ii. Consolidated Statement of Operations for the years ended December 31, 2001, 2000, , and 1999.

         iii. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

         iv. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

         v. Notes to the Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999.

         (2)      Schedule II - Valuation and Qualifying Accounts

                  No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

         (3)      Exhibits:

   EXHIBIT NUMBER     DESCRIPTION
--------------------- ------------------------------------------------------------------------------------------------
        3.1           Certificate of Incorporation of Affinity  Technology Group, Inc., which is hereby  incorporated by reference to Exhibit 3.1 to the Registration  Statement on Form S-1 of Affinity Technology
                        Group, Inc. (File No. 333-1170).
        3.2           Bylaws of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated  by  reference  to
                        Exhibit 3.2 to the  Registration  Statement on Form S-1 of Affinity  Technology  Group,  Inc.
                        (File No. 333-1170).
        4.1           Specimen  Certificate of Common Stock which is hereby  incorporated by reference to Exhibit 4.1 to the  Registration  Statement  on Form S-1 of Affinity  Technology  Group,  Inc.  (File No.
                        333-1170).
        4.2           Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity  Technology Group, Inc., as
                        amended,  and Article II, Sections 3, 9, and 10 of the By-laws of Affinity  Technology Group,
                        Inc., as amended,  which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the  Registration  Statement  on Form S-1 of Affinity  Technology  Group,  Inc.  (File No.
                        333-1170).
        4.3           Form of Common Stock Purchase  Warrant issued by Affinity  Technology  Group,  Inc., to Redmond
                        Fund,  Inc.,  which is hereby  incorporated  by reference to Exhibit 4.5 to the  Registration
                        Statement on Form S-3 of Affinity Technology Group, Inc. (File No. 333-41898)
        4.4           Convertible Debenture and Warrants Purchase Agreement,  dated as of September 22, 2000, between
                        Affinity Technology Group, Inc., to AMRO  International,  S. A., which is hereby incorporated by reference to Exhibit 4.8 to the  Registration  Statement  Form S-2 of Affinity  Technology
                        Group, Inc. (File No. 333-48176)
        4.5           Form  of  8%  Convertible  Debenture  issued  by  Affinity  Technology  Group,  Inc.,  to  AMRO
                        International,  S. A.,  which is hereby  incorporated  by  reference  to  Exhibit  4.9 to the
                        Registration Statement on Form S-2 of Affinity Technology Group, Inc. (File No. 333-48176).
        4.6           Form  of  Stock  Purchase  Warrant  issued  by  Affinity   Technology  Group,   Inc.,  to  AMRO
                        International,  S. A.,  which is hereby  incorporated  by  reference  to Exhibit  4.10 to the
                        Registration Statement on Form S-2 of Affinity Technology Group, Inc. (File No. 333-48176).
        4.7           Registration  Rights  Agreement,  dated as of September 22, 2000,  between Affinity  Technology

                       Group, Inc., and AMRO International, S.A., which is hereby incorporated by reference to Exhibit 4.11 to the Registration
                       Statement Form S-2 of Affinity Technology Group, Inc. (File
                       No. 333-48176).

        4.8           Form of Stock  Purchase  Warrant  issued  by  Affinity  Technology  Group,  Inc.,  to  Cardinal
                        Securities,  LLC,  which  is  hereby  incorporated  by  reference  to  Exhibit  4.12  to  the
                        Registration Statement Form S-2 of Affinity Technology Group, Inc. (File No. 333-48176).
       10.1*          Form of Stock  Option  Agreement  (1995 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.7 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.2*          Form of Stock  Option  Agreement  (1996 Stock Option  Plan),  which is hereby  incorporated  by reference to Exhibit 10.8 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.3*          Form of Stock Option Agreement  (Directors' Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.9 to the  Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.4*          1995 Stock Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10.10 to the Registration  Statement on Form S-1 of Affinity  Technology
                        Group, Inc. (File No. 333-1170).
       10.5*          Amended and  Restated  1996 Stock  Option Plan of Affinity  Technology  Group,  Inc.,  which is hereby  incorporated by reference to Exhibit 10 to the Quarterly  Report on Form 10-Q for the
                        quarter ended September 30, 1999.
       10.6*          Non-Employee  Directors' Stock Option Plan of Affinity  Technology Group, Inc., which is hereby incorporated  by  reference  to Exhibit  10.12 to the  Registration  Statement on Form S-1 of
                        Affinity Technology Group, Inc. (File No. 333-1170).
        10.7          Stock Rights  Agreement,  dated October 20, 1995,  between Affinity  Technology Group, Inc. and certain  investors,  which is  hereby  incorporated  by  reference  to  Exhibit  10.15 to the
                        Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.8*          Declaration of First Amendment to 1996 Stock Option Plan of Affinity  Technology  Group,  Inc.,
                        and 1995 Stock Option Plan of Affinity  Technology  Group,  Inc.,  which is  incorporated  by reference to Exhibit 10.10 to the  Company's  1998 Annual Report Form 10-K which was filed on
                        March 31, 1999.
        16.1          Letter from Ernst & Young,  which is  incorporated  by reference to Exhibit 16.1 to the Current
                        Report on Form 8-K of Affinity Technology Group, Inc., filed on March 20, 2002.
         21           Subsidiaries of Affinity Technology Group, Inc.
        23.1          Consent of Scott McElveen, LLP.
        23.2          Consent of Ernst & Young, LLP.
         27           Financial Data Schedule.

*        Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K filed in the 4th quarter of 2001:

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

AFFINITY TECHNOLOGY GROUP, INC.

Date:    April 1, 2002           By:      /s/  Joseph A. Boyle
                                          -------------------------------------
                                          Joseph A. Boyle
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURES                          TITLE                                                   DATE
    --------------------------------    --------------------------------------------        -------------

    /s/ Joseph A. Boyle                                                                     April 1, 2002
    -------------------------------
    Joseph A. Boyle                     Chairman, President, Chief Executive and Chief
                                        Financial Officer and Director
                                        (principal executive and financial officer)


    Alan H. Fishman                                                                         April 1, 2002
    -------------------------------
    Alan H. Fishman                     Director


    /s/  Robert M. Price, Jr.                                                               April 1, 2002
    -------------------------------
    Robert M. Price, Jr.                Director


    /s/  Peter R. Wilson, Ph.D.                                                             April 1, 2002
    -------------------------------
    Peter R. Wilson, Ph.D.              Director


    /s/  S. Sean Douglas                                                                    April 1, 2002
    -------------------------------
    S. Sean Douglas                     Senior Vice President
                                        (principal accounting officer)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------- ----------------- ---------------------------------- ----------------- ------------------
                COL. A                       COL. B.                    COL. C                     COL. D            COL. E
---------------------------------------- ----------------- ---------------------------------- ---------------- ------------------
                                                                       Additions
                                                           ----------------------------------

                                             Balance at       Charged to      Charged to
                                            Beginning of       Costs and   Other Accounts -      Deductions-       Balance at End
              Description                     Period           Expenses        Describe           Describe           of Period
---------------------------------------- ----------------- --------------- ------------------ ----------------- ------------------
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful
   accounts                               $    9,467          $ 22,909          $  --          $   21,775(1)          $   10,601
Reserve for inventory
   obsolescence                            1,227,928           865,000             --           1,108,035(2)             984,893
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted
    From asset accounts:
Allowance for doubtful
    accounts                              $  105,076          $ 60,000          $  --          $  155,609(1)          $    9,467
Reserve for inventory
    obsolescence                           1,713,986           120,000             --             606,058(2)           1,227,928

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances
  deducted from asset accounts:
Allowance for doubtful
  accounts                                $   45,513          $ 60,000          $  --          $      437(1)          $  105,076
Reserve for inventory
  obsolescence                             1,095,698           694,940             --              76,652(2)           1,713,986


(1)      Uncollectible accounts written off, net of recoveries.
(2)      Obsolete parts written off.