Form 10-Q
period 2002-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2002-05-15
CIK 1007508

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended March 31, 2002          Commission file number: 0-28152

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

40,731,355 shares of Common Stock, $0.0001 par value, as of May 1, 2002.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2002 and
         December 31, 2001.....................................................3
     Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001..................................4
     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001................................. 5
     Notes to Condensed Consolidated Financial Statements......................6
   ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.........12
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings..................................................12
   ITEM 2. Changes in Securities and Use of Proceeds..........................12
   ITEM 6. Exhibits and Reports on Form 8-K...................................13
Signature.....................................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31,
                                                          2002     DECEMBER 31,
                                                       (UNAUDITED)      2001
                                                       -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $    67,293 $     27,720
  Receivables, less allowance for doubtful accounts
    of $13,601 and $10,601 at March 31, 2002 and
    December 31, 2001,respectively                          44,933      459,107
  Inventories                                               85,379      100,379
  Other current assets                                      83,099      114,490
                                                       ----------- ------------
Total current assets                                       280,704      701,696

Property and equipment, net                                152,901      182,918
Software development costs, less accumulated
  amortization of $698,881 and $670,858 at March 31,
  2002 and December 31, 2001, respectively                  12,092       40,114
Other assets                                                 2,710        2,929
                                                       ----------- ------------
Total assets                                           $   448,407 $    927,657
                                                       =========== ============
LIABILITIES AND STOCKHOLDERS'(DEFICIENCY)EQUITY
Current liabilities:
  Accounts payable                                     $    95,976 $    139,758
  Accrued expenses                                         170,057      219,371
  Convertible debenture                                    195,515      225,090
                                                       ----------- ------------
Total current liabilities                                  461,548      584,219

Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized
    60,000,000 shares, issued 42,899,363 and
    42,399,363 shares at March 31, 2002 and
    December 31, 2001, respectively                          4,290         4,240
  Additional paid-in capital                            70,431,414    70,386,464
  Common stock warrants                                     52,000        52,000
  Treasury stock, at cost (2,168,008 shares at March
    31, 2002 and December 31, 2001)                     (3,505,287)   (3,505,287)
  Accumulated deficit                                  (66,995,558)  (66,593,979)
                                                       -----------  ------------
Total stockholders'(deficiency)equity                      (13,141)      343,438
                                                       -----------  ------------
Total liabilities and stockholders'(deficiency)equity  $   448,407  $    927,657
                                                       ===========  ============

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2002           2001
                                                    -----------    -------------

Revenues:
   Transactions                                     $   60,831       $    75,378
   Other income                                          8,430           701,228
                                                    -----------    -------------
                                                        69,261           776,606
Costs and expenses:
   Cost of revenues                                      7,962            15,889
   Research and development                                  -           157,732
   Selling, general and administrative expenses        444,759         1,323,676
                                                    -----------    -------------
       Total costs and expenses                        452,721         1,497,297
                                                    -----------    -------------
Operating loss                                        (383,460)         (720,691)
Interest income                                              -             7,117
Interest expense                                       (18,119)          (35,514)
                                                    -----------    -------------
Loss from continuing operations                       (401,579)         (749,088)
                                                    -----------    -------------
Income from operations of discontinued subsidiary            -            19,681
Net loss                                            $ (401,579)    $    (729,407)
                                                    ===========    =============
Loss per share- basic and diluted:
Continuing operations                               $    (0.01)    $       (0.02)
                                                    ===========    =============
Net loss per share                                  $    (0.01)    $       (0.02)
                                                    ===========    =============
Shares used in computing net loss per share         40,281,355        32,899,085
                                                    ===========    =============


                                      4
See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2002           2001
                                                       ---------     -----------
OPERATING ACTIVITIES
Net loss                                              $(401,579)     $  (729,407)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        58,258          222,743
    Amortization of deferred compensation                     -           31,804
    Provision for doubtful accounts                       3,000           15,000
    Inventory valuation allowance                        15,000           30,000
    Deferred revenue                                          -         (302,624)
    Other                                                50,213            6,484
    Changes in current assets and liabilities:
       Accounts receivable                              411,174       (1,084,364)
       Net investment in sales-type leases                    -           50,842
       Inventories                                            -           10,320
       Other current assets                              31,391          187,851
       Accounts payable and accrued expenses            (93,097)          97,107
                                                    -----------     ------------
Net cash provided by (used in) operating activities      74,360       (1,464,244)

INVESTING ACTIVITIES
Purchases of property and equipment, net                  3,950          (67,409)
                                                    -----------     ------------
Net cash provided by (used in) investing activities       3,950          (67,409)

FINANCING ACTIVITIES
Proceeds from notes payable                                   -        5,825,954
Payments on notes payable                               (38,737)      (4,451,223)
Exercise of warrants                                          -              347
                                                    -----------     ------------
Net cash (used in) provided by financing activities     (38,737)       1,375,078
                                                    -----------     -------------
Net increase (decrease) in cash                          39,573         (156,575)
Cash and cash equivalents at beginning of period         27,720          646,198
                                                    -----------     ------------
Cash and cash equivalents at end of period          $    67,293      $   489,623
                                                    ===========     ============

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001.

         In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 6).

         Certain amounts in 2001 have been reclassified to conform to 2002 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.     INVENTORIES

        Inventories consist of the following:

                                           March 31,               December 31,
                                             2002                      2001
                                     ------------------            -------------
Electronic parts and other components        $  312,164               $  312,164
Work in process                                  28,784                   28,784
Finished goods                                  744,324                  744,324
                                             ----------               ----------
                                              1,085,272                1,085,272
Reserve for obsolescence                       (999,893)                (984,893)
                                             ----------               ----------
                                             $   85,379               $  100,379
                                             ==========               ==========

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

5.       CONVERTIBLE DEBENTURE

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. As of March 31, 2002, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price for a warrant to acquire 720,000 shares issued to the investor for the Company's equity line agreement from $0.8554 per share to $0.05 per share. The effect of such warrant repricing was not material to the Company's financial statements. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

6.       SEGMENT INFORMATION

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

7.     COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages and interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 in favor of the plaintiff and the plaintiff subsequently requested, and was granted, a new trial. The Company appealed the grant of a new trial. In May 2002 the South Carolina Appeals Court upheld the lower court's decision to grant the plaintiff a new trial. In the opinion of management, the Company has meritorious defenses to these claims.

         On March 29, 2001, Citibank, N.A. filed a lawsuit against the Company in the New York Federal Court seeking a declaratory judgment releasing Citibank, N.A. from any obligation to the Company for amounts the Company has billed to Citibank, N.A. under the Company's contract to develop a system to process automobile loans for Citibank, N.A. Citibank, N.A. ultimately transferred this contract to The Dime Savings Bank of New York. Citibank, N.A.'s lawsuit against the Company was dismissed on January 8, 2002. Citibank, N.A. has appealed the Court's decision. On July 19, 2001, the Company filed a lawsuit against Citibank, N.A. in the Federal Court in South Carolina seeking to collect certain amounts it believes it is due under the terms of the aforementioned contract. Citibank, N.A. petitioned the court to dismiss the Company's lawsuit, and in May 2002 the court dismissed the Company's lawsuit pending the completion of certain mandatory dispute resolution requirements of the contract. The Company and Citibank, N.A. have subsequently refiled their respective lawsuits.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. These and other factors may cause actual results to differ materially from those anticipated.

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

         Due to capital constraints, the Company has suspended efforts to deploy its products and services that utilize DeciSys/RT(R), including the Affinity Automated Loan Machine (the ALM(R)), the Mortgage ALM, the expert(R) Lender system, iDEAL and rtDS. With the exception of one loan processing contract that will expire in September 2002, the Company has suspended all of its loan processing operations. Currently, the Company is exploring ways to license certain of its patents.

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

         Both of the Company's patents covering fully-automated loan processing systems are being reexamined by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. In March 2000, August 2000 and January 2001, the PTO issued preliminary office actions rejecting all previously issued claims under the Company's first patent covering fully-automated loan processing systems. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's revenues from continuing operations for the three months ended March 31, 2002, were $69,261 compared to $776,606 for the corresponding period of 2001.

         Transaction fees. Revenues from transaction fees were $60,831 for the three months ended March 31, 2002, compared to $75,378 for the corresponding period in 2001. The decrease during the three months ended March 31, 2002, as compared to the same period in 2001 is due to the processing of fewer transactions by the Company's only remaining customer, which uses the Company's ASP services.

         Other income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. The decrease in other income in the three month period ended March 31, 2002, compared to the corresponding period in 2001 was primarily associated with the settlement of a lawsuit in January 2001, which represented the majority of other income recognized in the first quarter of 2001.

COSTS AND EXPENSES

         Cost of Revenues. Cost of revenues for the three months ended March 31, 2002 was $7,962, compared to $15,889 for the corresponding period in 2001. The decrease during the three months ended March 31, 2002 as compared to the same period in 2001 is attributable to a decrease in the costs associated with processing fewer transactions through the Company's DeciSys/RT system.

         Research and Development. Costs incurred for research and development for the three months ended March 31, 2001, totaled $157,732. The Company has elected to stop further research and development activities in conjunction with its decision to suspend the marketing and sales of its loan processing products and services. Accordingly, the Company recognized no research and development expenses in the first quarter of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses associated with continuing operations totaled $444,759 for the three months ended March 31, 2002, as compared to $1,323,676 for the corresponding period in 2001. The decrease for the three months ended March 31, 2002, as compared to the corresponding period of 2001 is primarily attributable to a decrease in employment and related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

         Interest Income. The Company recognizes interest income from its cash and investment balances and accretion of discount associated with sales-type ALM leases. Interest income for the three months ended March 31, 2001 was $7,117. No interest income was recognized in the first quarter of 2002.

         Interest expense. The Company incurs interest expense on its convertible debenture, which it placed in late 2000. Interest expense for the three months ended March 31, 2002 was $18,119 compared to $35,514 in the corresponding period in 2001. The decrease was due to the reduction in balance outstanding of its convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated net losses of $66,995,558 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture. In 2001 the Company issued a $1 million note to HomeGold, and on December 31, 2001, the Company tendered the stock of Surety Mortgage, Inc., in full satisfaction of outstanding principal and accrued interest under the note.

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

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was originally $0.3542 per share. As of March 31, 2002, AMRO had exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock. The outstanding principal and interest under the debenture as of March 31, 2002, was $204,221.

         In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock is subject to the Company's payment of amounts under the debenture in accordance with the amendment. The amendment requires the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company enters into a merger, consolidation or sale of all or substantially all of its assets.

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

         Net cash used during the three months ended March 31, 2002, to fund operations was approximately $74,000 compared to approximately $1,464,000 for the same period in 2001. At March 31, 2002, cash and liquid investments were $67,293, as compared to $27,720 at December 31, 2001. At March 31, 2002 working capital was a deficit of $180,844 as compared to $117,477 at December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

PART II. OTHER INFORMATION

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 1.  LEGAL PROCEEDINGS

         On March 29, 2001, Citibank, N.A. filed a lawsuit against the Company in the New York Federal Court seeking a declaratory judgment releasing Citibank, N.A. from any obligation to the Company for amounts the Company has billed to Citibank, N.A. under the Company's contract to develop a system to process automobile loans for Citibank, N.A. Citibank, N.A. ultimately transferred this contract to The Dime Savings Bank of New York. Citibank, N.A.'s lawsuit against the Company was dismissed on January 8, 2002. Citibank, N.A. has appealed the Court's decision. On July 19, 2001, the Company filed a lawsuit against Citibank, N.A. in the Federal Court in South Carolina seeking to collect certain amounts it believes it is due under the terms of the aforementioned contract. Citibank, N.A. petitioned the court to dismiss the Company's lawsuit, and in May 2002 the court dismissed the Company's lawsuit pending the completion of certain mandatory dispute resolution requirements of the contract. The Company and Citibank, N.A. have subsequently refiled their respective lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 20, 2002, the Company issued 500,000 shares of its common stock to Joseph A. Boyle, President and Chief Executive Officer of the Company, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued in consideration of Mr. Boyle's agreement to forego his cash compensation for six months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

         On March 27, 2002 the Company filed a current report on Form 8-K to disclose the following events:

         On July 26, 2001, Affinity Technology Group, Inc. (the "Company") pledged its stock in Surety Mortgage, Inc. ("Surety") to HomeGold, Inc. ("HomeGold") to secure a $1 million loan from HomeGold to the Company. Pursuant to the terms of the loan, on December 31, 2001, the Company tendered its stock in Surety to HomeGold in complete satisfaction of all amounts outstanding under the loan. Surety conducted the Company's mortgage loan processing operations.

         On March 20, 2002, the Company dismissed its prior independent accountants, Ernst & Young LLP, and retained as its new independent accountants, Scott McElveen LLP. Ernst & Young LLP's reports on the Company's financial statements for the two most recent fiscal years (i.e., the fiscal years ended December 31, 2000 and December 31, 1999) contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles; however, the report on the Company's December 31, 2000 financial statements contained an explanatory paragraph regarding the uncertainty as to the Company's ability to continue as a going concern. The decision to change the Company's accountants was recommended by the Audit Committee of the Company's Board of Directors and approved by the Company's Board of Directors.

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

         The Company requested Ernst & Young LLP to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company. A copy of such letter, dated March 27, 2002, is filed as Exhibit 16.1 to the Company's Form 8-K filed on March 27, 2002.

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

Date:  May 15, 2002