Form 10-Q
period 2002-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002              Commission file number: 0-28152


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


40,881,355 shares of Common Stock, $0.0001 par value, as of August 1, 2002.


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                      PAGE

PART I.    FINANCIAL INFORMATION
   ITEM 1.   Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 2002 and
           December 31, 2001....................................................................................         3
      Condensed Consolidated Statements of Operations for the three and six months ended
           June 30, 2002 and 2001...............................................................................         4
      Condensed Consolidated Statements of Cash Flows for the six months ended
           June 30, 2002 and 2001...............................................................................         5
      Notes to Condensed Consolidated Financial Statements......................................................         6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................................................         9
   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........................................        13

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings....................................................................................        13
   ITEM 2. Changes in Securities and Use of Proceeds............................................................        13
   ITEM 4. Submission of Matters to a Vote of Security Holders................................................          14
   ITEM 6. Exhibits and Reports on Form 8-K...................................................................          14
Signature.......................................................................................................        14



Part I.  Financial Information

Item 1.    Financial Statements




                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                        June 30,
                                                                          2002                       December 31,
                                                                       (Unaudited)                       2001
                                                              ------------------------------ -----------------------------
Assets
Current assets:
  Cash and cash equivalents                                             $   459,682                    $    27,720
  Receivables, less allowance for doubtful
   accounts of $16,601 and $10,601 at June 30, 2002
   and December 31, 2001, respectively                                       17,522                        459,107
  Inventories                                                                70,379                        100,379
  Other current assets                                                       30,114                        114,490
                                                              ------------------------------ -----------------------------
Total current assets                                                        577,697                        701,696

Property and equipment, net                                                 137,849                        182,918
Software development costs, less accumulated
 amortization of $709,004 and $670,858 at
 June 30, 2002 and December 31, 2001, respectively                            1,969                         40,114
Other assets                                                                  2,493                          2,929
                                                              ------------------------------ -----------------------------
Total assets                                                          $     720,008                 $      927,657
                                                              ============================== =============================
Liabilities and stockholders'
 (deficiency) equity
Current liabilities:
  Accounts payable                                                     $     83,650                $       139,758
  Accrued expenses                                                          177,050                        219,371
  Convertible debenture                                                           -                        225,090
                                                              ------------------------------ -----------------------------
Total current liabilities                                                   260,700                        584,219
                                                              ------------------------------ -----------------------------

Convertible notes                                                           830,336                              -
                                                              ------------------------------ -----------------------------

Commitments and contingent liabilities
 Stockholders' equity:
 Common stock, par value $0.0001; authorized
  60,000,000 shares, issued 43,049,363 and
  42,399,363 shares at June 30, 2002 and
  December 31, 2001, respectively                                             4,305                          4,240
  Additional paid-in capital                                             70,441,149                     70,386,464
  Common stock warrants                                                      52,000                         52,000
  Treasury stock, at cost (2,168,008
   shares at June 30, 2002 and December 31, 2001)                        (3,505,287)                    (3,505,287)
  Accumulated deficit                                                   (67,363,195)                   (66,593,979)
                                                              ------------------------------ -----------------------------
Total stockholders' (deficiency) equity                                    (371,028)                       343,438
                                                              ------------------------------ -----------------------------
Total liabilities and stockholders' equity                             $    720,008                 $      927,657
                                                              ============================== =============================


See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended                                Six months ended
                                                       June 30,                                         June 30,
                                             2002                    2001                      2002                  2001
                                     ---------------------- -----------------------    --------------------- ---------------------
Revenues:
   Transactions                        $         33,532      $          68,274          $          94,363       $       143,652
   Professional services                              -                 20,772                          -                20,772
   Other income                                   5,760                 25,851                     14,190               727,079
                                     ---------------------- ----------------------- -- --------------------- ---------------------
       Total revenue                             39,292                114,897                    108,553               891,503
Costs and expenses:
   Cost of revenues                               4,650                 10,955                     12,612                26,844
   Research and development                           -                156,752                          -               314,484
   Selling, general and
    administrative expenses                     385,527                635,693                    830,286             1,959,369
                                     ---------------------- -----------------------    --------------------- ---------------------
       Total costs and expenses                 390,177                803,400                    842,898             2,300,697
                                     ---------------------- -----------------------    --------------------- ---------------------
Operating loss                                 (350,885)              (688,503)                  (734,345)           (1,409,194)
Interest income                                       -                  2,164                          -                 9,281
Interest expense                                (16,752)               (30,786)                   (34,871)              (66,300)
                                     ---------------------- -----------------------    --------------------- ---------------------
Loss from continuing operations        $       (367,637)      $       (717,125)          $       (769,216)     $     (1,466,213)
Income from operations
 of discontinued subsidiary                           -                 26,928                          -                46,609
Net loss                               $       (367,637)      $       (690,197)          $       (769,216)     $     (1,419,604)
                                     ====================== =======================    ===================== =====================
Loss per share - basic and diluted:
Continuing operations                  $          (0.01)      $          (0.02)                     (0.02)                (0.04)
                                     ====================== =======================    ===================== =====================
Net loss per share                     $          (0.01)      $          (0.02)                     (0.02)                (0.04)
                                     ====================== =======================    ===================== =====================
Shares used in
 computing net loss per share                40,775,860             38,549,511                 40,529,974            35,739,907
                                     ====================== =======================    ===================== =====================

See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Six months ended
                                                                                             June 30,
                                                                                    2002                   2001
                                                                            ---------------------- ----------------------
Operating activities
Net loss                                                                   $         (769,216)      $     (1,419,604)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                      92,934                435,238
    Amortization of deferred compensation                                                   -                 31,804
    Provision for doubtful accounts                                                     6,000                 30,000
    Inventory valuation allowance                                                      30,000                 60,000
    Deferred revenue                                                                        -               (362,631)
    Other                                                                              63,986                 13,853
    Changes in current assets and liabilities:
       Accounts receivable                                                            435,585                871,002
       Net investment in sales-type leases                                                  -                102,896
       Inventories                                                                          -                 11,895
       Other current assets                                                            84,376                117,147
       Accounts payable and accrued expenses                                          (93,922)               (69,205)
                                                                           ---------------------- ----------------------
Net cash used in operating activities                                                (150,257)              (177,605)

Investing activities
Purchases of property and equipment, net                                               (4,044)               (79,949)
                                                                           ---------------------- ----------------------
Net cash used in investing activities                                                  (4,044)               (79,949)

Financing activities
Proceeds from convertible notes                                                       625,000                      -
Proceeds from notes payable                                                                 -             11,974,391
Payments on notes payable                                                             (38,737)           (12,295,674)
Exercise of warrants                                                                        -                    347
                                                                           ---------------------- ----------------------

Net cash provided by (used in) financing activities                                   586,263               (320,936)
                                                                           ---------------------- ----------------------
Net increase (decrease) in cash                                                       431,962               (578,490)


Cash and cash equivalents at beginning of period                                       27,720                646,198
                                                                           ---------------------- ----------------------
Cash and cash equivalents at end of period                                 $          459,682     $           67,708
                                                                           ====================== ======================


See accompanying notes.



Notes to Condensed Consolidated Financial Statements

1.   Going Concern

           To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash will be sufficient to fund its operations through the end of the first quarter of 2003. Accordingly, to remain viable the Company must raise additional capital or generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital or generate working capital through the sale of patent licenses, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or internally generate working capital in a manner that would allow it to continue its operations.

           The Company is evaluating alternatives to secure sufficient additional working capital to continue its business activities through 2003 and beyond. Pursuant to its capital-raising initiatives, the Company sold certain convertible secured notes as more fully discussed in Note 6 - Convertible Notes. Such alternatives include the placement of additional debt and/or equity securities and the possible sale of certain assets.

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

           In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 7).

           Certain amounts in 2001 have been reclassified to conform to 2002 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.




3.     Inventories

        Inventories consist of the following:

                                                                         June 30,                     December 31,
                                                                           2002                           2001
                                                           ------------------------------ ----------------------------
           Electronic parts and other components               $          312,164             $          312,164
           Work in process                                                 28,784                         28,784
           Finished goods                                                 744,324                        744,324
                                                           ------------------------------ ----------------------------
                                                                        1,085,272                      1,085,272
           Reserve for obsolescence                                    (1,014,893)                      (984,893)
                                                           ------------------------------ ----------------------------
                                                               $           70,379             $          100,379
                                                           ============================== ============================


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

5.   Convertible Debenture

           On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. AMRO has exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

           In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price for a warrant to acquire 720,000 shares issued to the investor for the Company's equity line agreement from $0.8554 per share to $0.05 per share. The effect of such warrant repricing was not material to the Company's financial statements. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock was subject to the Company's payment of amounts under the debenture in accordance with the amendment. The amendment required the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company entered into a merger, consolidation or sale of all or substantially all of its assets. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

           In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are more fully discussed in Note 6. - Convertible Notes.

6.   Convertible Notes

           In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital-raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note to AMRO in satisfaction of the remaining principal and accrued interest of the Company's convertible debenture previously issued to AMRO as discussed above. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, Decisioning.com, Inc. Decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

7.   Segment Information

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


           On March 29, 2001, Citibank, N.A. filed a lawsuit against the Company in the New York Federal Court seeking a declaratory judgment releasing Citibank, N.A. from any obligation to the Company for amounts the Company has billed to Citibank, N.A. under the Company's prior contract to develop a system to process automobile loans for Citibank, N.A. Citibank, N.A. ultimately transferred this contract to The Dime Savings Bank of New York. Citibank, N.A.'s lawsuit against the Company was dismissed on January 8, 2002. Citibank, N.A. has appealed the Court's decision. On July 19, 2001, the Company filed a lawsuit against Citibank, N.A. in the Federal Court in South Carolina seeking to collect certain amounts it believes it is due under the terms of the aforementioned contract. Citibank, N.A. petitioned the court to dismiss the Company's lawsuit, and in May 2002 the court dismissed the Company's lawsuit pending the completion of certain mandatory dispute resolution requirements of the contract. The Company and Citibank, N.A. have subsequently refiled their respective lawsuits.

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

           Due to capital constraints, the Company has suspended efforts to deploy its products and services that utilize DeciSys/RT(R), including the Affinity Automated Loan Machine (the ALM(R)), the Mortgage ALM, the e-xpert(R) Lender system, iDEAL and rtDS. With the exception of one loan processing contract that will expire in October 2002, the Company has suspended all of its loan processing operations. Currently, the Company is exploring ways to license certain of its patents.

           In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital-raising initiatives. The principal amount of the notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO in satisfaction of the remaining principal and accrued interest of the Company's convertible debenture previously issued to AMRO as discussed under "Liquidity and Capital Resources." The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, Decisioning.com, Inc. Decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

           To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash will be sufficient to fund its operations through the end of the first quarter of 2003. Accordingly, to remain viable the Company must raise additional capital or generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital or generate working capital through the sale of patent licenses, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or internally generate working capital in a manner that would allow it to continue its operations.

           The Company is evaluating alternatives to secure sufficient additional working capital to continue its business activities through 2003 and beyond. Pursuant to its capital-raising initiatives, the Company sold certain convertible secured notes as more fully discussed above. Such alternatives include the placement of additional debt and/or equity securities and the possible sale of certain assets.

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

Results of Operations

Revenues

           The Company's revenues from continuing operations for the three and six months ended June 30, 2002, were $39,292 and $108,553, respectively, compared to $114,897 and $891,503 for the corresponding periods of 2001.

           Transaction Fees. Revenues from transaction fees were $33,532 and $94,363, respectively, for the three and six months ended June 30, 2002, compared to $68,274 and $143,652 for the corresponding periods in 2001. The decrease during the three and six months ended June 30, 2002, as compared to the same periods in 2001 is due to the processing of fewer transactions by the Company's only remaining customer which uses the Company's ASP services. The Company expects that such agreement will be terminated in October 2002.

           Professional Services. The Company recognized no professional services revenue in the first six months of 2002. Professional services revenue for the three and six months ended June 30, 2001, was $20,772. The Company previously performed professional services pursuant to specific contracts with certain of its customers. Such services usually involved developing or enhancing systems for the Company's customers. The Company recognized professional services revenues when it completed its obligations under the specific terms of the contract. Professional services performed by the Company were performed as needed or requested by the Company's customers and are not recurring in nature.

           Other Income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. Other income recognized for the three and six months ended June 30, 2002, was $5,760 and $14,190, respectively, compared to $25,851 and $727,079 for the corresponding period in 2001. The decrease in other income for the three months ended June 30, 2002, compared to the corresponding period in 2001 was primarily due to the continued curtailment of the Company's business activities. The decrease in other income in the six month period ended June 30, 2002, compared to the corresponding period in 2001 was primarily associated with the settlement of a lawsuit in January 2001, which represented the majority of other income recognized in the first quarter of 2001.

Costs and Expenses

           Cost of Revenues. Cost of revenues for the three and six months ended June 30, 2002 was $4,650 and $12,612, respectively, compared to $10,955 and $26,844 for the corresponding periods in 2001. The decrease during the three and six months ended June 30, 2002 as compared to the same periods in 2001 is attributable to a decrease in the costs associated with processing fewer transactions through the Company's DeciSys/RT system.

           Research and Development. Costs incurred for research and development for the three and six months ended June 30, 2001, totaled $156,752 and $314,484, respectively. The Company has elected to stop further research and development activities in conjunction with its decision to suspend the marketing and sales of its loan processing products and services. Accordingly, the Company recognized no research and development expenses in the first six months of 2002.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses associated with continuing operations totaled $385,527 and $830,286, respectively, for the three and six months ended June 30, 2002, as compared to $635,693 and $1,959,369 for the corresponding periods in 2001. The decrease for the three and six months ended June 30, 2002, as compared to the corresponding periods of 2001 is primarily attributable to a decrease in employment and related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

           Interest Income. The Company recognizes interest income from its cash and investment balances and accretion of discount associated with sales-type ALM leases. Interest income for the three and six months ended June 30, 2001 was $2,164 and $9,281, respectively. No interest income was recognized in the first six months of 2002.

           Interest Expense. The Company incurs interest expense on its convertible debenture which it placed in late 2000 and its convertible notes issued in June 2002. Interest expense for the three and six months ended June 30, 2002 was $16,752 and $34,871, respectively, compared to $30,786 and $66,300 in the corresponding periods in 2001. The decrease was due to the reduction in the balance outstanding of its convertible debenture.

Liquidity and Capital Resources

           The Company has generated net losses of $67,363,195 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture. In 2001 the Company issued a $1 million note to HomeGold, and on December 31, 2001, the Company tendered the stock of Surety Mortgage, Inc., in full satisfaction of outstanding principal and accrued interest under the note. In June 2002, the Company also issued $830,336 in principal amount of secured convertible notes.

           To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash will be sufficient to fund its operations through the end of the first quarter of 2003. Accordingly, to remain viable the Company must raise additional capital or generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital or generate working capital through the sale of patent licenses, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or internally generate working capital in a manner that would allow it to continue its operations.

           In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO in satisfaction of the remaining principal and accrued interest of the Company's convertible debenture previously issued to AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, Decisioning.com, Inc. Decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

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

           On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was originally $0.3542 per share. AMRO has exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

           In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share. AMRO's agreement to refrain from converting the debenture into additional shares of the Company's common stock was subject to the Company's payment of amounts under the debenture in accordance with the amendment. The amendment required the Company to use 25% of the net proceeds of any debt or equity financing to repay amounts outstanding under the debenture, and to repay the debenture in full if the Company entered into a merger, consolidation or sale of all or substantially all of its assets.

           In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above.

           Net cash used during the six months ended June 30, 2002, to fund operations was approximately $150,000 compared to approximately $178,000 for the same period in 2001. At June 30, 2002, cash and liquid investments were $459,682, as compared to $27,720 at December 31, 2001. At June 30, 2002 working capital was $316,997 as compared to $117,477 at December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

           The Company does not believe that its current business operations expose it to significant market risk for changes in interest rates.

Part II. Other Information

Items 3 and 5 are not applicable.

Item 1.  Legal Proceedings


           On March 29, 2001, Citibank, N.A. filed a lawsuit against the Company in the New York Federal Court seeking a declaratory judgment releasing Citibank, N.A. from any obligation to the Company for amounts the Company has billed to Citibank, N.A. under the Company's prior contract to develop a system to process automobile loans for Citibank, N.A. Citibank, N.A. ultimately transferred this contract to The Dime Savings Bank of New York. Citibank, N.A.'s lawsuit against the Company was dismissed on January 8, 2002. Citibank, N.A. has appealed the Court's decision. On July 19, 2001, the Company filed a lawsuit against Citibank, N.A. in the Federal Court in South Carolina seeking to collect certain amounts it believes it is due under the terms of the aforementioned contract. Citibank, N.A. petitioned the court to dismiss the Company's lawsuit, and in May 2002 the court dismissed the Company's lawsuit pending the completion of certain mandatory dispute resolution requirements of the contract. The Company and Citibank, N.A. have subsequently refiled their respective lawsuits.


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

                On June 3, 2002, the Company issued 150,000 shares of its common stock to a group of individuals including Wade H. Britt III, a Director of the Company, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued in consideration of the individuals' efforts in securing investors for the Company's convertible note offering in June 2002.

                On June 3, 2002, the Company issued $830,336 principal amount of its convertible secured notes to a group of accredited investors in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

          The 2002 Annual Meeting of Stockholders of Affinity Technology Group, Inc. was held on May 30, 2002 (the "Annual Meeting"). At the Annual Meeting, Joseph A. Boyle, Wade H. Britt III, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company. The selection of Scott McElveen LLP as independent auditors for the year ending December 31, 2002 was also ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:



----------------------------------------------- ------------------------------ ---------------------- -------------------
Nominees for Director                               Shares Voted in Favor         Shares Withheld       Broker Non-Votes
----------------------------------------------- ------------------------------ ---------------------- -------------------
Joseph A. Boyle                                           37,945,873                  503,148                       -
----------------------------------------------- ------------------------------ ---------------------- -------------------
Wade H. Britt III                                         37,618,473                  830,548                       -
----------------------------------------------- ------------------------------ ---------------------- -------------------
Robert M. Price                                           37,725,798                  723,223                       -
----------------------------------------------- ------------------------------ ---------------------- -------------------
Peter R. Wilson                                           37,959,173                  489,848                       -
----------------------------------------------- ------------------------------ ---------------------- -------------------


Ratification of the selection of Scott McElveen LLP
-------------------------------------------------------------------------------------------------------------------------
Shares Voted In Favor                                 Shares Voted Against       Shares Abstaining       Broker Non-Votes
----------------------------------------------- ------------------------------ ---------------------- -------------------
           38,247,049                                        114,913                   87,059                       -
----------------------------------------------- ------------------------------ ---------------------- -------------------


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

       Exhibit Number         Description

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

               4.1 Form of Convertible Note Purchase Agreement dated June 3, 2002, between Affinity Technology Group, Inc., and certain investors.

               10.1* Form of Restricted Stock Agreement between Affinity
                    Technology Group, Inc., and Joseph A. Boyle.

               10.2* Form of Stock Agreement between Affinity Technology Group,
                    Inc., and Wade H. Britt III.

               99.1 Certification Pursuant to 18 U. S. C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Denotes a Management or Director contract or arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:   /s/ Joseph A. Boyle
      Joseph A. Boyle
      Chairman, President, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Date:  August 14, 2002

                                  Exhibit Index


       Exhibit Number         Description

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

               4.1 Form of Convertible Note Purchase Agreement dated June 3, 2002, between Affinity Technology Group, Inc., and certain investors.

               10.1* Form of Restricted Stock Agreement between Affinity
                    Technology Group, Inc., and Joseph A. Boyle.

               10.2* Form of Stock Agreement between Affinity Technology Group,
                    Inc., and Wade H. Britt III.

               99.1 Certification Pursuant to 18 U. S. C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Denotes a Management or Director contract or arrangement.

                                                                    Exhibit 4.1

                         AFFINITY TECHNOLOGY GROUP, INC.



                       CONVERTIBLE NOTE PURCHASE AGREEMENT


           THIS CONVERTIBLE NOTE PURCHASE AGREEMENT (this "Agreement") is made and entered into this 3rd day of June, 2002, by and among Affinity Technology Group, Inc., a Delaware corporation (the "Company"), and each of the investors identified on Schedule 1 attached hereto (collectively, the "Purchasers").

           WHEREAS, the Company desires to enter into this Agreement with the Purchasers to sell and issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "Notes") in substantially the form attached hereto as Exhibit A; and

           WHEREAS, the obligations under the Notes issued from time to time under this Agreement shall be secured by a security interest in the Company's equity interest in decisioning.com, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("decisioning.com"), pursuant to the Security Agreement, in substantially the form attached hereto as Exhibit B (the "Security Agreement"), to be entered into between the Company and the Purchasers at Closing; and

           WHEREAS, the Purchasers desire to enter into this Agreement to acquire the Notes in the respective amounts set forth on Schedule 1 attached hereto on the terms and conditions set forth herein;

           NOW, THEREFORE, in consideration of the mutual promises, representations, warranties, covenants and conditions set forth in this Agreement, the Notes and the Security Agreement, the parties to this Agreement mutually agree as follows:

           1.        AUTHORIZATION AND SALE.

                     1.1 Authorization. The Company has authorized the issuance and sale of the Notes to the Purchasers. The Purchasers acknowledge and agree that the maturity date of any Note issued under this Agreement shall be no earlier than the first anniversary and no later than the second anniversary of the date of issuance of such Notes, as such maturity dates shall be set forth on
Schedule 1.

                     1.2 Sale. Subject to the terms and conditions hereof, each Purchaser agrees separately (and not jointly) to purchase from the Company, and the Company agrees to sell and issue to each Purchaser, a Note in the principal amount and with the maturity date as set forth next to each Purchaser's name on Schedule 1 hereto at the respective purchase price set forth opposite such Purchaser's name on Schedule 1. Each Purchaser shall pay such purchase price by check or wire transfer of immediately available funds to an account designated in writing by the Company.

           2.        CLOSING; DELIVERY.

                     2.1 Initial Closing. The initial closing of the purchase and sale of the Notes under this Agreement shall take place at the offices of the Company, 1122 Lady Street, Suite 1145, Columbia, South Carolina 29201, on June 3, 2002 (the "Initial Closing"), or at such other time and date as the parties may agree in writing.

                     2.2 Subsequent Closings. Following the Initial Closing, the Company may issue and sell additional Notes under this Agreement, on the terms set forth in this Agreement, provided that the aggregate principal amount of all Notes issued by the Company at the Initial Closing and each subsequent closing (a "Subsequent Closing" and, together with the Initial Closing, the "Closing") shall not exceed $1,500,000. Schedule 1 to this Agreement and the Security Agreement shall be amended and restated at each Subsequent Closing to reflect the Notes issued to each Purchaser under this Agreement. Any Notes issued by the Company at a Subsequent Closing shall be considered "Notes" for all purposes of this Agreement, and each additional Purchaser shall be a "Purchaser" for all purposes of this Agreement. Notwithstanding the foregoing, the Company shall not issue any Notes if an Event of Default shall have occurred and be continuing under any Note. For purposes of the immediately preceding sentence, an "Event of Default" shall have the meaning given to such term in each respective Note.

                     2.3 Delivery. At the Closing, subject to the terms and conditions hereof, the Company will deliver to the Purchasers the Notes (as set forth on Schedule 1 hereto) and the Security Agreement, each duly executed by the Company and dated the date of the Closing, and such other certificates, consents, waivers and agreements as are reasonably requested by any Purchaser (together with this Agreement and the Security Agreement, collectively the "Transaction Documents"), against payment of the purchase price therefor payable as of the date of such Closing by check or wire transfer. At the Closing, each Purchaser shall deliver to the Company the Security Agreement, duly executed by such Purchaser and dated as of the date of Closing.

                     2.4 Conditions to Closing. Each Purchaser's obligation to purchase, and the Company's obligation to sell, the Notes at the Closing is subject to the Purchasers having received a certificate, dated as of the Closing Date, of the President of the Company certifying that the board of directors of the Company has authorized the transactions contemplated by this Agreement and that the Certificate of Incorporation and Bylaws of the Company attached thereto are true, complete and correct.


           3.        REPRESENTATIONS AND WARRANTIES OF THE COMPANY

           The Company represents and warrants to the Purchasers as follows:

                     3.1 Organization and Good Standing. Each of the Company and its subsidiaries is a corporation duly organized and validly existing under the laws of Delaware. Each of the Company and its subsidiaries has all requisite corporate power and authority necessary to conduct its business as it is now being conducted and as proposed to be conducted and to own or lease the properties and assets it now owns or holds under lease, and is duly qualified and in good standing as a foreign corporation in each jurisdiction where the failure to qualify would have a material adverse effect upon its operations or financial condition. The Company owns all the issued and outstanding capital stock of decisioning.com, and no other person, firm or entity has an equity interest in decisioning.com.

                     3.2 Capital Stock. The authorized capital stock of the Company consists of 60,000,000 shares of common stock, par value $.0001 per share ("Common Stock"), and 5,000,000 shares of preferred stock, par value $.0001 per share ("Preferred Stock"). As of the close of business on May 1, 2002, (i) 40,731,355 shares of Common Stock were issued and outstanding, (ii) 2,856,690 shares of Common Stock were reserved for issuance upon exercise of options granted by the Company under the Company's stock option plans, (iii) 1,439,848 shares of Common Stock were reserved for issuance upon exercise of warrants issued by the Company to certain investors and (iv) no shares of Preferred Stock were issued and outstanding. Except as set forth in the immediately preceding sentence or in the SEC Reports (as defined below), as of May 1, 2002, there was outstanding (i) no shares of capital stock or other voting securities of the Company, (ii) no securities of the Company convertible into or exchangeable for shares of capital stock or voting securities of the Company, and (iii) no options, warrants or other rights to acquire from the Company, and no subscriptions or other rights, convertible securities, agreements, arrangements or commitments of any character, obligating the Company to issue, transfer or sell any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities of the Company or obligating the Company to grant, extend or enter into any such option, warrant, subscription or other right, convertible security, agreement, arrangement or commitment, other than under this Agreement and the Notes issued hereunder. All of the Company's outstanding securities have been duly and validly authorized and issued and are fully paid and nonassessable. The shares of Common Stock that may be issued upon conversion of the Notes are duly authorized and, when issued in accordance with the terms of the Notes, will be validly issued, fully paid and nonassessable.

                     3.3 Authorization. The Company has the full corporate power and authority to enter into this Agreement and each of the Transaction Documents and to perform all of its obligations contemplated hereunder and thereunder. The execution, delivery and performance of this Agreement and each of the Transaction Documents to which the Company is a party have been duly authorized by all necessary corporate action, and this Agreement and each of the Transaction Documents constitutes (or will constitute, upon execution thereof) a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules and laws governing specific performance, injunctive relief and other equitable remedies. No further authorization on the part of the Company, its board of directors or its stockholders is necessary to consummate the transactions contemplated by this Agreement or any of the Transaction Documents. Except for any filings required by federal or state securities laws that have been or will be made by the Company, no consent, approval, authorization or order of, or declaration by, filing or registration with, any court or governmental or regulatory agency or board is or will be required in connection with the execution and delivery of this Agreement and the Transaction Documents and the consummation of the transactions contemplated hereby or thereby.

                     3.4 SEC Reports; Financial Statements. The Company has furnished to the Purchasers the Company's proxy statement, dated as of April 30, 2002, with respect to its 2002 annual meeting of stockholders (the "Proxy Statement"), annual report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K"), and quarterly report on Form 10-Q for the quarter ended March 31, 2002 (together with the Proxy Statement and the Form 10-K, the "SEC Reports"), which contain, among other things, the Company's 2001 audited consolidated financial statements and interim unaudited consolidated condensed financial statements for the quarter ended March 31, 2002 (collectively, the "Financial Statements"). The Financial Statements consist of the consolidated statements of operations, stockholders' equity and cash flows of the Company for each of the three years in the period ended December 31, 2001, the consolidated balance sheet of the Company as of December 31, 2001, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001, and the condensed consolidated balance sheet as of March 31, 2002 (the "Balance Sheet"). As of its filing date, each SEC Document complied in all material respects with the requirements of the Securities Exchange Act of 1934, as amended, and did not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. The Financial Statements (a) are in accordance with the books and records of the Company, (b) have been prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied (subject, in the case of interim financial statements, to normal recurring year-end adjustments and the absence of notes), and (c) fairly present the financial position of the Company as of the respective dates thereof, and the results of operations and cash flows for each of the periods presented.

                     3.5 Absence of Undisclosed Liabilities. Except as disclosed in the SEC Reports, neither the Company nor any of its subsidiaries has any liabilities or obligations (whether accrued, absolute, contingent, unliquidated or otherwise, whether due or to become due) other than (a) liabilities or obligations reserved against or otherwise disclosed in the Balance Sheet, or (b) other liabilities or obligations (including accounts payable, accrued expenses, wages and salaries) that were incurred after the date of the Balance Sheet in the ordinary course of business consistent with past practice.

                     3.6 Absence of Material Changes. Except as disclosed in the SEC Reports, since the date of the Balance Sheet, the Company and its subsidiaries have conducted their business in the ordinary course, consistent with past practice, and there has not been (a) any material adverse change in the condition (financial or otherwise), results of operations, business, assets, or liabilities of the Company or any subsidiary, individually or taken together as a whole, or any event or condition which would have such a material adverse change, (b) any waiver or cancellation of any right of the Company or any subsidiary to the extent such waiver or cancellation has had or would have a material adverse effect on the condition (financial or otherwise) results of operations, business or assets of the Company or any subsidiary, or the cancellation of any material debt or claim held by the Company or any subsidiary, (c) any encumbrances upon the assets of the Company or any subsidiary, other than a Permitted Lien (as defined in Section 5(c)(ii) hereof),
(d) any sale, assignment or transfer of any tangible or intangible assets of the Company or any subsidiary, except in the ordinary course of business, (e) any loan by the Company or any subsidiary to any officer, director, employee, consultant or shareholder of the Company or any subsidiary (other than advances to such persons in the ordinary course of business in connection with bona fide business expenses), (f) any damage, destruction or loss (whether or not covered by insurance) materially and adversely affecting the assets, property, financial condition or results of operations of the Company or any subsidiary, individually and taken as a whole, (g) any change in the accounting methods, practices or policies of the Company or any subsidiary, (h) any indebtedness incurred for borrowed money by the Company or any subsidiary, other than under this Agreement, (i) any default that has not been waived or material adverse amendment or premature termination of any material contract of the Company or any subsidiary or (j) any agreement or commitment (contingent or otherwise) by the Company or any subsidiary to do any of the foregoing.

                     3.7 Title to Properties and Assets; Liens, Etc. The Company and each of its subsidiaries has good and marketable title to its properties and assets, including the properties and assets reflected in the Balance Sheet, and good title to its leasehold estates, in each case subject to no mortgage, pledge, lien, lease, encumbrance or charge, other than Permitted Liens. All facilities, equipment, fixtures, and other properties owned, leased or used by the Company and its subsidiaries are in reasonable operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. The Company and each of its subsidiaries are in substantial compliance with all material terms of each lease to which they are parties or otherwise bound.

                     3.8 Tax Matters. The Company and its subsidiaries have filed all tax returns that they are required to file pursuant to any applicable law, and all such returns are complete and correct in all material respects. The Company and its subsidiaries have paid all taxes due and owing by them and have withheld and paid over all taxes which they are obligated to withhold from amounts paid or owing to any employee, partner, creditor or other third party. Neither the Company nor any subsidiary has waived any statute of limitations with respect to taxes or agreed to any extension of time with respect to a tax assessment or deficiency. The federal income tax returns of the Company and its subsidiaries have never been audited, no federal, state or local tax audits are pending or being conducted with respect to the Company or any of its subsidiaries, no information related to tax matters has been requested by any federal, state or local taxing authority, and no notice indicating an intent to open an audit or other review has been received by the Company or any of its subsidiaries from any federal, state or local taxing authority.

                     3.9 Compliance with Law and Other Instruments. To the Company's knowledge, the Company and its subsidiaries have complied in all material respects with, and are not in material violation of, any and all statutes, laws, regulations, decrees and orders of the United States and of all states, municipalities and agencies applicable to the Company, its subsidiaries or the conduct of their respective businesses. Upon consummation of this Agreement, neither the Company nor any of its subsidiaries will be in default in any material respect in the performance of any obligation, agreement or condition contained in any bond, debenture, promissory note, indenture, loan agreement or other material contract to which it is a party or by which its properties are bound. Neither the issuance of the Notes, or the execution and delivery of this Agreement and the Transaction Documents nor the consummation of the transactions contemplated herein or therein, will (i) conflict with, constitute a breach of, constitute a default under, or an event which, with notice or lapse of time or both, would be a breach of or default under, the respective certificates of incorporation or bylaws of the Company or any of its subsidiaries, (ii) conflict with or constitute a breach of, constitute a default under, or an event which, with notice or lapse of time or both would be a breach of or default under, any agreement, indenture, mortgage, deed of trust or other instrument or undertaking to which the Company or any of its subsidiaries is a party or by which any of its properties are bound which would have a material adverse effect on the Company's business, (iii) constitute a violation of any law, regulation, judgment, order or decree applicable to the Company or any of its subsidiaries, (iv) result in the creation or imposition of any lien or material charge or encumbrance upon any property of the Company or any of its subsidiaries, other than under the Security Agreement, or (v) permit any party to terminate any agreement to which the Company or any of its subsidiaries is a party or beneficiary thereto which would have a material adverse effect on the Company's business.

                    3.10 Litigation. Except as disclosed in the SEC Reports, there is no litigation or governmental proceeding or investigation pending or, to the Company's knowledge, threatened against or affecting the Company or any of its subsidiaries, which would reasonably be expected to result in any judgment or liability which would materially and adversely affect any of the property and assets of the Company or any of its subsidiaries, or the right of the Company or any of its subsidiaries to conduct its or their businesses as now conducted or as proposed to be conducted.

                    3.11 Intellectual Property. Except as disclosed in the SEC Reports, the Company and its subsidiaries own or possess sufficient legal rights to all patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other intellectual property and proprietary rights and processes (collectively, "Intellectual Property") used in their business as now conducted and as presently proposed to be conducted, without any known infringement of the rights of others. The Company has not received any communications alleging that the Company has violated or, by conducting its business as presently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights, trade secrets or other proprietary rights of any other person or entity. The Company has transferred and assigned all of its rights under the following patents to decisioning.com: U.S. Patent No. 5870721 ("System and Method for Real Time Loan Approval"); U.S. Patent No. 5940811 ("Closed Loop Financial Transaction Method and Apparatus"); and U.S. Patent No. 6105007 ("Automatic Financial Account Processing System") (collectively, the "Patents").

                    3.12 Disclosure. Neither this Agreement nor any of the Transaction Documents contains any untrue statement of any material fact, or omits to state any material fact that is necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, complete and not misleading.

           4.        REPRESENTATIONS AND WARRANTIES OF THE PURCHASERS

           Each Purchaser hereby severally represents and warrants to the Company as follows:

                     4.1 Purchase for Own Account. Such Purchaser is acquiring the Notes and the securities into which they may be converted for its own account, for investment and not with a view to or in connection with any distribution or resale thereof. Such Purchaser does not have any contract, understanding, agreement or arrangement with any person to sell or transfer the Notes or the securities into which they may be converted.

                     4.2 Restrictions on Transfer. Such Purchaser understands that (a) neither the Notes nor any securities issuable upon conversion thereof has been registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any jurisdiction and
(b) the economic risk of an investment in the Notes must be borne for an indefinite period of time because neither the Notes nor the securities into which they may be converted may be sold or otherwise transferred unless subsequently registered under the Securities Act or an exemption from registration under the Securities Act is or becomes available.

                     4.3 Knowledge of the Purchaser. Such Purchaser (a) is knowledgeable with respect to the financial, tax and business aspects of ownership of the Notes and the securities into which they may be converted and of the business of the Company and (b) can bear the economic risk of an investment in the Notes including the complete loss thereof. By virtue of his or its own knowledge and experience in financial and business matters, such Purchaser is capable of evaluating the merits and risks of making this investment. Such Purchaser is an "accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

                     4.4 Power and Authority. Such Purchaser has the requisite power and authority to enter into this Agreement, to purchase the Notes and to carry out and perform his or its obligations under the terms of this Agreement. The execution, delivery and performance by such Purchaser of this Agreement and the other Transaction Documents to which such Purchaser is a party do not contravene the terms of such Purchaser's organizational documents and do not violate, conflict with or result in any breach or contravention of any contract or agreement of such Purchaser or constitute a violation of any law, regulation, judgment, order or decree applicable to such Purchaser

                     4.5 Due Execution. This Agreement has been duly authorized, executed and delivered by such Purchaser and, upon due execution and delivery by the Company, will be a valid and binding agreement of such Purchaser, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules and laws governing specific performance, injunctive relief and other equitable remedies.

           5.        COVENANTS.  Until the date that any amounts due under the
                                 Notes are no longer outstanding:

           (a) The Company and each of its subsidiaries will maintain true books and records of account in which full and correct entries will be made of all its business transactions pursuant to a system of accounting established and administered in accordance with GAAP consistently applied, and will set aside on its books all such proper accruals and reserves as shall be required under GAAP consistently applied.
           (b) The Company will furnish the Purchasers, promptly upon request, such information about the business, condition (financial or otherwise) or operations of the Company and its subsidiaries as the Purchasers may from time to time reasonably request, provided that the requested information is reasonably available to the Company or can be easily obtained and provided further that each requesting Purchaser shall have entered into a confidentiality agreement with the Company in form and substance reasonably satisfactory to the Company.
                     (c) The Company shall not, and shall not permit any of its subsidiaries to, directly or indirectly, take any of the following actions without first obtaining the approval of Purchasers holding at least a majority of the aggregate principal balance of all Notes then outstanding:

                               (i) create, incur, or assume any indebtedness for
                     money borrowed in excess of $500,000 in the aggregate by the Company or any of its subsidiaries other than indebtedness pursuant to this Agreement;

                               (ii) mortgage, encumber, create, or incur liens
                     on the assets of the Company or any of its subsidiaries, other than (A) under this Agreement and the Security Agreement, (B) liens incurred in the ordinary course of business, (C) liens in favor of carriers, warehousemen, mechanics, landlords and materialmen and other similar persons that are incurred in the ordinary course of business for sums not yet due and payable; (D) liens for current taxes incurred in the ordinary course of business that are not delinquent or remain payable without any penalty or are being contested in good faith by appropriate proceedings; (E) statutory liens of banks and statutory rights of set-off; (F) as to any leased assets or properties, rights of the lessors thereof, including liens evidenced by the filing, for notice purposes only, of financing statements in respect of true leases; (G) liens incurred in the ordinary course of business in connection with workers' compensation, unemployment insurance or other forms of governmental insurance or benefits, or to secure the performance of letters of credit, bids, tenders, statutory obligations, surety and appeal bonds, leases, government contracts and other similar obligations (other than obligations for borrowed money) entered into in the ordinary course of business; and (H) liens and encumbrances that do not materially detract from the value of the property subject thereto or materially impair the operations of the Company and its subsidiaries (collectively, "Permitted Liens");

                               (iii) pay, or set aside any sums for the payment
                     of, any distributions or dividends on the equity securities of the Company, or repurchase or otherwise acquire any of the Company's outstanding equity securities, other than in connection with the termination of an employee's employment with the Company or any of its subsidiaries;

                               (iv) cause decisioning.com to convey, distribute,
                     assign or transfer the Patents to the Company or any affiliate thereof; or

                                (v) agree or otherwise commit to take any of the
                     actions set forth in the foregoing  clauses (i) through
                     (iv).

                     (d) In case any one or more of the covenants and/or agreements set forth in this Agreement or the Transaction Documents shall have been breached by any party hereto, the Purchasers, with respect to a breach by the Company, and the Company, with respect to a breach by the Purchasers, may proceed to protect and enforce his or its rights either by suit in equity or by action at law or by both, including but not limited to an action for damages as a result of any such breach or an action for specific performance of any such covenant or agreement contained in the Transaction Documents.

           7.        MISCELLANEOUS.

                     7.1 Entire Agreement; Effectiveness. This Agreement and the documents referred to herein constitute the entire agreement among the parties with respect to the subject matter hereof, and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the successors and assigns of the parties. Nothing in this Agreement, express or implied, is intended to confer upon any third party any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

                     7.2 Governing Law. This Agreement shall be governed by and construed under the laws of the State of South Carolina, without regard to the conflicts of laws provisions of the State of South Carolina or any other state.

                     7.3 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                     7.4 Headings. The headings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

                     7.5 Notices. Any notice required or permitted under this Agreement shall be given in writing and shall be deemed effectively given upon personal delivery, after three business days following deposit with the United States Post Office, postage prepaid, or after one business day if sent by confirmed telecopy, addressed:

       (a)  If to the Company:   Affinity Technology Group, Inc.
                                 1122 Lady Street, Suite 1145
                                 Columbia, South Carolina 29201
                                 Attn: Joseph A. Boyle
                                 President and Chief Executive Officer
                                 Facsimile: (803) 758-2560

or at such other address as the Company shall have furnished to the Purchasers in writing; and

           (b) If to any Purchaser, the address set forth on Schedule 1 attached hereto or at such other address as such Purchaser shall have furnished to the Company in writing.

                     7.6 Severability. In case any provision of this Agreement shall be invalid, illegal or unenforceable, it shall, to the extent practicable, be modified so as to make it valid, legal and enforceable and to retain as nearly as practicable the intent of the parties, and the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

                     7.7 Delays or Omissions. No delay or omission to exercise any right, power or remedy accruing to the Company or the Purchasers upon any breach, default or noncompliance of the Purchasers or the Company under this Agreement shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent or approval of any kind or character on the part of the Company or the Purchasers of any breach, default or noncompliance under this Agreement or any waiver on the Company's or the Purchasers' part of any provisions or conditions of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing and that all remedies, whether under this Agreement, by law, or otherwise afforded to the Company and the Purchasers, shall be cumulative and not alternative.

                     7.8 Amendments and Waivers. Except as otherwise expressly provided herein, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely) with the written consent of the Company and the Purchasers holding at least a majority of the principal amount of all Notes then outstanding.

                     7.9 Survival of Covenants and Agreements, Representations and Warranties. Except as expressly provided in Section 5, all covenants and agreements contained herein or made in writing by the Company or the Purchasers in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement, the Transaction Documents and the Closing until the respective Purchaser ceases to own any Notes. All warranties and representations contained herein shall survive for a period of two years after the Closing.

                     7.10 Further Assurances. Prior to and after the Closing, at the request of the Purchasers, the Company will take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate in doing, as the Purchasers may reasonably deem necessary or desirable, all things necessary to consummate and make effective, in a practicable manner, the Closing and the other transactions contemplated by this Agreement and the Transaction Documents, including, without limitation, (a) the execution and delivery of any additional waivers, consents, confirmations, agreements, instruments or documents, or the taking of all actions, whether prior to or after the Closing, necessary to issue and sell the Notes to the Purchasers and
(b) to otherwise carry out the purpose and intent of this Agreement and the Transaction Documents.

           IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date of Closing.


THE COMPANY:                             AFFINITY TECHNOLOGY GROUP, INC.
                                         a Delaware corporation



                                         By:
                                            ------------------------------------
                                         Joseph A. Boyle
                                         President and Chief Executive Officer



             [SIGNATURE PAGES FOR THE PURCHASERS FOLLOW THIS PAGE.]

                            PURCHASER SIGNATURE PAGE




Principal Amount of
Note Purchased:  $


                                         By:
                                           -------------------------------------
                                         Name:
                                           -------------------------------------
                                         Title:
                                           -------------------------------------

                                   Schedule 1


Name and Address      Principal Amount
of Purchaser          of Note Acquired       Purchase Price       Maturity Date
----------------      ----------------       --------------       -------------

                           8% CONVERTIBLE SECURED NOTE


NEITHER THIS NOTE NOR THE SECURITIES ISSUABLE UPON CONVERSION HEREOF HAVE BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE OR UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THIS NOTE AND THE SECURITIES ISSUABLE UPON CONVERSION HEREOF ARE RESTRICTED AND MAY NOT BE OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENTS.


No. X                                                              US $XXXXXX


                         Affinity Technology Group, Inc.

                  8% CONVERTIBLE SECURED NOTE DUE JUNE XX, 2004

           THIS NOTE is issued by Affinity Technology Group, Inc., a corporation organized and existing under the laws of the State of Delaware (the "Company"), and is designated as its 8% Convertible Secured Note Due June XX, 2004.

           FOR VALUE RECEIVED, the Company promises to pay to XXX XXX, or his or its permitted assigns (the "Holder"), the principal sum of XXXXX XXXXXXX and 00/100 Dollars ($XXX,XXX) plus interest on the principal sum outstanding from time to time at the rate of 8% per annum on June XX, 2004 (the "Maturity Date"). Accrual of interest shall commence on the first day after the date of initial issuance and continue until payment in full of the principal sum has been made or duly provided for. If the Maturity Date is not a business day in the State of South Carolina, then such payment shall be made on the next succeeding business day. The delivery of a check shall constitute payment of principal and interest hereunder and shall satisfy and discharge the liability for principal and interest under this Note to the extent of the sum represented by such check plus any amounts withheld in accordance with paragraph 1 below.

           This Note is subject to the following additional provisions:

1. The Company shall be entitled to withhold from all payments of interest on this Note any amounts required to be withheld under the applicable provisions of federal and state income tax laws and other applicable laws at the time of such payments, and the Holder shall execute and deliver all required documentation in connection therewith.

2. This Note has been issued in reliance upon investment representations of the original purchaser hereof and may be resold, transferred and disposed of only in compliance with the Securities Act of 1933, as amended (the "Act"), and all applicable state and foreign securities laws. The Holder shall deliver written notice to the Company of any proposed transfer of this Note. In the event of any proposed transfer of this Note, the Company may require, prior to issuance of a new Note in the name of the transferee, that it receive reasonable transfer documentation (including legal opinions) that the transfer of the Note will not cause a violation of the Act or any applicable state or foreign securities laws. Prior to due presentment for transfer of this Note, the Company and any agent of the Company may treat the person in whose name this Note is duly registered on the Company's Note Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Note be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary. This Note has been executed and delivered pursuant to the Convertible Note Purchase Agreement, dated as of June XX, 2002, between the Company and the Purchasers named therein (the "Purchase Agreement"), and is subject to the terms and conditions of the Purchase Agreement, which are, by this reference, incorporated herein and made a part hereof. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to them in the Purchase Agreement.

3. The Holder of this Note is entitled, at its option, to convert, at any time commencing on the date hereof, the principal amount of this Note or any portion thereof into shares of Common Stock of the Company (the "Conversion Shares") at a conversion price for each share of Common Stock (the "Conversion Price") equal to $0.20 per share (subject to adjustment, as equitable, for stock splits, stock dividends, reverse stock splits, recapitalizations and similar transactions). If the Holder shall elect to convert all or a portion of the principal amount of this Note, the Company shall, concurrently with such conversion, pay all accrued and unpaid interest in respect of the principal amount of this Note being converted. Payment of accrued and unpaid interest shall be made, at the Company's option, (a) in cash in accordance with the terms of this Note or (b) by converting such accrued and unpaid interest into Conversion Shares at the Conversion Price.

4. The rate of interest on this Note shall be eight percent (8%), per annum, on the outstanding principal until paid or converted. Subject to Section 3, the Company shall pay accrued and unpaid interest in cash.

5. The Company may prepay principal and interest under this Note in whole or in part at any time. The Company shall pay a prepayment fee of eight percent (8%) of the principal amount being prepaid for any prepayments made during the first year following the issuance of this Note, and the Company shall pay a prepayment fee of four percent (4%) of the principal amount being prepaid for any prepayments made during the second year following the issuance of this Note. The Company shall give the Holder at least five (5) days' notice prior to the date of prepayment of any portion of this Note (the "Prepayment Date") and shall include in such notice the portion of the outstanding principal amount of this Note that it intends to prepay pursuant to this Section 5. The Holder shall have the right to convert the then outstanding principal amount of this Note (or any portion hereof) into Conversion Shares in accordance with Section 3 of this Note until the close of business on the business day immediately prior to any Prepayment Date.

6. On the Maturity Date, the Company will pay the principal of and any accrued but unpaid interest due upon this Note, less any amounts required by law to be deducted, to the registered holder of this Note, and such payment shall be sent to such holder at the last address appearing on the Note Register.

7. Conversion shall be effectuated by surrendering this Note to the Company together with the form of conversion notice attached hereto as Exhibit A (the "Notice of Conversion"), executed by the Holder, evidencing such Holder's intention to convert this Note or a specified portion (as above provided) hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. If this Note shall have been converted in part, the Company shall deliver to the Holder a new Note evidencing the rights of the Holder to convert the unconverted portion of this Note, which new Note shall in all other respects be identical to this Note. Interest accrued or accruing from the date of issuance to the date of conversion shall be paid as set forth above. No fraction of a share or scrip representing a fraction of a share will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which Notice of Conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes the duly executed Notice of Conversion to the Company. Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number (803) 758-2560, Attn: Joseph A. Boyle, President and Chief Executive Officer of the Company. Certificates representing Common Stock issuable upon conversion will be delivered to the Holder within five business days from the date the Notice of Conversion is delivered to the Company. Delivery of shares upon conversion shall be made to the address specified by the Holder in the Notice of Conversion.

8. No recourse shall be had for the payment of the principal of, or the interest on, this Note, or for any claim based hereon, or otherwise in respect hereof, against any shareholder, employee, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

9. In case of any (1) merger or consolidation of the Company into another company, or (2) sale by the Company of all or substantially all the assets of the Company in one or a series of related transactions, the Holder shall have the right to (A) deem such an occurrence an Event of Default and exercise its rights of prepayment pursuant to Section 12 herein, (B) convert its aggregate principal amount of this Note then outstanding into the shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such merger, consolidation or sale, and the Holder shall be entitled upon such event or series of related events to receive such amount of securities, cash and property as the shares of Common Stock into which such aggregate principal amount of this Note could have been converted immediately prior to such merger, consolidation or sale would have been entitled, or (C) in the case of a merger or consolidation, (x) require the surviving entity to issue convertible Notes in such face amount, as the case may be, equal to the aggregate principal amount of this Note then held by the Holder, plus all accrued and unpaid interest and other amounts owing thereon, which newly issued Notes shall have terms identical (including with respect to conversion) to the terms of this Note and shall be entitled to all of the rights and privileges of the Holder of this Note set forth, and (y) simultaneously with the issuance of such convertible Notes, shall have the right to convert such instrument only into shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such merger or consolidation. In the case of clause (C), the conversion price applicable for the newly issued convertible Notes shall be based upon the amount of securities, cash and property that each share of Common Stock would receive in such transaction and the Conversion Price in effect immediately prior to the effectiveness or closing date for such transaction. The terms of any such merger, sale or consolidation shall include such terms so as to continue to give the Holder the right to receive the securities, cash and property set forth in this Section upon any conversion or redemption following such event. This Section shall similarly apply to successive such events.

10. The Holder of this Note, by acceptance hereof, agrees that this Note is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Note or the Conversion Shares issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state or foreign securities laws or similar laws relating to the sale of securities.

11. This Note shall be governed by and construed in accordance with the laws of the State of South Carolina. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of Columbia or the state courts of the State of South Carolina sitting in the City of Columbia in connection with any dispute arising under this Note and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions.

12.        The following shall constitute an "Event of Default":

a. The Company shall default in the payment of principal or interest on this Note and same shall continue for a period of ten (10) business days; or

b. There shall occur an Event of Default under any Note issued under the Purchase Agreement that is not waived by the holder thereof; or

c. Any of the material representations or warranties made by the Company in the Purchase Agreement shall be false or misleading in any material respect at the time made; or

d. The Company shall fail to perform or observe, in any material respect, any other material covenant, term, provision, condition, agreement or obligation of the Company under the Purchase Agreement, the Security Agreement executed in connection therewith or this Note and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

e. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

f. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within one hundred and twenty days (120) after such appointment; or

g. Any governmental agency or any court of competent jurisdiction, at the instance of any governmental agency, shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and such action shall not be dismissed within one hundred and twenty days
     (120) days thereafter; or

h. Any money judgment, writ or warrant of attachment, or similar process in excess of Five Hundred Thousand Dollars ($500,000) in the aggregate shall be entered against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of one hundred and twenty days (120) days; or

i. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within one hundred and twenty days (120) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in, any such proceeding; or


j. There shall be a Change in Control of the Company. For such purposes, a Change in Control shall be deemed to occur as of: (i) the date on which any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Act of 1934, as amended (the "1934 Act") becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the 1934 Act) of shares representing more than 25% of the combined voting power of the then-outstanding securities entitled to vote generally in elections of directors of the Company ("Voting Stock"); (ii) the date on which the stockholders of the Company approve a definitive agreement under which the Company will consolidate with or merge into any other corporation, or convey, transfer or lease all or substantially all of its assets to any person, or any other corporation will merge into the Company, and, in the case of any such transaction, the outstanding Common Stock of the Company will be converted into cash, securities or other property, unless the stockholders of the Company immediately before such transaction own, directly or indirectly immediately following such transaction, at least 51% of the combined voting power of the outstanding securities of the corporation resulting from such transaction in substantially the same proportion as their ownership of the Voting Stock immediately before such transaction; or (iii) the date on which there shall have been a change in a majority of the Board of Directors of the Company within a 12-month period unless the nomination for election of each new director was approved by the vote of a majority of the directors then still in office who were in office at the beginning of the 12-month period.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this
Note immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

13. Nothing contained in this Note shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a stockholder in respect of any meeting of stockholders or any rights whatsoever as a stockholder of the Company, unless and to the extent converted in accordance with the terms hereof.



                     [THE NEXT PAGE IS THE SIGNATURE PAGE.]

           IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated:  June XX, 2002

                                         AFFINITY TECHNOLOGY GROUP, INC.


                                         By:
                                           -------------------------------------
                                           Joseph A. Boyle
                                           President and Chief Executive Officer

Attest:


---------------------

                                    EXHIBIT A

                              NOTICE OF CONVERSION


     (To be Executed by the Registered Holder in order to Convert the Note)

     The undersigned hereby irrevocably elects to convert $ ______________ of the principal amount of the above Note No. _____ into shares of Common Stock of Affinity Technology Group, Inc. according to the terms hereof, as of the date written below.

Date of Conversion
                   -------------------------------------------------------------

Signature
          ----------------------------------------------------------------------
                                    [Name]

Address:
         -----------------------------------------------------------------------

                                                                     EXHIBIT B

                             SECURITY AGREEMENT


THIS SECURITY AGREEMENT, dated as of the 3rd day of June, 2002 (the "Security Agreement"), is made by and among Affinity Technology Group, Inc., a Delaware corporation (the "Company"), whose address is 1122 Lady Street, Suite 1145, Columbia, South Carolina 29201, and each of the investors identified on Schedule 1 attached hereto (collectively, the "Purchasers"). WHEREAS, the Company and the Purchasers have entered into a Convertible Note Purchase Agreement, dated as of June 3, 2002 (the "Note Purchase Agreement"), pursuant to which the Company has issued and sold to the Purchasers its 8% convertible secured notes (the "Notes"); and WHEREAS, to induce the Purchasers to enter into the Note Purchase Agreement and acquire the Notes, the Company has agreed to enter into this Security Agreement and to grant to the Purchasers a security interest in the Collateral (as defined below); NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchasers hereby agree for themselves, their successors and assigns, as follows:

DEFINITIONS
           For purposes of this Security Agreement, in addition to the terms defined elsewhere herein, the following terms shall have the meanings set forth below: "Collateral" shall mean, collectively, the Company's interest in all issued and outstanding shares (the "Shares") of common stock, par value $.001 per share, of decisioning.com, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the "Subsidiary"), together with all (a) certificates, instruments and entries upon the books of the Subsidiary evidencing the foregoing, (b) rights to receive interest, dividends, distributions, returns of capital and other amounts in respect thereof, (c) additional stock, warrants, options, securities, interests and other property from time to time paid or payable or distributed and/or distributable in respect thereof, and (d) all proceeds of any of the foregoing. For purposes of this Security Agreement, the term "proceeds" shall mean and include all cash, securities and other property for any nature received or receivable upon the sale, exchange or other disposition of a realization upon any Collateral, together with distributions in respect of any Collateral, including pursuant to any liquidation, reorganization or similar proceeding with respect to the Company or the Subsidiary. "Collateral Agent" shall mean XXX XXXX, a resident of XXX, XXXXX, and a Purchaser under the Note Purchase Agreement. "Event of Default" shall have the meaning given to such term in the Notes.
"Obligations" shall mean the Company's indebtedness and other obligations under the Notes issued from time to time pursuant to the Note Purchase Agreement.
           All terms in this Security Agreement that are not capitalized shall have the meanings provided by the Uniform Commercial Code of South Carolina to the extent the same are used or defined therein.

CREATION OF SECURITY INTEREST
           To secure the prompt payment and other performance of the Obligations under the Notes as issued from time to time under the Note Purchase Agreement, the Company hereby grants, pledges, assigns and delivers to the Collateral Agent, for the ratable benefit of the Purchasers, a security interest in the Collateral.
           The Company shall execute and deliver to the Collateral Agent, concurrent with the execution of this Security Agreement, (a) all certificates evidencing the Collateral, together with the endorsement of the Company and undated stock powers or other necessary instruments of transfer or assignment, duly executed in blank, (b) all related UCC financing statements, and (c) all other documents or instruments as may, from time to time, be reasonably necessary to fully carry out the intent of this Security Agreement in order to perfect and maintain the security interest and lien created hereunder, as a legal, valid, and binding security interest and lien upon the Collateral.
           The Company does hereby irrevocably make, constitute and appoint the Collateral Agent as the true and lawful attorney of the Company with power to, upon the occurrence and during the continuance of an Event of Default, take or bring at the Company's cost, in the Company's name or in the name of the Purchasers, all steps, actions and suits deemed by the Collateral Agent and the Purchasers to be necessary or desirable to effect foreclosure on, and collections of, the Collateral. This power, being coupled with an interest, is irrevocable so long as any of the Obligations remain unpaid.

           Neither the Purchasers or the Collateral Agent nor their respective attorneys will be liable for any act or omission nor for any error of judgment or mistake of fact unless such act, omission, error or mistake shall occur as a result of the willful misconduct of such persons.

appointment of COLLATERAL agent
           Without in any way limiting the rights of the Purchasers hereunder or otherwise, the Purchasers hereby appoint the Collateral Agent to hold the Collateral and any and all certificates evidencing the Collateral for the ratable benefit of all Purchasers hereunder. The Collateral Agent hereby accepts such appointment and agrees to hold the Collateral and such certificates for the ratable benefit of all Purchasers.

PRIORITY OF SECURITY INTERESTS
           The Company warrants and represents that as to those assets for which perfection may be accomplished by filing under the UCC, the security interests granted to the Collateral Agent for the ratable benefit of the Purchasers hereunder, when properly perfected by filing, shall constitute at all times a valid and perfected security interest in and upon the Collateral vested in the Collateral Agent for the ratable benefit of the Purchasers. The Company further warrants and represents that the security interests in the Collateral granted hereunder are not and hereinafter shall not become subordinate or junior to any other security interests, liens or claims in the Collateral.

                                    ARTICLE V

                            COVENANTS OF THE COMPANY

           5.1 So long as no Event of Default shall have occurred and be continuing, the Company may, in any lawful manner not inconsistent with the provisions of this Security Agreement and the Note Purchase Agreement, use, control and manage the Collateral in the operation of its business, and receive and use the income, revenue and profits arising therefrom and the proceeds thereof, in the same manner and with the same effect as if this Security Agreement had not been made; provided, however, that without the written consent of the Purchasers holding at least a majority of the aggregate principal balance of all Notes then outstanding, the Company will not sell, assign or otherwise dispose of, grant any option with respect to, or mortgage, pledge, grant any lien with respect to or otherwise encumber any of the Collateral or any interest therein, except for the security interest created in favor of the Collateral Agent hereunder and except as may be otherwise expressly permitted in accordance with the terms of this Security Agreement and the Note Purchase Agreement.

           5.2 So long as no Event of Default shall have occurred and be continuing, the Company shall be entitled to exercise all voting rights pertaining to the Shares, and for that purpose the Collateral Agent will execute and deliver or cause to be executed and delivered to the Company all such proxies and other instruments as the Company may reasonably request in writing to enable the Company to exercise such voting rights; provided, however, that the Company will not cast any vote, give any consent, waiver or ratification, or take or fail to take any action in any manner that would, or could reasonably be expected to, violate or be inconsistent with any of the terms of this Security Agreement or the Note Purchase Agreement, or have the effect of impairing the position or interests of the Collateral Agent or any Purchaser.

           5.3 So long as no Event of Default shall have occurred and be continuing (or would occur as a result thereof), and except as provided otherwise herein, all interest, income, dividends, distributions and other amounts payable in cash in respect of the Shares may be paid to and retained by the Company; provided, however, that all such interest, income, dividends, distributions and other amounts shall, at all times after the occurrence and during the continuance of an Event of Default, be paid to the Collateral Agent for the ratable benefit of all the Purchasers and retained by it as part of the Collateral. The Collateral Agent shall also be entitled at all times (whether or not during the continuance of an Event of Default) to receive directly, and to retain as part of the Collateral, (a) all interest, income, dividends, distributions or other amounts paid or payable in cash or other property in respect of the Shares in connection with the dissolution, liquidation, recapitalization or reclassification of the capital of the Subsidiary to the extent representing an extraordinary, liquidating or other distribution in return of capital, (b) all additional equity interests or other securities or property (other than cash) paid or payable or distributed or distributable in respect of the Shares in connection with any noncash dividend, distribution, return of capital, spin-off, stock split, split-up, reclassification, combination of shares or similar rearrangement, and (c) without affecting any restrictions against such actions contained in this Security Agreement, all additional capital stock, equity interests or other securities or property (including cash) paid or payable or distributed or distributable in respect of the Shares in connection with any consolidation, merger, exchange of securities, liquidation or other reorganization. All interest, income, dividends, distributions or other amounts that are received by the Company in violation of the provisions of this Section shall be received in trust for the benefit of the Collateral Agent, shall be segregated from other property or funds of the Company and shall be forthwith delivered to the Collateral Agent as Collateral in the same form as so received (with any necessary endorsements).

           5.4 If the Company shall, at any time and from time to time after the date hereof, acquire any additional capital stock or other equity interests in the Subsidiary, the same shall be automatically deemed to be Collateral, and to be pledged to the Collateral Agent pursuant to Section 2.1, and the Company will forthwith pledge and deposit the same with the Collateral Agent for the ratable benefit of the Purchasers and deliver to the Collateral Agent any certificates or instruments therefor, together with the endorsement of the Company and undated stock powers or other necessary instruments of transfer or assignment, duly executed in blank, to the Collateral Agent for the ratable benefit of the Purchasers, together with such other certificates and instruments as the Collateral Agent may reasonably request (including UCC financing statements or appropriate amendments thereto).

           5.5 Unless the Company shall have obtained the written consent of the Purchasers holding at least a majority of the aggregate principal balance of all Notes then outstanding:

           (a) The Company will cause the Shares pledged by it hereunder to constitute at all times 100% of the outstanding capital and equity interests in the Subsidiary, such that the Subsidiary shall be a wholly-owned subsidiary of the Company; and

           (b) The Company will not cause or permit the Subsidiary to issue or sell any new capital stock in the Subsidiary, any warrants, options or rights to acquire any such capital stock, or other equity interests in the Subsidiary of any nature to any person, firm or entity other than the Company, or cause, permit or consent to the admission of any other person, firm or entity as a stockholder, partner or member of the Subsidiary.
I
DEFAULT
           6.1 Subject to the immediately succeeding sentence, if an Event of Default shall have occurred and be continuing, the Purchasers shall have, in addition to any other rights and remedies contained in this Security Agreement, all the rights and remedies of a secured party under the Uniform Commercial Code, and all other rights and remedies provided by law, all of which shall be cumulative to the extent permitted by law. Upon the occurrence of an Event of Default and at any time thereafter if such or any other Event of Default shall then be continuing, the Purchasers, acting by the written consent of the Purchasers holding at least two-thirds of the aggregate principal balance of all Notes then outstanding, shall have the right without further notice to the Company to settle, compromise or release, in whole or in part, any amounts owing on the Collateral, to prosecute any action, suit or proceeding with respect to the Collateral, to sell, assign and deliver the Collateral (or any part thereof), at public or private sale, at broker's board, for cash, upon credit or otherwise, at the Purchasers' sole option and discretion and the Purchasers may bid or become purchasers at any such sale, if public, free from any right of redemption, which is hereby expressly waived. The net cash proceeds resulting from the exercise of any of the foregoing rights or remedies shall be applied by the Purchasers to the payment of the Obligations in such order as the Purchasers may elect, and the Company shall remain liable to the Purchasers for any deficiency, together with interest thereon at the rate provided in the Notes, and the cost and expenses of collection of such deficiency, including (to the extent permitted by law), without limitation, attorneys' fees, expenses and disbursements.
           6.2 If at any time or times hereafter the Purchasers or the Collateral Agent employ counsel for advice with respect to this Security Agreement, or to intervene, file a petition, answer, motion or other pleading in any suit or proceeding relating to this Security Agreement or relating to any Collateral, or to protect, take possession of, or liquidate any Collateral, or to attempt to enforce any security interest or lien in any Collateral, or to represent the Purchasers in any pending or threatened litigation with respect to the affairs of the Company in any way relating to any of the Collateral or to the Obligations or to enforce any rights of the Purchasers or liabilities of the Company, account debtors, or any other person, firm or corporation which may be obligated to the Purchasers by virtue of this Security Agreement or any instrument or document now or hereafter delivered to the Purchasers by or for the benefit of the Company, then in any of such events, all of the attorneys' fees arising from such services, and any expenses, costs and charges relating thereto, shall become a part of the Obligations secured by the Collateral payable on demand.
I
MISCELLANEOUS
           7.1 The laws of the State of South Carolina shall govern this Security Agreement.
           7.2 All notices and other communications hereunder shall be in writing and shall be deemed to have been validly served, given or delivered (a) upon receipt, if delivered personally or by fax, or (b) three (3) days after deposit in the United States mails with postage prepaid, and addressed to the party to be notified as provided above, if sent by mail.
           7.3 Except as otherwise expressly provided herein, any term of this Security Agreement may be amended and the observance of any term of this Security Agreement may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely) with the written consent of the Company and the Purchasers holding at least a majority of the principal amount of all Notes then outstanding.
           7.4 The terms and conditions of this Security Agreement shall inure to the benefit of and be binding upon the successors and assigns of the parties. Nothing in this Security Agreement, express or implied, is intended to confer upon any third party any rights, obligations or liabilities under or by reason of this Security Agreement, except as expressly provided in this Security Agreement.

                     [THE NEXT PAGE IS THE SIGNATURE PAGE.]

           IN WITNESS WHEREOF, this Security Agreement has been executed as of the day and year first above written.



THE COMPANY:                             AFFINITY TECHNOLOGY GROUP, INC.,
                                         a Delaware corporation




                                         By:
                                            ------------------------------------
                                           Joseph A. Boyle
                                           President and Chief Executive Officer




             [SIGNATURE PAGES FOR THE PURCHASERS FOLLOW THIS PAGE.]

                            PURCHASER SIGNATURE PAGE


Principal Amount of
  Note Purchased:  $xxx,xxx


                                         By:
                                               ---------------------------------
                                         Name:
                                               ---------------------------------
                                         Title:
                                               ---------------------------------

                                   Schedule 1

Name and Address     Principal Amount
of Purchaser         of Note Acquired       Purchase Price       Maturity Date
---------------      ----------------       --------------       -------------

                                                                   Exhibit 10.1

                        AFFINITY TECHNOLOGY GROUP, INC.
                          1122 Lady Street, Suite 1145
                               Columbia, SC 29201


                                 March 20, 2002



Mr. Joseph A. Boyle
President and Chief Executive Officer
Affinity Technology Group, Inc.
1122 Lady Street, Suite 1145
Columbia, SC 29201

           Re:       Restricted Stock Award

Dear Joe:

           On behalf of Affinity Technology Group, Inc., a Delaware corporation (the "Company"), I am writing this letter to evidence and confirm the award by the Company to you of 500,000 shares of the Company's common stock, par value $.0001 per share, as authorized by the Board of Directors at its March 20, 2002 meeting. These shares are being awarded to you as partial consideration of your agreement to forego your cash compensation for the first six months of 2002. Although these shares will vest immediately upon the effective date of grant (March 20, 2002), they have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold, transferred or otherwise disposed of unless they are registered under the Securities Act or there is an exemption from registration available. Please confirm our agreement regarding your restricted shares by signing this letter where indicated below and returning a copy of it to me for our files.

                                         Sincerely,



                                         Sean Douglas
                                         Senior Vice President - Finance,
                                         Operations and Administration



ACCEPTED AND AGREED to effective
the 20th day of March, 2002.


--------------------------------
Joseph A. Boyle

                                                                   Exhibit 10.2



                         AFFINITY TECHNOLOGY GROUP, INC.
                          1122 Lady Street, Suite 1145
                               Columbia, SC 29201


                                  June 3, 2002



Wade H. Britt III
c/o Affinity Technology Group, Inc.
1122 Lady Street, Suite 1145
Columbia, SC 29201

           Re:       Restricted Stock Award

Dear Wade:

           On behalf of Affinity Technology Group, Inc., a Delaware corporation (the "Company"), I am writing this letter to evidence and confirm the award by the Company to you of 70,000 shares of the Company's common stock, par value $.0001 per share, as authorized by the Special Committee of the Board of Directors by written consent effective May 31, 2002. These shares are being awarded to you for your role in identifying and introducing the Company to prospective investors in connection with the Company's convertible note offering. Although these shares will vest immediately upon the effective date of grant (June 3, 2002), they have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold, transferred or otherwise disposed of unless they are registered under the Securities Act or there is an exemption from registration available. Please confirm our agreement regarding your restricted shares by signing this letter where indicated below and returning a copy of it to me for our files.

                                         Sincerely,



                                         Joseph A. Boyle
                                         President and Chief Executive Officer




ACCEPTED AND AGREED to effective
the 3rd day of June, 2002.


--------------------------------
Wade H. Britt III

                                                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with the Quarterly Report of Affinity Technology Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph A. Boyle, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Joseph A. Boyle

Joseph A. Boyle
President, Chief Executive Officer
      and Chief Financial Officer
August 14, 2002