Form 10-Q
period 2002-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2002-11-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002         Commission file number: 0-28152

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

40,881,355 shares of Common Stock, $0.0001 par value, as of November 1, 2002.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE


PART I.FINANCIAL INFORMATION
 ITEM 1.Financial Statements
   Condensed Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001                                                                3
   Condensed Consolidated Statements of Operations for the three and nine months
     ended September 30, 2002 and 2001                                                4
   Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2002 and 2001                                                      5
   Notes to Condensed Consolidated Financial Statements                               6
 ITEM 2.Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                            9
 ITEM 3.Quantitative and Qualitative Disclosures About Market Risk                   13
 ITEM 4.Controls and Procedures                                                      13
PART II. OTHER INFORMATION
 ITEM 1. Legal Proceedings                                                           13
 ITEM 6.Exhibits and Reports on Form 8-K                                             13
Signature                                                                            14
Certification                                                                        15

Part I.  Financial Information

Item 1.   Financial Statements

Affinity Technology Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                September 30,
                                                                     2002            December 31,
                                                                 (Unaudited)             2001
                                                       ------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                        $250,789              $27,720
  Receivables, less allowance for doubtful accounts of
   $19,601 and $10,601 at September 30, 2002 and
   December 31, 2001, respectively                                   18,504              459,107
  Inventories                                                        55,379              100,379
  Other current assets                                               53,892              114,490
                                                       ------------------------------------------
Total current assets                                                378,564              701,696

Property and equipment, net                                         116,447              182,918
Software development costs, less accumulated
 amortization of $709,660 and $670,858 at September 30,
 2002 and December 31, 2001, respectively                             1,313               40,114
Other assets                                                          2,276                2,929
                                                       ------------------------------------------
Total assets                                                       $498,600             $927,657
                                                       ==========================================
Liabilities and stockholders' (deficiency) equity
Current liabilities:
  Accounts payable                                                  $59,076             $139,758
  Accrued expenses                                                  214,822              219,371
  Convertible debenture                                                   -              225,090
                                                       ------------------------------------------
Total current liabilities                                           273,898              584,219
                                                       ------------------------------------------

Convertible notes                                                   830,336                    -
                                                       ------------------------------------------

Commitments and contingent liabilities
Stockholders' equity:
  Common stock, par value $0.0001; authorized
   60,000,000 shares, issued 43,049,363 and 42,399,363
   shares at September 30, 2002 and December 31, 2001,
   respectively                                                       4,305                4,240
  Additional paid-in capital                                     70,441,149           70,386,464
  Common stock warrants                                              52,000               52,000
  Treasury stock, at cost (2,168,008  shares at
   September 30, 2002 and December 31, 2001)                     (3,505,287)          (3,505,287)
  Accumulated deficit                                           (67,597,801)         (66,593,979)
                                                       ------------------------------------------
Total stockholders' (deficiency) equity                            (605,634)             343,438
                                                       ------------------------------------------
Total liabilities and stockholders' equity                         $498,600             $927,657
                                                       ==========================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                 Three months ended               Nine months ended
                                                    September 30,                   September 30,
                                                2002            2001            2002            2001
                                       -------------------------------  ------------------------------
Revenues:
   Transactions                               $10,486         $63,396        $104,849        $207,048
   Professional services                            -         227,399               -         248,171
   Other income                                36,921          16,469          51,111         743,548
                                       ---------------------------------------------------------------
       Total revenue                           47,407         307,264         155,960       1,198,767
Costs and expenses:
   Cost of revenues                             1,707          26,289          14,319          53,133
   Research and development                         -          99,905               -         414,389
   Selling, general and administrative
    expenses                                  262,445         598,297       1,092,731       2,557,666
                                       -------------------------------  ------------------------------
       Total costs and expenses               264,152         724,491       1,107,050       3,025,188
                                       -------------------------------  ------------------------------
Operating loss                               (216,745)       (417,227)       (951,090)     (1,826,421)
Interest income                                   996             819             996          10,100
Interest expense                              (18,857)        (36,547)        (53,728)       (102,846)
                                       -------------------------------  ------------------------------
Loss from continuing operations             $(234,606)      $(452,955)    $(1,003,822)    $(1,919,167)
Income from operations of discontinued
     subsidiary                                     -          77,805               -         124,413
                                       -------------------------------  ------------------------------
Net loss                                    $(234,606)      $(375,150)    $(1,003,822)    $(1,794,754)
                                       ===============================  ==============================
Loss per share - basic and diluted:
Continuing operations                          $(0.01)         $(0.01)          (0.02)          (0.05)
                                       ===============================  ==============================
Net loss per share                             $(0.01)         $(0.01)          (0.02)          (0.05)
                                       ===============================  ==============================
Shares used in computing net loss per
 share                                     40,881,355      40,231,355      40,648,388      37,253,508
                                       ===============================  ==============================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                            Nine months ended
                                                               September 30,
                                                         2002             2001
                                                 --------------------------------
Operating activities
Net loss                                            $(1,003,822)     $(1,794,754)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                       115,210          625,265
    Amortization of deferred compensation                     -           31,804
    Provision for doubtful accounts                       9,000           45,000
    Inventory valuation allowance                        45,000           90,000
    Deferred revenue                                          -         (566,035)
    Other                                                63,986           18,807
    Changes in current assets and liabilities:
       Accounts receivable                              431,603         (833,189)
       Net investment in sales-type leases                    -          157,139
       Inventories                                            -           11,895
       Other current assets                              60,597           96,813
       Accounts payable and accrued expenses            (80,724)        (104,333)
                                                 --------------------------------
Net cash used in operating activities                  (359,150)      (2,221,588)

Investing activities
Purchases of property and equipment, net                 (4,044)         (89,971)
                                                 --------------------------------
Net cash used in investing activities                    (4,044)         (89,971)

Financing activities
Proceeds from convertible notes                         625,000                -
Proceeds from notes payable                                   -       18,349,081
Payments on notes payable                               (38,737)     (16,492,969)
Exercise of warrants                                          -              347
                                                 --------------------------------
Net cash provided by financing activities               586,263        1,856,459
                                                 --------------------------------
Net increase (decrease) in cash                         223,069         (455,100)

Cash and cash equivalents at beginning of period         27,720          646,198
                                                 --------------------------------
Cash and cash equivalents at end of period             $250,789         $191,098
                                                 ================================
See accompanying notes.

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

     The Company is evaluating alternatives to secure sufficient additional working capital to continue its business activities through 2003 and beyond. Such alternatives include the placement of additional debt and/or equity securities and the possible sale of certain assets. Pursuant to its capital-raising initiatives, in June 2002, the Company sold its convertible secured notes as more fully discussed in Note 6 - Convertible Notes.

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

3. Inventories

   Inventories consist of the following:


                                              September 30,       December 31,
                                                  2002                2001
                                            ---------------------------------
Electronic parts and other components           $312,164            $312,164
Work in process                                   28,784              28,784
Finished goods                                   744,324             744,324
                                            ---------------------------------
                                               1,085,272           1,085,272
Reserve for obsolescence                      (1,029,893)           (984,893)
                                            ---------------------------------
                                                 $55,379            $100,379
                                            =================================

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

5. Convertible Debenture

     On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was $0.3542 per share. AMRO exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

     In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price of a warrant to acquire 720,000 shares issued to the investor under the Company's equity line agreement from $0.8554 per share to $0.05 per share. The effect of such warrant repricing was not material to the Company's financial statements. The outstanding principal and interest under the debenture as of the date it was amended was $703,435.

     In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are more fully discussed in Note 6. - Convertible Notes.

6. Convertible Notes

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital-raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note to AMRO in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture as discussed above. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, Decisioning.com, Inc. Decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

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

     Due to capital constraints, the Company has suspended efforts to deploy its products and services that utilize DeciSys/RT(R), including the Affinity Automated Loan Machine (the ALM(R)), the Mortgage ALM, the e-xpert(R) Lender system, iDEAL and rtDS. The Company's one remaining loan processing contract was terminated in October 2002, and the Company has suspended all of its loan processing operations. Currently, the Company is exploring ways to license certain of its patents.

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital-raising initiatives. The principal amount of the notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture as discussed under "Liquidity and Capital Resources." The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, Decisioning.com, Inc. Decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash will be sufficient to fund its operations through the end of the first quarter of 2003. Accordingly, to remain viable the Company must raise additional capital or generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital or generate working capital through the sale of patent licenses, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be g iven that the Company will be able to raise additional capital or internally generate working capital in a manner that would allow it to continue its operations.

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

     Both of the Company's patents covering fully-automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to requests by third parties who have challenged the validity of the patents. On October 31, 2002, the Company received a "Notice of Intent to Issue Ex Parte Reexamination Certificate" relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

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

Results of Operations

Revenues

     The Company's revenues from continuing operations for the three and nine months ended September 30, 2002, were $47,407 and $155,960, respectively, compared to $307,264 and $1,198,767 for the corresponding periods of 2001.

     Transaction Fees. Revenues from transaction fees were $10,486 and $104,849, respectively, for the three and nine months ended September 30, 2002, compared to $63,396 and $207,048 for the corresponding periods in 2001. The decrease during the three and nine months ended September 30, 2002, as compared to the same periods in 2001 is due to the processing of fewer transactions by the only customer which used the Company's ASP services. The agreement with this customer terminated in October 2002.

     Professional Services. The Company recognized no professional services revenue in the first nine months of 2002. Professional services revenue for the three and nine months ended September 30, 2001, was $227,399 and $248,171, respectively. The Company previously performed professional services pursuant to specific contracts with certain of its customers. Such services usually involved developing or enhancing systems for the Company's customers. The Company recognized professional services revenues when it completed its obligations under the specific terms of the contract. Professional services performed by the Company were performed as needed or requested by the Company's customers and are not recurring in nature.

     Other Income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. Other income recognized for the three and nine months ended September 30, 2002, was $36,921 and $51,111, respectively, compared to $16,469 and $743,548 for the corresponding period in 2001. The increase in other income for the three months ended September 30, 2002, compared to the corresponding period in 2001 was primarily due to the acceleration and collection of certain license fees associated with the termination of the Company's one remaining loan processing contract. The decrease in other income in the nine month period ended September 30, 2002, compared to the corresponding period in 2001 was primarily associated with the settlement of a lawsuit in January 2001, which represented the majority of other income recognized in the first nine months of 2001.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 2002 was $1,707 and $14,319, respectively, compared to $26,289 and $53,133 for the corresponding periods in 2001. The decrease during the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is attributable to a decrease in the costs associated with processing fewer transactions through the Company's DeciSys/RT system.

     Research and Development. Costs incurred for research and development for the three and nine months ended September 30, 2001, totaled $99,905 and $414,389, respectively. The Company has elected to stop further research and development activities in conjunction with its decision to suspend the marketing and sales of its loan processing products and services. Accordingly, the Company recognized no research and development expenses in the first nine months of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses associated with continuing operations totaled $262,445 and $1,092,731, respectively, for the three and nine months ended September 30, 2002, as compared to $598,297 and $2,557,666 for the corresponding periods in 2001. The decrease for the three and nine months ended September 30, 2002, as compared to the corresponding periods of 2001 is primarily attributable to a decrease in employment related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

     Interest Income. The Company recognizes interest income from its cash and investment balances and accretion of discount associated with sales-type ALM leases. Interest income for the three and nine months ended September 30, 2002 was $996 compared to $819 and $10,100 for the corresponding periods in 2001.

     Interest Expense. The Company incurred interest expense on its convertible debenture which it placed in late 2000 and its convertible notes issued in June 2002. Interest expense for the three and nine months ended September 30, 2002 was $18,857 and $53,728, respectively, compared to $36,547 and $102,846 in the corresponding periods in 2001. The decrease in each period in 2002 as compared to the corresponding period in 2001 was due to the reduction in the balance outstanding of its convertible debenture in 2002.

Liquidity and Capital Resources

     The Company has generated net losses of $67,597,801 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516. Additionally, in 2000 the Company sold 484,848 shares of its common stock for $500,000 and issued a $1 million convertible debenture. In 2001 the Company issued a $1 million note to HomeGold Financial, Inc., and on December 31, 2001, the Company tendered the stock of Surety Mortgage, Inc., in full satisfaction of outstanding principal and accrued interest under the note. In June 2002, the Company also issued $830,336 in principal amount of secured convertible notes.

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

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, Decisioning.com, Inc. Decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

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

     On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. The agreement was amended in August 2001 as described below. Under the original agreement, on November 22, 2000 the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000 the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was originally $0.3542 per share. AMRO exercised a portion of the debenture into an aggregate of 6,214,655 shares of the Company's stock.

     In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price of a warrant to acquire 720,000 shares issued to the investor under the Company's equity line agreement from $0.8554 per share to $0.05 per share.

     In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above.

     Net cash used during the nine months ended September 30, 2002, to fund operations was approximately $359,150 compared to approximately $2,221,588 for the same period in 2001. At September 30, 2002, cash and liquid investments were $250,789, as compared to $27,720 at December 31, 2001. At September 30, 2002 working capital was $104,666 as compared to $117,477 at December 31, 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business operations expose it to significant market risk for changes in interest rates.

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Financial Officer has evaluated the Company's disclosure controls and procedures as of September 30, 2002, and concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002.


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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:


Exhibit Number Description
-------------- -----------
     3.1 Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
     3.2 Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
    99.1 Certification Pursuant to 18 U. S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

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

Date:  November 14, 2002

CERTIFICATIONS

     I, Joseph A. Boyle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Affinity Technology Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/ Joseph A. Boyle
     -------------------
     Joseph A. Boyle
     Chairman, President, Chief Executive Officer and Chief Financial Officer
        (principal executive and financial officer)

Date: November 14, 2002

                                                                    Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Affinity Technology Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph A. Boyle, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph A. Boyle

Joseph A. Boyle
President, Chief Executive Officer
     and Chief Financial Officer
November 14, 2002