Form 10-K
period 2002-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2003-03-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $2,809,000 as of June 30, 2002. For purposes of such calculation, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by directors and officers of the Registrant and certain of their immediate family members have been included because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     There were 41,414,689 shares of the Registrant's Common Stock outstanding as of March 20, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's proxy statement with respect to the 2003 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

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

Part I

Item 1.  Business


     Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to license the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under its patents.


     In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).


     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously issued by the Company. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, decisioning.com, Inc. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. On March 14, 2003, the Company issued an additional $200,000 principal amount of its convertible notes on terms identical to the terms of the notes it issued in June 2002, except that the new notes mature in March 2005.


     On January 22, 2003, decisioning.com, Inc. entered into a patent licensing agent agreement with Information Ventures LLC d/b/a LPS Group ("LPS"), pursuant to which decisioning.com appointed LPS as its exclusive representative for the solicitation and negotiation of agreements to license decisioning.com's patent rights. Under the agreement, LPS has agreed to promote, market, solicit and negotiate the licensing of patents with third parties and to coordinate and arrange for legal counsel to represent decisioning.com in connection with any patent litigation. As compensation for its services under the agreement, LPS will receive 25% of all revenues received by decisioning.com under any patent agreements. The term of the agreement is for the life of the patents, subject to either party's right to terminate the agreement for "cause," as specified in the agreement, and without cause following the third anniversary of the agreement. If the agreement is terminated by decisioning.com, LPS will be entitled to continue to receive compensation attributable to patent agreements negotiated prior to termination and, if such termination is without cause, compensation for certain future patent agreements. The agreement prohibits decisioning.com from selling its patents or merging or consolidating with another person unless the acquirer assumes decisioning.com's obligations under the agreement.

     On February 12, 2001, the Company's stock was delisted from the Nasdaq SmallCap Market. On February 13, 2001, shares of the Company's common stock began trading on the OTC Bulletin Board under the symbol "AFFI."

     The Company formerly deployed its Mortgage ALM through a wholly-owned subsidiary, Surety Mortgage, Inc., ("Surety"). Surety deployed Mortgage ALMs, processed mortgage loan applications obtained through its Mortgage ALM network, and processed mortgage loan applications under contracts with third parties. In the second quarter of 2001, the Company issued a $1 million note to HomeGold Financial, Inc., which was secured by the stock of Surety. The note matured on December 31, 2001, at which time the Company tendered the stock of Surety in full satisfaction of outstanding principal and accrued interest under the note in accordance with the terms of the note. The Company had previously entered into a contract with HomeGold under which it processed certain mortgage loan applications originated by HomeGold. Such contract expired on December 31, 2001.

     The Company maintains an Internet site at http://www.affi.net, although the contents of such web site are not incorporated into this report. During 2002, the Company did not make its annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K, or any amendments to these reports, available through its web site. However, these reports are available to the public through the SEC's web site at http://www.sec.gov, and the Company's web site contains a hyperlink to the SEC's web site. Due to capital constraints and limited human resources, the Company has not modified its web site to permit the public to access these reports directly. The Company will evaluate whether to do so in the future. The Company will provide shareholders with a copy of any of these reports free of charge upon request.

     The Company was incorporated as a Delaware corporation in 1994. Its principal executive offices are located at 1122 Lady Street, Suite 1145, Columbia, South Carolina 29201, and its telephone number is (803) 758-2511.

Sales and Marketing


     The Company does not maintain a dedicated sales staff. The Company has engaged LPS as its exclusive patent licensing agent. As the Company's exclusive patent licensing agent, LPS has agreed, among other things, to perform market research, initiate the sales of patent license agreements and negotiate patent license arrangements with third parties.

Competition

     The market for technologies that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional methods having all or some of the same features as technologies enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants or gauge their relative competitive position. There can be no assurance that the technologies covered by the Company's patents will be competitive technologically or otherwise.

     Electronic commerce technologies in general, including the Company's products, services and patents, compete with traditional methods for processing financial transactions. The success of the Company's patent licensing efforts will depend in part on consumer acceptance of electronic commerce and industry use of systems that are covered by the Company's patents.

Intellectual Property


     The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). Both of the Company's patents covering fully automated loan processing systems expire in 2013 and have been subject to reexamination by the PTO due to requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U.S. Patent No. 5,940,811) is still ongoing. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.


     In August 2000, the Company was issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No. 6,105,007). The patent expires in 2013. The Company also holds a patent, which expires in 2014, covering the issuance of insurance products automatically through a kiosk ("Method and Apparatus for Issuing Insurance from a Kiosk", U.S. Patent No. 5,537,315) and has engaged in a reissue proceeding with the PTO to expand the scope of such patent. The reissue proceeding could result in a loss or limitation of all or some of the claims of the issued patent.

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

Research and Development


     During 2001, and 2000, the Company spent approximately $496,000 and $684,000, respectively, on research and development activities, which represented approximately 38.6% and 39.7%, respectively, of 2001 and 2000 revenues from continuing operations. The Company has eliminated its research and development staff due to capital constraints.


Employees


     At December 31, 2002, the Company employed 3 full-time employees and 1 part-time employee, compared to 7 full-time and 2 part-time employees at December 31, 2001. In connection with the Company's engagement of LPS to act as the Company's exclusive patent licensing agent, effective April 1, 2003, Joseph
A. Boyle, President and Chief Executive Officer of the Company, will become employed by the Company on a part-time basis. The Company has no collective bargaining agreements.


Business Risks

     In addition to the other information in this report, readers should carefully consider the following important factors, among others, that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's future results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

     Limited Capital Resources; Operating Losses


     The Company has generated net losses of $67,900,397 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516. At December 31, 2002, cash and liquid investments were $156,780.

     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

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

     Significant Losses; Accumulated Deficit; Future Losses


     To date, the Company has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated deficit as of December 31, 2002 of approximately $67,900,000 with net losses of approximately $14,873,000, $12,095,000, $9,203,000, $2,318,000, and $1,306,000
for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies operating in unproven markets with unproven products and companies whose prospects are heavily dependent upon the attempt to exploit intellectual property rights. There can be no assurance that the Company will ever achieve profitability or, if achieved, sustain such profitability.

     Dependence on Patent Licensing Program

     Due to capital constraints, the Company has suspended efforts to deploy its loan processing products and services. The Company's business activities currently consist exclusively of attempting to license certain of its patents. The Company's prospects are heavily dependent on its ability to finance and execute a sustainable patent licensing program. Even though the Company believes there are companies that may be using systems, processes and methods covered by the Company's patents, it is not known whether the Company will be able to enter into any new licensing agreements. Moreover, initiating a substantive patent licensing program represents a new strategy for the Company, and the Company may not have the resources to finance or execute a substantive patent licensing program, enforce its patent rights, or successfully negotiate patent licenses on terms that will generate meaningful future revenues.

     The Company is further subject to the risk that negotiations to license its patents may be lengthy and that it may be necessary for the Company to commence litigation to assert and protect its intellectual property rights. Such litigation would be costly and may not be possible unless the Company raises or generates additional cash resources. Sustained patent litigation could have a material adverse effect on the Company's business, operating results and financial position.

     Challenges to Patents


     Both of the Company's patents covering fully-automated loan processing systems have been subject to reexamination by the PTO due to requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U.S. Patent No. 5,940,811) is still ongoing. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents. The loss of all or some of its claims or a significant limitation of such claims could have a material adverse effect on the Company's ability to execute a successful patent licensing program. Moreover, if other parties request reexaminations of or otherwise challenge the Company's patents in the future, the Company is subject to the risk that such proceeding may not be resolved to the Company's satisfaction on a timely basis, if at all. Any such proceeding may have a material adverse effect on the Company's business, operating results and financial position. Moreover, in the event a challenge to the Company's patents results in a significant loss of some or all of its claims, the Company's only remedy may be to initiate an appeal, which would likely be a lengthy process. Due to the Company's limited capital resources, it is unlikely that the Company could successfully sustain such an appeal unless it is able to generate additional cash resources. Accordingly, a decision by the PTO to limit all or some of the Company's patent claims would have a material adverse effect on the Company's business, operating results and financial position.


     Lengthy Sales Cycle

     The Company believes that it may experience a lengthy sales cycle in conjunction with its patent licensing program. The Company believes that the time between initial contact with a potential licensee and the execution of a final license agreement may take as much as six months or longer.

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

     The Company's patents cover specific systems, processes and methods to establish certain accounts associated with the financial services industry. It is possible that new products may be developed that may render obsolete the systems, processes and methods over which the Company believes it has intellectual property rights. Moreover, the delivery of products and services through e-commerce channels is not fully developed, and competition from traditional channels to deliver these same products and services is intense. Any wide-scale rejection of e-commerce channels by consumers will have a material adverse effect on the Company's business, operating results and financial position.

     Dependence on Third Parties


     Patent licensing is a highly technical and specialized business, which will require the Company to rely on the services of third parties. In January 2003 the Company appointed LPS Group ("LPS") as its exclusive patent licensing agent. Under the terms of the agreement, LPS has agreed, among other things, to perform market research, initiate the sales of patent license agreements, and negotiate patent licensing arrangements with third parties. Accordingly, the Company is dependent on LPS to successfully execute its patent licensing program. Additionally, the agreement requires LPS to coordinate the engagement of legal counsel, on terms satisfactory to the Company, if litigation becomes necessary to enforce the Company's patent rights. The success of the Company's patent licensing program and enforcement of its patents may depend on the satisfactory retention of and efforts of legal counsel. Moreover, legal professionals frequently request and charge significant contingent fees, which would reduce the revenues generated by the Company from its patent licensing program.


     Potential for Fluctuation in Quarterly Results

     Since its inception, the Company's quarterly results have fluctuated and have not been susceptible to meaningful period-to-period comparisons. The Company believes that it may continue to experience significant fluctuations in its quarterly operating results in the foreseeable future. The Company anticipates that its period-to-period revenue and operating results will depend on numerous factors, including the ability of the Company to successfully negotiate and enter into patent licensing agreements and the timing, terms and the pricing attributes of any such agreements.

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

     Dependence on Key Employees


     The Company is highly dependent on the services of its Chairman, President and Chief Executive Officer, Joseph A. Boyle, notwithstanding the fact that he will significantly reduce his time commitment to the Company effective April 1, 2003. The Company does not have an employment agreement with Mr. Boyle or "key man" insurance on his life. The complete loss of the services of Mr. Boyle could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company's financial condition would likely adversely affect the Company's ability to retain or recruit employees and executives.

     Risk of Substantial Dilution

     The Company also has issued convertible notes that are convertible into common stock at $0.20 per share, which could be substantially less than the market price of the common stock at the time of conversion. The issuance of stock at a price that is less than the market price could have an immediate adverse effect on the market price of the Company's common stock. In addition, the Company has issued options and warrants to acquire shares of its common stock, and the Company may issue additional warrants in connection with its financing arrangements and may grant additional stock options under its stock option plan that may further dilute the Company's common stock. The exercise of such warrants and options would have a dilutive effect on the Company's common stock. Also, to the extent that persons who acquire shares under all the foregoing agreements sell those shares in the market, the price of the Company's shares may decrease due to additional shares in the market.

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

Item 2.  Properties

     The Company's principal executive offices are located at 1122 Lady Street in Columbia, South Carolina. Such office space encompasses approximately 2000 square feet and is currently under a short-term lease which expires in 2003. The Company also leases warehouse space located in Columbia, South Carolina, which encompasses approximately 4000 square feet. Such space is under a month-to-month lease. The Company also leases approximately 1800 square feet of space in which it maintains its data processing center. Such space is under a month-to-month lease and is located at 1201 Main Street in Columbia, South Carolina.

Item 3.  Legal Proceedings

     Since early 2001, the Company and Citibank N.A. have been engaged in a dispute involving amounts the Company claims it is owed by Citibank under a contract that the Company and Citibank entered into in 1997 related to the development of a system to process automobile loans. This contract was transferred by Citibank to The Dime Savings Bank of New York in connection with the sale of Citibank's automobile loan business to The Dime Savings Bank. On two occasions, Citibank has filed a lawsuit in federal court in New York seeking a declaratory judgment releasing Citibank from any obligation to the Company for amounts the Company has billed Citibank under the contract. The first such action was filed by Citibank in March 2001, and such action was dismissed in January 2002 because the court determined that the parties had not complied with the dispute resolutions provisions of the contract. The second such action was filed in May 2002, and such action was subsequently transferred to the United States District Court in Columbia, South Carolina, on March 11, 2003, for consolidation with the Company's pending lawsuit against Citibank. On two occasions, the Company has filed actions in federal court in South Carolina seeking to collect amounts it believes it is owed from Citibank. The first such action, filed in July 2001, was dismissed by the court in April 2002 because the court determined that the parties had not complied with the dispute resolution provisions of the contract. The second such action was filed in May 2002, and is pending.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                      Executive Officers of the Registrant

  Name                       Age        Position with the Company

  Joseph A. Boyle            49         Chairman, President, Chief Executive
                                        Officer, and Chief Financial Officer

  S. Sean Douglas            34         Executive Vice President and Chief
                                        Operating Officer

Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000 and Treasurer from May 1997. From May 1997 to July 1998, Mr. Boyle also served as Secretary of the Company. In connection with the Company's engagement of LPS to act as the Company's exclusive patent licensing agent, effective April 1, 2003, Mr. Boyle will significantly reduce his time commitment to the Company, although he will continue to serve in his current offices. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

S. Sean Douglas became Executive Vice President and Chief Operating Officer of the Company in March 2003. Mr. Douglas also held the title of Senior Vice President of Finance, Operations and Administration of the Company from March 2002 to March 2003. From January 2000 to March 2002, Mr. Douglas held the title of Vice President and Controller of the Company. From November 1995 to January 2000 Mr. Douglas was the Company's accounting manager.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Effective February 12, 2001, the Company's common stock was delisted from the Nasdaq Smallcap Market and began trading on the OTC Bulletin Board under the symbol "AFFI." The Company's common stock traded on the Nasdaq SmallCap Market from March 27, 2000, to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market. The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 2002 and 2001 as reported by the OTC Bulletin Board. As of March 20, 2003, there were 383 stockholders of record of the Common Stock.


                                                       Sales Price Per Share
                                                       High              Low

2002
First Quarter                                           0.13              0.06
Second Quarter                                          0.11              0.06
Third Quarter                                           0.10              0.06
Fourth Quarter                                          0.23              0.05

2001
First Quarter                                           0.41              0.06
Second Quarter                                          0.10              0.05
Third Quarter                                           0.11              0.05
Fourth Quarter                                          0.10              0.05


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

                                                           Year ended December 31,
                                   2002               2001                2000                1999               1998
                          ---------------- ------------------- -------------------- ------------------- --------------------
Statements of
 Operations Data:
Revenues                        $ 185,960         $ 1,285,944          $ 1,723,075         $ 2,477,877          $ 2,202,602
Costs and expenses:
Cost of revenues                   16,846              63,751              344,931           2,068,229            1,451,927
Research and development                -             496,441              683,600           1,870,509            2,559,600
Impairment loss                         -             448,945            2,608,773                   -                    -
Selling, general and
 administrative expenses        1,406,841           3,847,807            6,791,767          10,548,539           13,842,344
                          ---------------- ------------------- -------------------- ------------------- --------------------
Total costs and expenses        1,423,687           4,856,944           10,429,071          14,487,277           17,853,871
                          ---------------- ------------------- -------------------- ------------------- --------------------
Operating loss                 (1,237,727)         (3,571,000)          (8,705,996)        (12,009,400)         (15,651,269)
Interest income                     1,643              10,101               64,155             305,362            1,010,213
Interest expense                  (70,334)           (115,557)             (26,277)                  -              (10,923)
                          ---------------- ------------------- -------------------- ------------------- --------------------
Loss from
 continuing operations         (1,306,418)         (3,676,456)          (8,668,118)        (11,704,038)         (14,651,979)
Income (loss) from
 operations of
 discontinued subsidiary                -             467,188             (534,978)           (390,598)            (221,022)
Gain on
 disposal of subsidiary                 -             891,569                    -                   -                    -
                          ---------------- ------------------- -------------------- ------------------- --------------------
Net loss                      $(1,306,418)       $ (2,317,699)        $ (9,203,096)      $ (12,094,636)       $ (14,873,001)
                          ================ =================== ==================== =================== ====================
Loss per share
 - basic and diluted:
   Continuing operations      $     (0.03)       $      (0.10)        $      (0.29)      $       (0.39)        $      (0.49)
                          ================ =================== ==================== =================== ====================
  Net loss per share          $     (0.03)       $      (0.06)        $      (0.30)      $       (0.41)        $      (0.50)
                          ================ =================== ==================== =================== ====================
Shares used in computing
 net loss per share            40,707,108          38,004,089           30,242,054          29,738,459           29,755,034
                          ================ =================== ==================== =================== ====================



                                                                                  December 31,
                                           2002                2001               2000                1999               1998
                                      -------------- ------------------ ------------------ ------------------- ------------------
Balance Sheet Data:
Cash and cash equivalents              $  156,780          $  27,720          $ 646,198         $ 2,116,016        $ 2,026,932
Short-term investments                          -                  -                  -           1,474,949          8,068,310
Working capital                           (82,512)           117,477          2,216,854           4,637,238         13,543,782
Net investment in sales-type
   leases, less current portion                 -                  -                  -             249,830            574,347
Total assets                              234,848            927,657          5,638,453          13,129,528         24,196,875
Convertible debenture                           -            225,090(1)         951,456                   -                  -
Convertible notes                         830,336                  -                  -                   -                  -
Capital stock of subsidiary held
   by minority investor                         -                  -             22,668                   -                  -
Stockholders' equity (deficiency)        (908,230)           343,438          2,326,314          10,670,980         22,556,201

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


     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.


Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) inventories; (2) valuation of long-lived assets; and, (3) valuation reserve on net deferred tax assets.

     Inventories

     The Company records inventory at actual costs on a first-in, first-out basis. The Company periodically evaluates the necessity of recording an allowance for inventory obsolescence and records estimates to properly adjust the carrying value of its inventory. Such estimates are based on management's evaluation of inventory on hand, its plans to sell or lease its inventory and its available strategies to realize the recorded values of its inventory.

     Valuation of Long-Lived Assets

     The Company annually evaluates the carrying value of long-lived assets, including property and equipment and goodwill. Goodwill results from business acquisitions and is initially recorded at the excess of the purchase price over the fair value of net identifiable assets acquired, and the Company has historically amortized goodwill over ten years. Management must make certain judgments when estimating and recording impairment charges. Such judgments are typically based on their plans to utilize or sell long-lived assets, the current market value of such assets, and in the case of goodwill, management's plans and strategies to continue business lines the Company previously acquired. To the extent that the carrying value of long-lived assets is greater than the Company's estimates of the undiscounted cash flows associated with the asset, the Company records an impairment charge equal to the excess of carrying value over the asset's fair value.

     Valuation Reserve on Net Deferred Tax Assets

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of December 31, 2002, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

     Revenues. The Company's revenues from continuing operations were $185,960, $1,285,944, and $1,723,075 for the years ended December 31, 2002, 2001, and
2000, respectively. The types of revenue recognized by the Company in the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                               Years ended December 31,
                                     2002                                2001                                2000
                           -----------------------------     --------------------------------    -------------------------------
                                                 % of                                % of                                % of
                                 Amount          Total             Amount             Total            Amount            Total
                           ---------------     ---------     -----------------     ----------    -----------------     ---------
Transaction fees                $ 104,878          56.4             $ 265,666           20.7            $ 544,168          31.6
Sales and rental fees                   -             -                     -              -                3,000           0.2
Professional services fees              -             -               249,871           19.4              319,503          18.5
Patent license revenue             25,000          13.4                20,000            1.6              510,000          29.6
Other income                       56,082          30.2               750,407           58.3              346,404          20.1
                           ---------------     ---------     -----------------     ----------    -----------------     ---------
                                $ 185,960         100.0            $1,285,944          100.0          $ 1,723,075         100.0
                           ===============     =========     =================     ==========    =================     =========

     Transaction fees. During 2002 and 2001 the Company provided transaction processing services to one customer that used the Company's e-xpertLender system. The contract with the customer terminated in October 2002. The decrease in transaction fees in 2002 compared to 2001 is attributable to the customer's migration to another system during 2002 and the termination of the contract in October 2002. The decrease in transaction fees in 2001 compared to 2000 is attributable to the discontinuance of the use of the Company's indirect automobile loan processing system ("iDEAL") by its only iDEAL customer in early 2001. Such customer significantly curtailed its operations in late 2000 and completely exited the market in early 2001.

     Sales and rental fees. The Company recognized no revenues associated with the sales and rentals of its Automated Loan Machines ("ALMs") in 2002 and 2001. During 2000, all remaining ALM operating leases expired, and the Company recognized $3,000 of rental payments associated with its final operating lease.

     Professional services fees. Previously, when the Company agreed to provide professional services to customize its core technology to conform to a specific customer request, the Company generally entered into a contract with the customer for the performance of these services which typically defined deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the specific deliverables by the customer, the Company recognized the corresponding revenue as professional services revenue. Because the Company has suspended efforts to deploy its loan processing systems, it performed no professional services in 2002, and accordingly, recognized no revenue associated with such activities. Moreover, it does not anticipate that it will earn professional service fees any time in the foreseeable future. In 2001, the Company recognized $249,871 of professional services fees, which were primarily associated with services rendered under one contract. Most of the services were performed during 2000 and the associated revenue was deferred until 2001 and recognized upon termination of the contract. In 2000, the Company recognized $309,503 of professional services revenue associated with final enhancements to its e-xpertLender system for one customer.

     Patent license revenue. The Company was granted two patents in 1999 covering automated loan processing and one patent in 2000 covering the automated establishment of financial accounts. Both of the Company's loan processing patents have been the subject of reexaminations by the U. S. Patent and Trademark Office ("PTO"). The PTO's reexamination and capital constraints have adversely affected the Company's ability to sustain an effective patent licensing program to date. In 2002 and 2001, the Company recognized patent licensing revenue associated with the annual fee from one patent license agreement executed in 1999. Patent license revenue in 2000 related to the execution of five patent license agreements, of which three licenses were granted under a sub-licensing agreement with one customer. The sub-licensing agreement was terminated in January 2001. In addition, 91% of the Company's 2000 patent license revenue was associated with the sub-licensing arrangement.

     Other income. Other income consists primarily of non-recurring miscellaneous income items and certain insignificant recurring income items such as fees charged for the routine maintenance of the systems the Company has sold. The decrease in other income in 2002 compared to 2001 is primarily attributable to an overall reduction in the Company's business activities in 2002 compared with 2001 and the settlement of a lawsuit in 2001. The increase in other income in 2001 compared to 2000 is primarily attributable to the settlement of a lawsuit in the first quarter of 2001. The overall increase was offset by a reduction in other miscellaneous income items due to the suspension of efforts to deploy the Company's loan processing systems.

Costs and Expenses

     Costs of Revenues. Costs of revenues from continuing operations for the years ended December 31, 2002, 2001, and 2000 were $16,846, $63,751, and
$344,931, respectively. Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the three years ended December 31, 2002, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the services offered by the Company and due to different pricing structures offered to certain customers.

     Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                            Year ended December 31,

                                   2002                                2001                                  2000
                      -------------------------------     -------------------------------    --------------------------------------
                                              % of                                % of                                   % of
                           Amount            Total             Amount            Total             Amount               Total
                      -----------------     ---------     -----------------     ---------     -----------------     ---------------
Transaction fees              $ 14,346          85.2              $ 41,862          65.7             $ 108,193            31.4
Sales and rental fees                -             -                 4,485           7.0                52,240            15.1
Professional
 services fees                       -             -                15,404          24.2               133,498            38.7
Patent license revenue           2,500          14.8                 2,000           3.1                51,000            14.8
                      -----------------     ---------     -----------------     ---------     -----------------     ---------------
                              $ 16,846         100.0              $ 63,751         100.0             $ 344,931           100.0
                      =================     =========     =================     =========     =================     ===============

     Costs of transaction fees. The cost of transaction fees consists primarily of the direct costs incurred by the Company to process loan applications through its systems. Such direct costs are associated with services provided by third parties and includes the cost of credit reports, fraud reports and communications networks used by the Company. During 2002 and 2001, the Company provided transaction processing services to one customer that used the Company's e-xpertLender system. The contract with the customer terminated in October 2002. The decrease in the cost of transaction fees in 2002 compared to 2001 is attributable to the customer's migration to another system during 2002 and the termination of the contract in October 2002. The decrease in the costs of transaction fees in 2001 compared to 2000 is due to the termination of the Company's only iDEAL processing contract in early 2001.

     Costs of sales and rental fees. Costs of sales and rental fees are related to the cost of ALM hardware components associated with ALMs deployed under sales-type leases, maintenance of installed ALMs, amortization associated with capitalized ALMs and related systems development costs, and depreciation associated with ALMs deployed under operating leases. The Company recognized no sales and rental revenue in 2002 and 2001; however, in 2001 the Company recognized certain costs, primarily maintenance, associated with certain ALMs deployed under sales-type leases. All such ALM contracts expired in 2001. In 2000, costs of sales and rental fees consisted of depreciation and other costs incidental to the removal of the remaining ALMs under operating leases and maintenance associated with remaining ALMs originally deployed under sales-type lease arrangements.

     Costs of professional services fees. The costs of professional services fees consist of the costs of the direct labor and the allocation of certain indirect costs associated with performing software and system customization services for customers. The costs of providing professional services vary depending upon the nature of professional services rendered, the level of developers assigned to specific projects and the duration of the project. Accordingly, the margins recognized by the Company vary significantly depending upon the nature of the project. In 2002, the Company provided no professional services. The costs of providing professional services decreased in 2001 compared to 2000 as a result of the decrease in the level of projects requiring professional services.

     Costs of patent license revenue. Costs of patent license revenue recognized in 2002, 2001 and 2000 consist of commissions paid to the Company's former patent licensing agent and are associated with such agent's commissions for patent licenses granted by the Company.

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

     In conjunction with the Company's suspension of its efforts to further develop and market its software products and services, the Company suspended all research and development activities. Accordingly, the Company recognized no expenses associated with research and development activities in 2002. Research and development expenses for the year ended December 31, 2001, were $496,441, compared to $683,600 for 2000. The decrease in research and development expense in 2001 compared to 2000 is due to a decrease in the number of employees involved in development activities due to the continued reduction in the Company's research and development activities over the past three years. The Company capitalized no costs associated with software development in 2001 and 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses related to continuing operations for the year ended December 31, 2002, were $1,406,841, compared to $3,847,807 and $6,791,767 for the years ended December 31, 2001 and 2000, respectively.

     SG&A expenses during 2002 consisted primarily of personnel expense of approximately $434,000; professional fees of approximately $303,000; depreciation and amortization expense of approximately $138,000; rent expense of approximately $101,000; and, insurance and taxes of approximately $159,000.

     SG&A expenses during 2001 consisted primarily of personnel expense of approximately $787,000; professional fees of approximately $470,000; depreciation and amortization expense of approximately $570,000; and, rent expense of approximately $312,000.

     SG&A expenses during 2000 consisted primarily of personnel expense of approximately $1,649,000; professional fees of approximately $754,000; depreciation and amortization expense of approximately $1,621,000; rent expense of approximately $476,000; and, writedown of deferred software development costs of approximately $518,000.

     The decrease in SG&A in 2002 compared to 2001 and 2001 compared to 2000 is due the continued reduction of the Company's workforce over the past three years. SG&A expenses were lower in all material categories in 2002 compared to 2001 and in 2001 compared to 2000.

     Impairment Loss. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill. In accordance with its evaluation, the Company recorded an impairment loss of $448,945 and $2,608,773 in 2001 and 2000, respectively. In 2001, the impairment loss was primarily associated with goodwill the Company had previously recorded in conjunction with the acquisition of an insurance-related business which included rights to a patent. In 2001, the Company was unsuccessful in obtaining expanded rights associated with the insurance patent and accordingly wrote off all amounts previously recorded as goodwill. The impairment loss in 2000 was primarily attributable to certain assets used or associated with its software and consumer loan processing business, which the Company has significantly curtailed. Impairment losses included charges taken by the Company to reduce the carrying value of property and equipment and goodwill. The Company did not record any impairment losses in 2002.

Interest Income

     Interest income associated with continuing operations was $1,643, $10,101, and $64,155 during 2002, 2001, and 2000, respectively, and primarily reflects interest income attributable to short-term investments and the amortization of deferred interest income attributable to ALM sales-type leases. The decrease in interest income in 2002 compared to 2001 is primarily attributed to the decrease in average cash balances maintained during the year. The decrease in interest income in 2001 compared to 2000 is attributable to the continued decrease in average cash and cash equivalents and investment balances and ALMs deployed under sales-type leases.

Interest Expense

     Interest expense associated with continuing operations was $70,334, $115,557 and $26,277 in 2002, 2001, and 2000, respectively. Interest expense is primarily associated with the issuance of a $1 million convertible debenture in November 2000, the issuance of a $1 million note in July 2001, and the issuance of $830,336 principal amount of convertible notes in June 2002. The decrease in interest expense in 2002 compared with 2001 is attributable to the liquidation in December 2001 of the $1 million note issued in July 2001 and a reduction of amounts outstanding under the $1 million convertible debenture. The decrease was offset by interest expense associated with the issuance of $830,336 principal amount of convertible notes in June 2002. The increase in interest expense in 2001 compared to 2000 is attributable to the issuance of the convertible debenture in November 2000 and the $1 million note issued in July 2001.

Income (Loss) from Operations of Discontinued Subsidiary and Gain on Disposal of Subsidiary

     In July 2001 the Company issued a $1 million note to HomeGold Financial, Inc., which note was collateralized by the stock of Surety Mortgage, Inc., the Company's wholly-owned mortgage banking subsidiary. On December 31, 2001, in accordance with the terms of the note, the Company tendered the stock of Surety to HomeGold in full satisfaction of the $1 million note and accrued interest of $25,511. The Company accounted for the transaction as the disposal of a segment of a business and has reported the operations of Surety as a separate component of loss for 2001 and 2000. Similarly, the gain of $891,569 which the Company recognized is also reported as a separate component of net loss in 2001.


The components of Surety's operations for 2001 and 2000 are as follows:

                               Year ended December 31,
                               2001           2000
                          -------------- --------------
Mortgage revenue            $ 2,851,720     $  432,438
Costs of revenue              1,008,266        212,397
S G & A                       1,378,366        812,711
                          -------------- --------------
Total costs and expenses      2,386,632      1,025,108
                          -------------- --------------
                                465,088       (592,670)
Net interest income               2,100         57,692
                          -------------- ---------------
Net income (loss)            $  467,188     $ (534,978)
                          ============== ===============

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

Income Taxes

     The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 2002, 2001, and 2000, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

     The Company has generated net losses of $67,900,397 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.


     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.


     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously acquired by AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. In March 2003, the Company issued an additional $200,000 principal amount of its convertible notes on terms identical to the terms of the notes it issued in June 2002, except that the new notes mature in March 2005.

     In the second quarter of 2001, the Company issued a $1 million note to HomeGold Financial, Inc., which was secured by the stock of its wholly-owned mortgage subsidiary, Surety Mortgage, Inc. The note matured on December 31, 2001, at which time the Company tendered the stock of Surety in full satisfaction of outstanding principal and accrued interest under the note in accordance with the terms of the note. The Company had previously entered into a contract with HomeGold under which it processed certain mortgage loan applications originated by HomeGold. Such contract expired on December 31, 2001.

     In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond") under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a warrant to acquire an additional 484,848 shares for $1.37 per share.

     On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO. The agreement was amended in August 2001 as described below. Under the original agreement on November 22, 2000, the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement on November 22, 2000, the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was originally $0.3542 per share. AMRO exercised a portion of the debenture into an aggregate of 6,214,665 shares of the Company's stock.

     In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price of a warrant to acquire 720,000 shares issued to the investor under the Company's previous equity line agreement from $0.8554 per share to $0.05 per share.

     In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above.

     Net cash used during the year ended December 31, 2002, to fund operations was approximately $457,000, compared to approximately $2,062,000 and $5,291,000 for 2001 and 2000, respectively. At December 31, 2002, 2001, and 2000, cash and liquid investments were $156,780, $27,720, and $646,198, respectively, and working capital was ($82,512), $117,477, and $2,216,854, respectively.

     Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

     Item 8. Financial Statements and Supplemental Data

     The report of independent auditors and consolidated financial statements are set forth below (see item 14(a) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

     We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company"), as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. The Company's audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


Columbia, South Carolina
March 18, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Affinity Technology Group, Inc. and subsidiaries for the year ended December 31, 2000. The Company's audit also included the financial statement schedule listed in the Index at Item 15(a)
(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Affinity Technology Group, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. (Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.)

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

                                                         /s/ ERNST & YOUNG LLP

Greenville, South Carolina
March 30, 2001


                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                               December 31,
                                                                                      2002                     2001
                                                                             ----------------------- -------------------------
Assets
Current assets:
  Cash and cash equivalents                                                  $          156,780      $           27,720
  Receivables, less allowance for doubtful accounts
    of $10,601 at December 31, 2001                                                       5,666                 459,107
  Inventories                                                                                 -                 100,379
  Other current assets                                                                   42,784                 114,490
                                                                             ----------------------- -------------------------
Total current assets                                                                    205,230                 701,696
Property and equipment, net                                                              27,600                 182,918
Software development costs, less accumulated
  amortization of $670,858 at December  31, 2001                                              -                  40,114
Other assets                                                                              2,018                   2,929
                                                                             ----------------------- -------------------------
Total assets                                                                 $          234,848      $          927,657
                                                                             ======================= =========================





Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                              $        20,741       $         139,758
  Accrued expenses                                                                      194,631                 126,272
  Accrued compensation and related benefits                                              47,370                  93,099
  Convertible debenture                                                                       -                 225,090
  Current portion of deferred revenue                                                    25,000                       -
                                                                             ----------------------- -------------------------
Total current liabilities                                                               287,742                 584,219
Convertible notes                                                                       830,336                       -
Deferred revenue                                                                         25,000                       -
Commitments and contingent liabilities
 Stockholders' equity (deficiency):
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued
   43,049,363 shares in 2002 and 42,399,363
    shares in 2001                                                                        4,305                   4,240
  Additional paid-in capital                                                         70,441,149              70,386,464
  Common stock warrants                                                                  52,000                  52,000
  Treasury stock, at cost (2,168,008 shares at
     December 31, 2002 and 2001)                                                     (3,505,287)             (3,505,287)
  Accumulated deficit                                                               (67,900,397)            (66,593,979)
                                                                             ----------------------- -------------------------
Total stockholders' equity (deficiency)                                                (908,230)                343,438
                                                                             ----------------------- -------------------------
Total liabilities and stockholders' equity (deficiency)                      $          234,848         $       927,657
                                                                             ======================= =========================

See accompanying notes.


                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                     Years ended December 31,
                                                    2002                       2001                       2000
                                          -------------------------- -------------------------- -------------------------
Revenues:
   Transactions                           $            104,878       $            265,666          $         544,168
   Sales and rental                                          -                          -                      3,000
   Professional services                                     -                    249,871                    319,503
   Patent license revenue                               25,000                     20,000                    510,000
   Other income                                         56,082                    750,407                    346,404
                                          -------------------------- -------------------------- -------------------------
                                                       185,960                  1,285,944                  1,723,075
                                          -------------------------- -------------------------- -------------------------
Costs and expenses:
   Cost of revenues                                     16,846                     63,751                    344,931
   Research and development                                  -                    496,441                    683,600
   Selling, general and
    administrative expenses                          1,406,841                  3,847,807                  6,791,767
   Impairment loss                                           -                    448,945                  2,608,773
                                          -------------------------- -------------------------- -------------------------
                                                     1,423,687                  4,856,944                 10,429,071
                                          -------------------------- -------------------------- -------------------------
Operating loss
 from continuing operations                         (1,237,727)                (3,571,000)                (8,705,996)
Interest income                                          1,643                     10,101                     64,155
Interest expense                                       (70,334)                  (115,557)                   (26,277)
                                          -------------------------- -------------------------- -------------------------
Loss from continuing operations           $         (1,306,418)        $       (3,676,456)      $         (8,668,118)
Income (loss) from operations
 of discontinued subsidiary                                  -                    467,188                   (534,978)
Gain on disposal of subsidiary                               -                    891,569                          -
                                          -------------------------- -------------------------- -------------------------
Net loss                                            (1,306,418)        $       (2,317,699)      $         (9,203,096)
                                          ========================== ========================== =========================
Loss per share - basic and diluted:
Continuing operations                     $              (0.03)        $            (0.10)      $              (0.29)
                                          ========================== ========================== =========================
Net loss per share                        $              (0.03)        $            (0.06)      $              (0.30)
                                          ========================== ========================== =========================
Shares used in
 computing net loss per share                       40,707,108                 38,004,089                 30,242,054
                                          ========================== ========================== =========================


See accompanying notes.



                                                            Affinity Technology Group, Inc. and Subsidiaries

                                                      Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                                     Total
                                        Additional     Common                                                        Stockholders'
                                        Paid-in        Stock       Deferred        Treasury         Accumulated      Equity
                       Common Stock     Capital        Warrants    Compensation    Stock            Deficit          (Deficiency)
                       ------------ ----------------- ---------- ----------------- -------------------------------- ---------------
Balance at
 December 31, 1999        $  3,196      $ 69,394,954          -        $ (163,167) $(3,490,819)    $ (55,073,184)    $ 10,670,980
Exercise
 of stock options               23           189,733          -                 -      (14,468)                -          175,288
Forfeiture
 of stock options                -           (28,980)         -            28,980            -                 -                -
Amortization of
 deferred compensation           -                 -          -           102,383            -                 -          102,383
Issuance of common
 stock in
 private placement              48           499,952          -                 -            -                 -          500,000
Issuance of common
 stock as finder's fee           4            28,755          -                 -            -                 -           28,759
Issuance of
 common stock warrants           -                 -     52,000                 -            -                 -           52,000
Net loss                         -                 -          -                 -            -        (9,203,096)      (9,203,096)
                       ------------ ----------------- ---------- ----------------- -------------------------------- ---------------
Balance at
 December 31, 2000           3,271        70,084,414     52,000           (31,804)  (3,505,287)      (64,276,280)       2,326,314
Exercise of warrant            347                 -          -                 -            -                 -              347
Debenture conversion
 to common stock               622           302,050          -                 -            -                 -          302,672
Amortization of
 deferred compensation           -                 -          -            31,804            -                 -           31,804
Net loss                         -                 -          -                 -            -        (2,317,699)      (2,317,699)
                       ------------ ----------------- ---------- ----------------- ----------- -------------- ---------------------
Balance at
 December 31, 2001           4,240        70,386,464     52,000                 -   (3,505,287)      (66,593,979)         343,438
Issuance of common
 stock as
 executive compensation         50            44,950          -                 -            -                 -           45,000
Issuance of common
 stock as finders fees          15             9,735          -                 -            -                 -            9,750
Net loss                         -                 -          -                 -            -        (1,306,418)      (1,306,418)
                       ------------ ----------------- ---------- ----------------- ------------------------------- ----------------
Balance at
 December 31, 2002        $  4,305      $ 70,441,149  $  52,000           $     -  $(3,505,287)    $ (67,900,397)      $ (908,230)
                       ============ ================= ========== ================= ================================ ===============




                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                          Years ended December 31,
                                                               2002                  2001                 2000
                                                          ------------------------------------------------------------
Operating activities
Net loss                                                      $(1,306,418)        $(2,317,699)        $(9,203,096)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                 137,557             841,258           1,921,528
    Amortization of deferred compensation                               -              31,804             102,383
    Gain on disposal of subsidiary                                      -            (891,569)                  -
    Impairment loss                                                     -             448,945           2,608,773
    Writedown of software development costs                           656                   -             517,903
    Provision for doubtful accounts                                 7,519              22,909              60,000
    Inventory valuation allowance                                 100,379             865,000             120,000
    Deferred revenue                                               50,000            (568,942)            (97,603)
    Other                                                         127,830             114,254              21,926
    Changes in current assets and liabilities:
       Accounts receivable                                        445,921            (668,569)         (1,176,847)
       Net investment in sales-type leases                              -             157,139             417,176
       Inventories                                                      -              11,895             127,258
       Other assets                                                71,707             179,429             234,981
       Accounts payable                                          (119,017)            (16,898)             36,143
       Accrued expenses                                            72,867            (248,184)           (338,050)
       Accrued compensation and related benefits                  (45,730)            (22,705)           (643,568)
                                                          ------------------------------------------------------------
Net cash used in operating activities                            (456,729)         (2,061,933)         (5,291,093)
Investing activities
Purchases of property and equipment                                (9,284)           (129,351)           (342,403)
Proceeds from sale of property and equipment                        8,810              14,781              65,895
Sales of short-term investments                                         -                   -           1,474,949
                                                          ------------------------------------------------------------
Net cash (used in) provided by investing activities                  (474)           (114,570)          1,198,441
Financing activities
Proceeds from convertible notes and debenture                     625,000                   -           1,000,000
Proceeds from notes payable to third parties                            -          28,241,861          11,531,712
Payments on notes payable to third parties                        (38,737)        (26,684,183)        (10,609,166)
Proceeds from sale of common stock                                      -                   -             500,000
Proceeds from sale of minority interest in subsidiary                   -                   -              25,000
Exercise of options                                                     -                   -             175,288
Exercise of warrants                                                    -                 347                   -
                                                          ------------------------------------------------------------
Net cash provided by financing activities                         586,263           1,558,025           2,622,834
                                                          ------------------------------------------------------------
Net increase (decrease) in cash                                   129,060            (618,478)         (1,469,818)
Cash and cash equivalents at beginning of year                     27,720             646,198           2,116,016
                                                          ------------------------------------------------------------
Cash and cash equivalents at end of year                        $ 156,780            $ 27,720           $ 646,198
                                                          ============================================================

Supplemental cash flow information:
   Income taxes paid                                            $       -            $      -           $       -
                                                          ===================== ======================================
   Interest paid                                                $  14,630            $ 49,042           $       -
                                                          ===================== ======================================




See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002

 1.         Going Concern


     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.


     The Company is evaluating alternatives to secure sufficient additional working capital to continue its business activities through 2003 and beyond. Such alternatives include the placement of additional debt and/or equity securities.

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


2.         The Company


     The Company was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company included its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for, and if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and, rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to license the patents that it owns.


     Through a wholly-owned subsidiary, Surety Mortgage, Inc. ("Surety"), the Company formerly deployed its Mortgage ALM product in locations where consumers are likely to apply for a mortgage loan. Surety deployed Mortgage ALMs, processed mortgage loan applications obtained through its Mortgage ALM network and processed mortgage loan applications under contracts with third parties. As further discussed in Note 12, the Company disposed of Surety on December 31, 2001.

     The Company owns certain patents generally covering the automated establishment of loans and other financial accounts. The principal future activities of the Company will involve the pursuit of a patent licensing program.

3.         Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Affinity Technology Group, Inc. (the "Company" or "ATG") and its subsidiaries, Affinity Bank Technology Corporation, Affinity Clearinghouse Corporation, Affinity Credit Corporation, Affinity Processing Corporation ("APC"), Affinity Mortgage Technology, Inc., decisioning.com, Inc. ("decisioning.com"), and Multi Financial Services, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

     The Company classifies its investments as held to maturity or available for sale. At December 31, 2002 and 2001, the Company had no investments. All mortgage loans originated and processed by Surety were sold to permanent investors. The Company had no unrealized holding gains or losses associated with investments classified as available for sale during the years ended December 31, 2002, 2001, and 2000.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, investments, accounts receivable, net investment in sales-type leases, accounts payable and notes payable approximate their fair values. Fair values of investments are based on quoted market prices.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") cost flow assumption.

Other Current Assets

     At December 31, 2002, other current assets consisted of prepaid expenses of $42,784. Other current assets at December 31, 2001 consisted of prepaid expenses of $114,490.


Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense (including amortization of equipment leased under capital leases) was approximately $97,000, $417,000, and $1,238,000, during 2002, 2001, and 2000, respectively.

Software Development Costs

     Costs incurred in the development of software, which is incorporated as part of the Company's products or sold separately, are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers. The net realizable value of unamortized capitalized costs is periodically evaluated and, to the extent such costs exceed the net realizable value, unamortized amounts are reduced to net realizable value. In 2002 and 2000, the Company recorded charges of approximately $1,000 and $518,000, respectively, to reduce recorded balances of unamortized capitalized software costs to their net realizable value.

     Amortization of capitalized software development was approximately $41,000, $259,000, and $382,000 during 2002, 2001, and 2000, respectively.

Valuation of Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In the event of such, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. In 2001 and 2000, the Company recorded certain impairment charges related to certain of its long-lived assets. In 2001, the Company recorded impairment charges of approximately $449,000, $399,000 of which is related to goodwill. Impairment charges recorded by the Company in 2000 were approximately as follows: property and equipment, $1,103,000; goodwill, $1,453,000 (see "Intangible Assets" below); and other non-current assets of $53,000.

Intangible Assets

     Intangible assets arising from the excess of cost over acquired assets are amortized by the straight-line method over their estimated useful life of ten years. Intangible assets, primarily goodwill, consisted of approximately $1,470,000 which was recorded in conjunction with the acquisition of Buy America, Inc. and Project Freedom, Inc. (see Note 9), and approximately $1,400,000 which was recorded in conjunction with the exchange of APC common stock for the Company's common stock. See "Minority Investor" below. Accumulated amortization associated with these intangible assets approximated $528,000 at December 31, 2000. In accordance with its evaluation of its long-lived assets, the Company recorded an impairment charge related to goodwill in the amount of $399,000 and $1,453,000 in 2001 and 2000, respectively. Such charges eliminated in 2000 the recorded balance of goodwill associated with the exchange of APC common stock for the Company's common stock and eliminated in 2001 the unamortized balance of goodwill associated with the acquisition of Buy America and Project Freedom.

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

Software Revenue Recognition

     The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 provides guidance on software revenue recognition associated with the licensing and selling of computer software. The Company did not recognize any revenue during 2002, 2001 or 2000 associated with contracts subject to SOP 97-2 guidance.

Revenue Recognition

Transaction fees - Transaction fee revenue is recognized as the related transactions are processed. Transaction processing fees revenue represented approximately 56.4%, 20.7%, and 31.6% of total revenue from continuing operations during 2002, 2001, and 2000, respectively.

Mortgage processing services - Surety engaged in mortgage brokerage activities, which generally involved originating, processing, and selling mortgage loan products to outside investors. Surety originated and/or processed mortgage loans directly with consumers or on behalf of correspondents and immediately sold such loans to investors that sponsored the loan programs offered by Surety. Surety only offered loans that would be acquired by the investors under such programs. Upon making the loan commitment to the borrower, Surety immediately received a commitment from an investor to acquire the loan upon closing. Loan origination fees include gains on sales of mortgage loans to investors and loan origination fees received for originating and processing the loan. Loan origination fees and all direct costs associated with originating loans are recognized at the time the loans are sold. On December 31, 2001, the Company tendered the stock of Surety in full satisfaction of a $1 million note and accrued interest (see Note
12).

Sales and rental - Revenue and costs related to leases of ALM equipment are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Revenue from sales-type leases is generally recognized when the equipment is installed and accepted by the customer. Operating lease revenue is recognized ratably over the lease term.

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

Cost of Revenues

     Cost of revenues consists of costs associated with initial set-up, transaction fees, sales and rental revenues, professional services and mortgage processing services. Additionally, contract loss provisions are charged to cost of revenues. Costs associated with initial set-up fees include labor, other direct costs and an allocation of related indirect costs. The Company did not deploy any ALMs during 2002, 2001 and 2000. No costs were incurred in 2002, 2001, and 2000 in association with initial set-up revenue recognized. Costs associated with transaction fees include the direct costs incurred by the Company related to transactions it processes for its customers. Costs of transaction fees approximated $14,000, $42,000, and $108,000 in 2002, 2001, and 2000, respectively. Costs associated with sales and rental revenues include the cost of the leased ALM hardware, other direct costs and an allocation of related indirect costs. Costs of ALM hardware sold under sales-type leases, depreciation expense for hardware leased to customers under operating leases and other direct costs associated with sales and rental revenues totaled approximately $5,000 and $52,000 for the years ended December 31, 2001 and 2000, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct and allocation of indirect costs associated with professional services totaled approximately $15,000 and $133,000 for the years ended December 31, 2001 and 2000 respectively. Costs of patent license revenues consist of commissions paid or accrued by the Company to its previous patent licensing agent and totaled $2,500, $2,000 and $51,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123" as amended by FASB Statements No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148")), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The pro forma effect on net income and earnings per share was not material for the year ended December 31, 2000. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                                             2002                       2001
                                                                     ----------------------     ----------------------

            Net loss:
            As reported                                              $        (1,306,418)       $        (2,317,699)
            Add:  stock-based compensation expense
                  included in reported net income                                      -                     31,804
            Deduct: stock-based compensation expense
                determined under the fair value based method
                for all awards                                                  (113,180)                  (233,749)
                                                                     ----------------------     ---------------------
            Pro forma net loss                                       $        (1,419,598)       $        (2,519,644)
                                                                     ======================     =====================
            Net loss per common share:
                As reported:
                   Basic and diluted                                 $             (0.03)       $             (0.06)
                Pro forma:
                   Basic and diluted                                 $             (0.03)       $             (0.07)

     See Note 7 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

Advertising Expense

     The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $8,000 and $33,000 in 2001 and 2000, respectively.

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

New Accounting Standards

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit (restructuring) activities previously covered by Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement nullifies EITF Issue No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. Generally, the ability to accrue for the cost of a workforce reduction plan at the communication date will be limited. The cost of the plan will be recognized over the future service period of the employees. The Statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Income Taxes

     Deferred income taxes are calculated using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Concentrations of Credit Risk

     The Company markets its products and services to financial institutions throughout the United States. The Company performs ongoing credit evaluations of customers.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Reclassification

     Certain amounts in 2000 and 2001 have been reclassified to conform to 2002 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity (deficiency) or net loss.

4.         Inventories

Inventories at December 31, 2001, consisted of the following:

                                                      December 31,
                                                         2001
                                                   -----------------
Electronic parts and other components              $    312,164
Work in process                                          28,784
Finished goods                                          744,324
                                                   -----------------
                                                      1,085,272
Reserve for obsolescence                               (984,893)
                                                   -----------------
                                                      $ 100,379
                                                   =================


5.         Property and Equipment

Property and equipment consists of the following:

                                             December 31,
                                       2002              2001
                                   -----------      -------------
Data processing equipment          $   381,812      $  2,137,414
Demonstration equipment                      -           113,106
Office furniture and fixtures           44,136           355,441
Automobiles                             72,003            72,003
Purchased software                       3,770         1,962,273
                                   -----------      -------------
                                       501,721         4,640,237
Less accumulated
 depreciation and amortization        (474,121)       (4,457,319)
                                   ------------     -------------
                                   $    27,600      $    182,918
                                   ============     =============

6.         Convertible Debenture and Notes

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously acquired by AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

     On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO. The agreement was amended in August 2001 as described below. Under the original agreement on November 22, 2000, the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. Under the original agreement, the debenture matured on May 22, 2002, subject to earlier conversion and certain provisions regarding acceleration upon default and prepayment. Under the original agreement, on November 22, 2000, the Company also issued to AMRO a three-year warrant to acquire 200,000 shares of the Company's common stock. The warrant exercise price was originally $0.3542 per share. AMRO exercised a portion of the debenture into an aggregate of 6,214,665 shares of the Company's stock.

     In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price of a warrant to acquire 720,000 shares issued to the investor under the Company's previous equity line agreement from $0.8554 per share to $0.05 per share.

     In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of remaining amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above.

7.         Stockholders' Equity (Deficiency)

Preferred Stock

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. At December 31, 2002 and 2001 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

     During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 2002, approximately 18,000 options were exercisable under the 1995 Option Plan. At December 31, 2002, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 2.4 years. This plan closed during April 1996.

     In April 1996, the Company adopted the 1996 Incentive Stock Option Plan. Under the terms of the plan, incentive options may be issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term.

     In addition, the 1996 Stock Option Plan was amended and restated effective May 28, 1999, to increase the number of shares of common stock available for issuance from 1,900,000 to 2,900,000 and to permit non-employee directors to participate in the 1996 Stock Option Plan. Under the Company's director compensation program in effect from April 1999 to March 2002, non-employee directors received options under the 1996 Stock Option Plan to purchase 5,000 shares of Common Stock of the Company on the 5th business day after each annual shareholder meeting. In March 2002, the Company adopted a new director compensation program under which all non-employee directors received a one-time grant of options to purchase 100,000 shares of the Company's stock at the closing sales price of the Company's Common Stock on the business day immediately prior to the date of grant. Such options vest ratably over a two-year period. Under the program, all non-employee directors on the Board were granted options to purchase 100,000 shares on March 20, 2002. Any new non-employee directors appointed to the Board will be granted options to purchase 100,000 shares at the time of his or her election to the Board.

     In 1996, the Company also adopted the Non-employee Directors' Stock Option Plan of Affinity Technology Group, Inc. (the "Directors' Option Plan"), under which directors who are not employees of the Company or any of its subsidiaries were entitled to receive an initial award ("Initial Awards") in the form of an option to purchase shares of Common Stock having an aggregate fair market value of $50,000 and a subsequent award ("Annual Awards") in each year in the form of an option to purchase shares of Common Stock having an aggregate fair market value of $15,000. The Directors' Option Plan authorized the issuance of no more than 100,000 shares of Common Stock. During 1997, each of the Company's non-employee directors was granted an Initial Award consisting of an option to purchase 12,903 shares of Common Stock of the Company at $3.88 per share. During 1998, each of the Company's non-employee directors was granted an Annual Award consisting of an option to purchase 12,097 shares of Common Stock of the Company at $1.22 per share. In 1999, the Board of Directors suspended any further grants under the Directors' Option Plan. At December 31, 2002, there were options to purchase 24,194 shares of the Common Stock of the Company outstanding under the Directors' Option Plan. None of the options to purchase the Company's Common Stock under the Directors' Option Plan have been exercised.

A summary of activity under the 1996 and 1995 Option Plans is as follows:

                                                                                           Options Outstanding
                                                                              ------------------------ ---------------------
                                                              Shares                                     Weighted Average
                                                             Available                Number                  Price
                                                             for Grant               of Shares              Per Share
                                                       ---------------------- ------------------------ ---------------------
       1995 Stock Option Plan
       Balance at December 31, 1999                                       -                245,814            $0.44
       Options canceled/forfeited                                         -                 (9,434)           $0.44
       Options exercised                                                  -                (53,000)           $0.44
                                                       ---------------------- ------------------------ ---------------------
       Balance at December 31, 2000                                       -                183,380            $0.44
       Options canceled/forfeited                                         -                (22,260)           $0.44
                                                       ---------------------- ------------------------ ---------------------
       Balance at December 31, 2001                                       -                161,120            $0.44
       Options canceled/forfeited                                         -               (143,100)           $0.44
                                                       ---------------------- ------------------------ ---------------------
       Balance at December 31, 2002                                       -                 18,020            $0.44
                                                       ====================== ======================== =====================


       1996 Stock Option Plan
       Balance at December 31, 1999                               1,357,460              1,540,540            $1.63
       Options granted                                           (1,067,500)             1,067,500            $1.15
       Options canceled/forfeited                                   693,970               (693,970)           $1.16
       Options exercised                                                  -               (169,930)           $0.98
                                                       ---------------------- ------------------------ ---------------------
       Balance at December 31, 2000                                 983,930              1,744,140            $1.59
       Options granted                                             (300,000)               300,000            $0.09
       Options canceled/forfeited                                   925,470               (925,470)           $1.66
                                                       ---------------------- ------------------------ ---------------------
       Balance at December 31, 2001                               1,609,400              1,118,670            $1.13
       Options granted                                           (1,250,000)             1,250,000            $0.09
       Options cancelled/forfeited                                  324,665               (324,665)           $0.93
                                                       ---------------------- ------------------------ ---------------------
       Balance at December 31, 2002                                 684,065              2,044,005            $0.53
                                                       ====================== ======================== =====================



     A summary of stock options exercisable and stock options outstanding under the 1996 Option Plan is as follows:

                                                        1996 Stock Option Plan
----------------------------------------------------------- ----------------------------------------------------------------------
                         Options Exercisable                                         Options Outstanding
                        at December 31, 2002                                        At December 31, 2002
                =========================================== ======================================================================
                                                                                                                   Weighted
                                           Weighted                                         Weighted                Average
   Range of                                Average                                           Average               Remaining
   Exercise        Number                   Price                   Number                    Price               Contractual
    Prices       Exercisable              Per Share               Outstanding               Per Share            Life (years)
----------------------------------- ----------------------- ------------------------ ------------------------ --------------------
 $0.09 - $0.94           1,055,775          $0.21                         1,620,400           $0.19                   8.6
 $1.06 - $3.75             218,221          $2.16                           423,405           $1.80                   6.7
 $6.75 - $7.38                 200          $6.75                               200           $6.75                   4.0
                ------------------- ----------------------- -----------------------  ------------------------ --------------------
 $0.09 - $7.38           1,274,196          $0.55                         2,044,005           $0.53                   8.2
                =================== ======================= ======================== ======================== ====================


     The Company has recorded in 1996 and 1995 deferred compensation expense totaling approximately $5,492,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. During 1997, the Company adjusted the deferred compensation expense to reflect actual compensation expense earned by terminated employees. The Company amortized the deferred compensation associated with individuals employed by the Company over the vesting period of the individual's options. Amounts recorded as deferred compensation were fully amortized in 2001. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 2001 and 2000 totaled approximately $32,000 and $102,000, respectively.


     The Company recognized no expense related to stock-based compensation in 2002. For the year ended December 31, 2001 and 2000, the Company recognized expense related to stock-based compensation of $31,804 and $102,383, respectively.

     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

                                                              2002                        2001
                                                    -------------------------     ----------------------
Dividend yield                                                 --                           --
Expected volatility                                           136%                         142%
Risk-free rate of return                                  2.39%-4.32%                  4.43%-4.53%
Expected option life, years                                     3                            3


     The weighted average fair value for options granted under the Option Plans during 2002 and 2001 was $0.07.

     The Black-Scholes and other option pricing models were developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. The Company's employee stock options have characteristics significantly different than those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. Accordingly, in management's opinion, these existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

     During July 1998, independent of the 1995 and 1996 Incentive Stock Option Plans and in connection with the employment of the former President and Chief Executive Officer of the Company, the Company issued an option to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.94 per share. The exercise price equaled the estimated fair market value on the date of grant and the vesting of this option was ratable over a 60 month term. The former President and Chief Executive Officer resigned on January 10, 2000 and the option was terminated. Also in conjunction with the former President and Chief Executive Officer's resignation and the termination of his option to purchase 250,000 shares of Common Stock of the Company, the Company's Board of Directors voted to accelerate the vesting of options granted under the 1996 Stock Option Plan to purchase 50,000 shares of the Common Stock of the Company. All vested options granted to the previous President and Chief Executive Officer were exercised in 2000.

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

8.         Employee Benefit Plans

     The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.

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

10.        Leases

     The Company has noncancelable operating leases for the rental of its offices and warehouse. Future minimum lease payments under these leases at December 31, 2002 are approximately $16,000, all of which is payable in 2003.

     In 2002, 2001 and 2000, the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $92,000, $372,000, and $519,000, respectively.

11.        Income Taxes

     As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $65,940,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                                                    December 31,
                                                                           2002                     2001
                                                                 ------------------------- -----------------------
                  Deferred tax assets:
                     Net operating loss carryforwards                        $ 24,580,000            $ 24,022,000
                     Intangible assets                                                  -                  41,000
                     Inventory valuation reserve                                        -                 367,000
                     Accrued expenses                                              15,000                       -
                     Depreciation                                                   9,000                       -
                     Other                                                          6,000                 111,000
                                                                 ------------------------- -----------------------
                  Total deferred tax assets                                    24,610,000              24,541,000
                                                                 ------------------------- -----------------------
                  Deferred tax liabilities:
                     Capitalized software costs                                         -                 (15,000)
                     Other                                                         (1,000)                (34,000)
                                                                 ------------------------- -----------------------
                  Total deferred tax liabilities                                   (1,000)                (49,000)
                                                                 ------------------------- -----------------------
                  Less:  Valuation allowance                                  (24,609,000)            (24,492,000)
                                                                 ------------------------- -----------------------
                  Total net deferred taxes                       $                      -   $                   -
                                                                 ========================= =======================

     The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2002 and 2001, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS
109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2002, 2001, and 2000.

12. Income (Loss) from Operations of Discontinued Subsidiary and Gain on Disposal of Subsidiary

     In July 2001 the Company issued a $1 million note to HomeGold Financial, Inc. ("HomeGold"), which note was collateralized by the stock of Surety, the Company's wholly-owned mortgage banking subsidiary. On December 31, 2001, the Company tendered the stock of Surety to HomeGold in full satisfaction of the $1 million note and accrued interest of $25,511. Except for net receivables of $429,767 due from HomeGold associated with the transaction, all of the assets and liabilities of Surety have been removed from the Company's balance sheet as of December 31, 2001. The Company accounted for the transaction as the disposal of a segment of a business and has reported the operations of Surety as a separate component of loss for 2001 and 2000. Similarly, the gain of $891,569 which the Company recognized is also reported as a separate component of results of operations in 2001 and the effect on the Company's net loss per share of $0.06 was $0.023.

     The components of Surety's operations for 2001 and 2000 are as follows:

                                      Year ended December 31,
                                     2001              2000
                             ----------------- ---------------
Mortgage revenue                  $ 2,851,720      $  432,438
Costs of revenue                    1,008,266         212,397
S G & A                             1,378,366         812,711
                             ----------------- ---------------
Total costs and expenses            2,386,632       1,025,108
                             ----------------- ---------------
                                      465,088        (592,670)
Net interest income                     2,100          57,692
                             ----------------- ---------------
Net income (loss)                 $   467,188      $ (534,978)
                             ================= ===============

     Surety's operating results are included in the determination of the Company's net loss for the years ended December 31, 2001 and 2000 and are reported as "Income (loss) from operations of discontinued subsidiary." The effect of Surety's operating results on net loss per share is $0.012 and $(0.018) in the years ended December 31, 2001 and 2000, respectively.

13.        Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. One customer accounted for 87%, 76% and 45% of revenues in 2002, 2001 and 2000, respectively. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

14.        Relation Party Transactions

     In June 2002, the Company issued a convertible secured note to its Chairman, President and Chief Executive Officer in the principal amount of $125,000. The note bears interest at 8%, and principal and accrued interest are due in June 2004.

     In June 2002, the Company issued 50,000 shares of Company stock to a member of its Board of Directors as a finder's fee for capital raising services.

15.        Commitments and Contingent Liabilities

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



16.        Quarterly Results of Operations (Unaudited)

                                           First                Second                  Third                  Fourth
                                          Quarter              Quarter                 Quarter                Quarter
                                   ----------------- ----------------------- ----------------------- ---------------------
   Year ended December 31, 2002
   Revenue                                $  69,261               $  39,292               $  47,407                30,000
   Gross profit                              61,299                  34,642                  45,700                27,473
   Loss from continuing
   operations                              (401,579)               (367,637)               (234,606)             (302,596)
   Net loss                                (401,579)               (367,637)               (234,606)             (302,596)
   Loss per share - basic and
   diluted
   Continuing operations                      (0.01)                  (0.01)                  (0.01)                (0.01)
   Net loss                                   (0.01)                  (0.01)                  (0.01)                (0.01)
                                   ----------------- ----------------------- ----------------------- ---------------------

   Year ended December 31, 2001
   Revenue                                $ 776,606               $ 114,897               $ 307,264             $  87,177
   Gross profit                             760,717                 103,942                 280,975                76,559
   Loss from continuing
   operations                              (749,088)               (717,125)               (452,954)           (1,757,289)
   Net loss                                (729,407)               (690,197)               (375,150)             (522,945)
   Loss per share - basic and
   diluted
   Continuing operations                      (0.02)                  (0.02)                  (0.01)                (0.04)
   Net loss                                   (0.02)                  (0.02)                  (0.01)                (0.01)

     The sum of certain net loss per share amounts differs from the annual reported total due to rounding. As more fully explained in Note 12, the Company disposed of a subsidiary on December 31, 2001, and recorded a gain of $891,569, or $0.02 per share. In conjunction with such disposal, the quarterly information has been adjusted to reflect revenue, gross profit and loss from continuing operations.

17.        Subsequent Event

     On March 14, 2003, the Company issued an additional $200,000 principal amount of its convertible notes. The notes bear interest at 8%, and principal and accrued interest are due in March 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Part III

Item 10. Directors and Officers of the Registrant

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 29, 2003 under the captions "Board of Directors--Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11.  Executive Compensation

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 29, 2003 under the captions "Executive Compensation" and "Board of Directors--Compensation of Directors", which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Certain information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 29, 2003 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

                                   Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------------
Plan Category              Number of securities to be     Weighted-average exercise price    Number of securities remaining
                           issued upon exercise of        of outstanding options,            available for future issuance
                           outstanding options,           warrants and rights                under equity compensation plans
                           warrants and rights                                               (excluding securities reflected
                                                                                             in column (a))
-------------------------------------------------------- --------------------------------- ---------------------------------
                                    (a)                             (b)                                  (c)
-------------------------------------------------------- --------------------------------- ---------------------------------
Equity compensation
plans approved
by security holders               2,116,219                           $0.54                            684,065
-------------------------------------------------------- --------------------------------- ---------------------------------
Equity compensation
plans not approved
by security holders                 955,000                           $0.07                                  -
-------------------------------------------------------- --------------------------------- ---------------------------------

Total                             3,071,219                           $0.39                            684,065
-------------------------------------------------------- --------------------------------- ---------------------------------

     Information reflected in "Equity compensation plans not approved by security holders" relates to warrants issued in connection with certain financing arrangements. In September 2000, the Company entered into a convertible debenture and warrants purchase agreement with an investor and, in connection therewith, issued to the investor a three-year warrant to acquire 200,000 shares of the Company's common stock at an exercise price that is currently $0.05 per share. In connection with this transaction, the Company also issued to a broker representing the investor in this transaction a five-year warrant to acquire 35,000 shares of the Company's common stock at $0.47 per share. In addition, in September 2000, the Company entered into a common stock purchase agreement with an investor and, in connection therewith, issued to the investor a three-year warrant to acquire 720,000 shares of the Company's common stock at an exercise price that is currently $0.05 per share.

     The table set forth above does not include any information with respect to shares of common stock that may be issued upon the conversion of convertible notes that have been issued by the Company. At December 31, 2002, the Company had issued an aggregate of $830,336 principal amount of its convertible notes, which are convertible into an aggregate of 4,151,680 shares of the Company's common stock at a conversion price of $0.20 per share. In March 2003, the Company issued an additional $200,000 principal amount of its convertible notes that are convertible into an additional 1,000,000 shares of the Company's common stock at a conversion price of $0.20 per share.

Item 13.     Certain Relationships and Related Transactions

     If applicable, information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 29, 2003 under the caption "Certain Transactions," which is incorporated by reference herein.

Item 14.  Controls and Procedures

     Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
     i.   Consolidated Balance Sheets as of December 31, 2002 and 2001.
     ii. Consolidated Statement of Operations for the years ended December 31, 2002, 2001, and 2000.
     iii. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2002, 2001, and 2000.
     iv. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.
     v. Notes to the Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000.

    (2)   Schedule II - Valuation and Qualifying Accounts

          No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

   (3) Exhibits:


     Exhibit Number       Description
------------------ ----------------------------------------------------------------------------------------------------------------
          3.1             Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology
                            Group, Inc. (File No. 333-1170).
          3.2             Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to
                            Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc.
                            (File No. 333-1170).
          4.1             Specimen Certificate of Common Stock which is hereby incorporated by reference to Exhibit
                            4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No.
                            333-1170).
          4.2             Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity Technology Group, Inc., as
                            amended, and Article II, Sections 3, 9 and 10 of the Bylaws of Affinity Technology Group,
                            Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-
                            1170).
          4.3             Form of Convertible Note Purchase Agreement dated June 3, 2003, between Affinity
                            Technology Group, Inc., and certain investors, which is incorporated by reference to Exhibit
                            4.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
         10.1*            Form of Stock Option Agreement (1996 Stock Option Plan), which is hereby incorporated by reference to Exhibit 107 to the Registration Statement on Form S-1 of Affinity Technology
                            Group, Inc. (File No. 333-1170).
         10.2*            Form of Stock Option Agreement (Directors' Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Affinity Technology
                            Group, Inc. (File No. 333-1170).
         10.3*            Form of Stock Option Agreement (Directors' Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Affinity Technology
                            Group, Inc. (File No. 333-1170).
         10.4*            1995 Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Affinity Technology
                            Group, Inc. (File No. 333-1170).
         10.5*            Amended and Restated 1996 Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10 to
                            the Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999.

         10.6*            Non-Employee Directors' Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1
                            of Affinity Technology Group, Inc. (File No. 333-1170).
          10.7            Stock Rights Agreement, dated October 20, 1995, between Affinity Technology Group, Inc., and certain investors, which is hereby incorporated by reference to Exhibit 10.15 to the
                            Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
         10.8*            Declaration of First Amendment to 1996 Stock Option Plan of Affinity Technology Group,
                            Inc., and 1995 Stock Option Plan of Affinity Technology Group, Inc., which is incorporated by reference to Exhibit 10.10 to the Company's 1998 Annual Report on Form 10-K which was filed on March 31, 1999.
         10.9*            Form of Restricted Stock Agreement between Affinity Technology Group, Inc., and Joseph A.
                            Boyle, which is incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form
                            10-Q for the quarter ended June 30, 2002.
         10.10*           Form of Stock Agreement between Affinity Technology Group, Inc., and Wade H. Britt, III,
                            which is incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q
                            for the quarter ended June 30, 2002.
         10.11*           Form of Stock Award Agreement between Affinity Technology Group, Inc., and Robert H.
                            Price.
         10.12*           Form of Stock Award Agreement between Affinity Technology Group, Inc., and Peter R.
                            Wilson.
         10.13            Patent Licensing Agreement, dated as of January 22, 2003, between decisioning.com, Inc.
                            and Information Ventures LLC, d/b/a LPS Group.
           21             Subsidiaries of Affinity Technology Group, Inc.
          23.1            Consent of Scott McElveen, LLP.
          23.2            Consent of Ernst & Young, LLP.
          99.1            Certification Pursuant to 18 U. S. C. Section 1350, As Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief Financial Officer of the
                          Registrant.


* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K filed in the 4th quarter of 2002:

     The Registrant did not file any Current Reports on Form 8-K during the last fiscal quarter of the period covered by this report.

(c)  Exhibits

     The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15(a) (3).

(d)  Financial Statement Schedules.

     The response to this portion of Item 15 is submitted under Item 15(a)(2).

Signatures

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Affinity Technology Group, Inc.

Date:      March 31, 2003             By: /s/  Joseph A. Boyle
                                          -----------------------------------
                                          Joseph A. Boyle
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                                          Title                                                        Date
------------------------------------------ ------------------------------------------------------------ -------------------------

    /s/ Joseph A. Boyle                                                                                     March 31, 2003
    ------------------------------------------
    Joseph A. Boyle                            Chairman, President, Chief Executive Officer and Chief
                                               Financial Officer and Director
                                               (principal executive and financial officer)


    /s/ Wade H. Britt, III                                                                                  March 31, 2003
    ------------------------------------------
    Wade H. Britt, III                         Director


    /s/  Robert M. Price, Jr.                                                                               March 31, 2003
    ------------------------------------------
    Robert M. Price, Jr.                       Director


    /s/  Peter R. Wilson, Ph.D.                                                                             March 31, 2003
    ------------------------------------------
    Peter R. Wilson, Ph.D.                     Director


    /s/  S. Sean Douglas                                                                                    March 31, 2003
    ------------------------------------------
    S. Sean Douglas                            Executive Vice
                                               President and Chief Operating
                                               Officer (principal accounting officer)

                                 CERTIFICATIONS

     I, Joseph A. Boyle, certify that:

     1. I have reviewed this annual report on Form 10-K of Affinity Technology Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Joseph A. Boyle                                             March 31, 2003
--------------------------
Joseph A. Boyle          Chairman, President, Chief Executive Officer and
                         Chief Financial Officer
                         (principal executive and financial officer)






1.         Schedule II - Valuation and Qualifying Accounts

-------------------------------- -------------- ---------------------------------------- --------------------- --------------------
      COL. A                     COL. B                         COL. C                          COL. D                COL. E
-------------------------------- -------------- ---------------------------------------- ---------------------  -------------------
                                                               Additions
                                                ----------------------------------------
                                 Balance at     Charged to Costs  Charged to Other
                                 Beginning of   and Expenses      Accounts - Describe    Deductions-Describe    Balance at End of
   Description                   Period                                                                          Period
-------------------------------- -------------- ------------------- -------------------- --------------------- --------------------
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances
 deducted from asset accounts:
Allowance for doubtful
   accounts                     $    10,601      $   7,519        $     -                $      18,120 (1)     $          -
Reserve for inventory
   obsolescence                     984,893        100,379              -                    1,085,272 (2)                -

YEAR ENDED DECEMBER 31, 2001
Reserves and allowances
 deducted from asset accounts:
Allowance for
 doubtful accounts              $     9,467     $   22,909        $     -               $       21,775 (1)     $     10,601
Reserve for
 inventory obsolescence           1,227,928        865,000                                   1,108,035 (2)          984,893
                                                                        -

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

Exhibit Index


Exhibit
Number   Description
------ -----------------------------------------------------------------------

10.13 Patent Licensing Agreement, dated as of January 22, 2003, between decisioning.com, Inc. and Information Ventures LLC, d/b/a LPS Group
21    Subsidiaries of Affinity Technology Group, Inc.
23.1  Consent of Scott McElveen LLP
23.2  Consent of Ernst & Young LLP
99.1 Certification Pursuant to 18 U. S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Chief Executive Officer and Chief Financial Officer of the Registrant

                                                                Exhibit 10.13

                        PATENT LICENSING AGENT AGREEMENT

     THIS AGREEMENT (the "Agreement") is made and entered into this _____day of January, 2003, by and between decisioning.com, Inc., a Delaware corporation located at 1122 Lady Street, Suite 1145, Columbia, South Carolina 29201 (the "Company"), and Information Ventures LLC d/b/a LPS Group, a Delaware limited liability company located at 2777 Summer Street, Stamford, Connecticut 06905 (the "Agent").

                                   WITNESSETH:

     WHEREAS, all the issued and outstanding capital stock of the Company currently is owned by Affinity Technology Group, Inc., a Delaware corporation; and

     WHEREAS, the Company desires to engage the Agent to license patents owned by the Company; and

     WHEREAS, the Company and the Agent mutually desire to set forth in this Agreement the terms and conditions applicable to such engagement;

     NOW, THEREFORE, the parties, intending to be legally bound, hereby agree as follows:

                                    SECTION I

                                   DEFINITIONS

     1.1 "Patents" shall mean the U.S. patents listed in Appendix A and their corresponding non-U.S. counterparts, and all reissuances, continuations and divisions thereof, if any.

     1.2 "Patent Agreement" shall mean an agreement entered into after the date hereof under which the Company grants a license to all or a subset of the Patents to any third party, whether with or without patent litigation; provided, however, that the term Patent Agreement shall not mean (a) any agreement between the Company and any of the parties identified on Appendix B with whom the Company currently has an existing licensing agreement and (b) any agreement entered into after the date hereof with any prospective licensee identified on Appendix B, provided such agreement is entered into on or prior to January 31, 2003.

                                   SECTION II

                            APPOINTMENT OF THE AGENT

     2.1 The Company hereby appoints the Agent as the Company's exclusive representative for the solicitation and negotiation of Patent Agreements with third parties. The Agent hereby represents and warrants to the Company that the primary employee of the Agent responsible for the Agent's duties and obligations under this Agreement shall be Dooyong Lee.

     2.2 Nothing contained in this Agreement shall be construed as granting or conveying to the Agent any rights to use the Patents, by implication or otherwise. The Agent hereby acknowledges the Company's proprietary interest in the Patents and all materials related thereto, and the Agent hereby agrees not to take, or authorize the taking of, any action that would compromise, damage or dilute the interest of the Company in the Patents or any related materials. The Agent hereby agrees that it shall not challenge or otherwise take any action to impair the Company's rights in the Patents.

                                   SECTION III

                               DUTIES OF THE AGENT

     3.1 The Agent hereby agrees to use its best efforts to promote, market, solicit and negotiate the licensing of the Patents with third parties, including without limitation to:

                     A. Identify prospective licensees based on market analysis; B. Contact such prospective licensees and discuss possible Patent licenses; C. Negotiate and obtain a definitive Patent Agreement with each such prospective licensee; and
                     D. If requested by the Company, coordinate and arrange for legal counsel to represent the Company in connection with any patent litigation commenced by the Company during the term of this Agreement; provided, however, that the Company shall be entitled to approve such counsel and the terms and conditions of its engagement, such approval not to be unreasonably withheld.

     3.2 The Agent shall have the authority to solicit and negotiate (subject to Section 3.3 below) Patent Agreements with third parties.

     3.3 Notwithstanding anything in this Agreement to the contrary, all Patent Agreements shall be in such form and have such terms and conditions, including pricing terms, as are reasonably established and approved by the Company from time to time.

     3.4 The Agent, at its sole cost and expense, may engage persons to help the Agent perform its duties hereunder; provided, however, that (a) Dooyong Lee shall directly supervise the activities of any such persons and (b) the Agent shall notify the Company prior to engaging any such persons, and, if requested by the Company, the Agent shall cause such persons to enter into a non-disclosure agreement with the Company on terms and conditions reasonably acceptable to the Company.

                                   SECTION IV

                            COVENANTS OF THE COMPANY

     4.1 If :

                     (a) the Agent identifies a prospective licensee that, in the Agent's reasonable opinion, infringes all or a subset of the Patents; and

                     (b) after reasonable time and effort by the Agent, such prospective licensee refuses to enter into a Patent Agreement,

then, upon the Agent's reasonable request, the Company promptly shall commence a legal action against such prospective licensee for Patent infringement. Notwithstanding the foregoing, the Company's obligation to commence any such litigation shall be subject to the following conditions:

                     (i) The Agent shall first have arranged with legal counsel to the Company in such action that such counsel's fees shall be paid by the Company on a contingency basis upon successful completion of such litigation and that such counsel's expenses either be deferred or advanced by the Agent, subject to the Company's obligation to reimburse the Agent (or such counsel) for such expenses from any Revenues generated by any Patent Agreements, as provided in Section
           5.4 below; and

                     (ii) The Company shall have the right to approve such legal counsel and the terms and conditions of its engagement, provided that such approval shall not be unreasonably withheld.

     4.2 The Company shall promptly advise the Agent regarding all inquiries received by the Company relating to the licensing of any or all of the Patents.

     4.3 In consideration of the Agent's services hereunder, the Company shall pay to the Agent the amounts established pursuant to Sections 5.1 and 5.4 below.

     4.4 The Company shall provide the Agent with a copy of the prosecution file history for each Patent as soon as reasonably practicable after the execution of this Agreement.

     4.5 The Company shall not: (a) sell, transfer, assign or otherwise dispose of (other than by granting a license) any of the Patents or any Patent Agreements, (b) sell all or substantially all of its assets to a third party or
(c) enter into a merger or consolidation in which the Company is not the surviving entity unless the party(ies) acquiring the Patents, the Patent Agreements or all or substantially all of the Company's assets, as the case may be, or party to any such merger or consolidation, shall expressly agree in writing to assume this Agreement and the Company's obligations hereunder.


                                    SECTION V

                                  COMPENSATION


     5.1 (a) As compensation for its services hereunder, the Agent shall be entitled to receive an amount equal to twenty-five percent (25%) of all revenues received by the Company under any Patent Agreements with any third parties with whom the Agent has concluded licensing discussions, with whom the Agent has negotiated a term sheet, or against whom the Agent has arranged for the commencement of litigation ("Revenues"). Such compensation shall be payable by the Company to the Agent within thirty (30) days after the Company has received such Revenues. Notwithstanding the foregoing, the Agent shall not be entitled to receive any compensation with respect to revenues generated (a) under any agreement between the Company and any of the parties identified on Appendix B with whom the Company currently has an existing licensing agreement and (b) under any agreement entered into after the date hereof with any prospective licensee identified on Appendix B, provided such agreement is entered into on or prior to January 31, 2003.

     (b) In addition to the foregoing, if the Company shall sell the Patents to a third party (the "Purchaser") whose business or operations prior to the sale shall, in the Company's reasonable opinion, infringe upon all or a subset of the Patents (the Patents upon which the Purchaser's business or operations infringe being referred to herein as the "Applicable Patents"), then in connection with such transaction, the Company shall be required to pay the Agent additional compensation equal to 25% of the then-prevailing market rate for a license of the Applicable Patents, all as jointly determined in good faith by the Company and the Agent. Such compensation shall be payable by the Company to the Agent within thirty (30) days after the Company has received the purchase price from the Purchaser for the Patents (the "Lump-Sum Payment"), and the Lump-Sum Payment shall consist of the same proportionate cash and non-cash consideration as paid by the Purchaser to the Company for the Patents; provided, however, that if:

          (i) the Purchaser shall issue equity securities to the Company in full or partial payment of the purchase price of the Patents and (A) such transaction is not registered under the Securities Act of 1933, as amended (the "Securities Act"), or (B) the Agent's ability to resell such securities would be subject to substantial restrictions; and

          (ii) the Company shall have sufficient cash resources to pay in cash the compensation payable by the Company to the Agent pursuant to this
     Section 5.1(b),
then the Agent shall be entitled to elect to receive such compensation in cash payable by the Company in equal annual installments over the remaining life of the last to expire of the Applicable Patents (the "Cash Installment Payments"). Such election shall be made by written notice from the Agent to the Company delivered no later than five (5) business days after the Agent shall have been notified of a transaction subject to this paragraph.

     5.2 The Agent shall bear all of its own expenses in connection with its services hereunder.

     5.3 The Agent may, at its cost and expense, audit the Company's and/or its parent's books and records for the purpose of determining the amount of Revenues received by the Company from the Patent Agreements. Any such audit shall be no more frequent than once each calendar year.

     5.4 Notwithstanding any other provisions of this Agreement, if during the term of this Agreement the Company determines to commence a legal action against a prospective licensee for Patent infringement, then the Agent shall be responsible for coordinating and arranging for legal counsel to represent the Company in connection with such litigation, subject to the Company's right to approve such counsel and the terms and conditions of its engagement, such approval not to be unreasonably withheld. Without limiting the effect of the immediately preceding sentence, the Agent shall arrange for the fees of such legal counsel to be paid by the Company on a contingency basis upon successful completion of such litigation and for such counsel's expenses to either be deferred or advanced by the Agent, subject to the Company's obligation to reimburse the Agent (or such legal counsel) for any such expenses from any Revenues generated by any Patent Agreements.

                                   SECTION VI

                              TERM AND TERMINATION

     6.1 The term of this Agreement shall commence upon the date of this Agreement and shall continue until the last to expire of the Patents, unless earlier terminated by any party in accordance herewith. Following the third anniversary of this Agreement, either party may terminate this Agreement for any reason, with or without cause, by providing the other party with no less than 30 days' advance notice, and subject to the foregoing, this Agreement shall terminate at such time as set forth in such notice. In addition, either party may terminate this Agreement for cause (as specified below) at any time by delivering notice to the other party, and this Agreement shall thereupon terminate immediately.

     6.2 The Company may terminate this Agreement at any time for cause. With respect to any such termination, "cause" shall mean (i) the Agent shall have materially breached any term of this Agreement or any other agreement between the Company or any of its affiliates and the Agent and, if such breach can be cured, the Agent shall have failed to cure such breach within 30 days after receiving notice from the Company of such breach; provided, however, that the Company shall not be required to give notice of any specific type of breach more than once; (ii) the employment of Dooyong Lee with the Agent shall terminate, or the Agent shall re-assign, without the Company's prior written consent, primary responsibility for the Agent's obligations under this Agreement to any person other than Dooyong Lee; (iii) the Agent shall have committed an act of financial dishonesty against the Company; (iv) the Agent shall have committed an act involving a felony or involving moral turpitude that brings the Company or any of its affiliates into public disrepute; or (v) the Agent shall have demonstrated repeated inattentiveness with respect to its obligations under this Agreement as evidenced by, without limitation, failure by the Agent to devote the time and attention required to fulfill its obligations under this Agreement, repeated failure by the Agent to return telephone calls from the Company, repeated failure by the Agent to participate in any meetings reasonable arranged by the Company, or any other acts or failures to act that evidence the Agent's repeated inattentiveness.

     6.3 The Agent may terminate this Agreement at any time for cause. With respect to any such termination, "cause" shall mean (i) the Company shall have materially breached any term of this Agreement or any other agreement between the Company and the Agent and, if such breach can be cured, the Company shall have failed to cure such breach within 30 days after receiving notice from the Agent of such breach; provided, however, that the Agent shall not be required to give notice of any specific type of breach more than once; (ii) the Company shall have committed an act of financial dishonesty against the Agent; (iii) the Company shall have committed an act involving a felony or involving moral turpitude that brings the Agent or any of its affiliates into public disrepute; or (iv) the Company shall have demonstrated repeated inattentiveness with respect to its obligations under this Agreement as evidenced by, without limitation, failure by the Company to devote the time and attention required to perform its obligations under this Agreement, repeated failure by the Company to return telephone calls from the Agent, repeated failure by the Company to participate in any meetings reasonably arranged by the Agent, or any other acts or failures to act that evidence the Company's repeated inattentiveness.

6.4 If this Agreement is terminated, the Agent shall be entitled to receive the following payments:

     (a) If the Company or the Agent terminates this Agreement for "cause," the Agent shall be entitled to receive: (i) twenty-five percent (25%) of the Revenues thereafter received by the Company attributable to any Patent Agreements entered into prior to such termination; (ii) any Lump-Sum Payment payable by the Company to the Agent at the time of termination pursuant to Section 5.1(b), which shall be paid by the Company to the Agent as provided by Section 5.1(b); and (iii) any remaining Cash Installment Payments for which the Company was obligated to pay the Agent at the time of termination pursuant to
          Section 5.1(b), which shall be paid by the Company to the Agent over the life of the last to expire of the Applicable Patents as provided under Section 5.1(b).

     (b) If this Agreement is terminated by the Company without cause, the Agent shall be entitled to receive: (i) twenty-five percent (25%) of the Revenues thereafter received by the Company attributable to (A) any Patent Agreements entered into prior to such termination and (B) any Patent Agreements entered into after such termination with any licensee with whom the Agent was engaged in substantive negotiations at the time of termination or against whom the Agent arranged for the commencement of litigation prior to the time of termination; (ii) twelve and one-half percent (12.5%) of Revenues thereafter received by the Company during the first half of the then-remaining life of the last to expire of the Patents attributable to any Patent Agreements entered into subsequent to such termination (to the extent not covered by clause (i) above); (iii) any Lump-Sum Payment payable by the Company to the Agent at the time of termination pursuant to Section 5.1(b), which shall be paid by the Company to the Agent as provided by
          Section 5.1(b); and (iv) any remaining Cash Installment Payments for which the Company was obligated to pay the Agent at the time of termination pursuant to Section 5.1(b), which shall be paid by the Company to the Agent over the life of the last to expire of the Applicable Patents as provided under Section 5.1(b).

     (c) If this Agreement is terminated by the Agent without cause, the Company shall not be obligated to make any further payments to the Agent.

     (d) In addition to the payments set forth above, if this Agreement is terminated by any party, the Company shall remain obligated to reimburse the Agent for legal fees and expenses advanced by the Agent pursuant to Sections 4.1 and 5.4 hereof from Revenues received by the Company under any Patent Agreements following such termination.

     (e) The payments required to be made by the Company to the Agent pursuant to this Section 6.4 shall be the only payments that the Company shall be obligated to make to the Agent following the termination of this Agreement.

6.5 The provisions of Sections 5.2, 5.3, VI, VII and VIII shall survive the termination of this Agreement.

                                   SECTION VII

                             LIMITATION OF LIABILITY

     7.1 In no event shall either party be entitled to special, indirect or consequential damages, including lost profits, for breach of this Agreement by the other party.

                                  SECTION VIII

                                   INDEMNITIES

     8.1 The Company hereby agrees to indemnify the Agent from and against any loss, liability, claim, damage or expense (including reasonable attorneys' fees and expenses), whether or not involving a third-party claim, arising out of any material breach by the Company of any of the terms of this Agreement or any Patent Agreement.

     8.2 The Agent hereby agrees to indemnify the Company from and against any loss, liability, claim, damage or expense (including reasonable attorneys' fees and expenses), whether or not involving a third-party claim, arising out of any material breach by the Agent of any of the terms of this Agreement or any claim, demand or action made against the Company by any party to a Patent Agreement relating to representations or statements made by the Agent that are inconsistent with or in addition to the terms and conditions of such Patent Agreement.

     8.3 Promptly after receipt by an indemnified party of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party, notify the indemnifying party in writing of the commencement thereof, but the failure to give such notice shall not relieve the indemnifying party from its obligations hereunder except to the extent that the indemnifying party demonstrates that the defense of such claim or demand is materially prejudiced by the failure to give such notice. In case any such action shall be brought by a third party against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it shall wish, to assume the defense thereof, with counsel reasonably satisfactory to the indemnified party, and, after notice from the indemnifying party of its election so to assume the defense thereof, the indemnifying party shall not be liable to the indemnified party for any attorneys' fees and expenses subsequently incurred by the indemnified party. In any such action, each party hereby agrees to cooperate with the other party in the defense thereof.

                                   SECTION IX

                         REPRESENTATIONS AND WARRANTIES

     9.1 The Company hereby represents and warrants that it is the sole owner of the Patents and has the right to grant licenses under the Patents to third parties, and that set forth on Appendix B are (a) all parties with whom the Company has entered into an agreement to license all or a subset of the Patents and (b) all parties with whom the Company is currently engaged in discussions with respect to the licensing of all or a subset of the Patents.

                                    SECTION X

                                     NOTICES

     10. All notices, demands, or other communications required or permitted by this Agreement shall be in writing and shall be sent or given to the following address:

                               If to the Company, to:

                                          decisioning.com, Inc.
                                          1122 Lady Street
                                          Suite 1145
                                          Columbia, South Carolina  29201
                                          Telecopy: (803) 758-2560
                                          Attention:  President

                               If to the Agent, to:

                                          LPS Group
                                          345 Park Avenue South, 10th Floor
                                          New York, New York  10010
                                          Telecopy: (212) 845-4011
                                          Attention:  President

Such notice shall be deemed to have been duly sent or given when (i) delivered by hand, (ii) sent by facsimile transmission (with written confirmation of receipt), provided a copy is mailed by registered mail, return receipt requested, or (iii) mailed by registered or certified mail, postage prepaid (return receipt requested), or nationally recognized overnight delivery service. Either party may change its address or telecopy number for purposes of notices hereunder upon notice to the other party, provided that such change shall be effective only upon receipt thereof by the other party.


                                   SECTION XI

                          CHOICE OF LAW AND ARBITRATION

     11.1 This Agreement shall be governed and construed in accordance with the laws of the State of New York without regard to conflict of laws principles.

11.2 Any controversy, dispute or question arising out of, or in connection with, or in relation to this Agreement or its interpretation, performance or non-performance or any breach thereof shall be determined by arbitration conducted in accordance with then-existing rules of the American Arbitration Association. Each party to such dispute shall select one arbitrator and the two arbitrators shall select a third with substantially similar qualifications. Any decision rendered shall be binding upon the parties thereto and may be enforced in any jurisdiction. However, the arbitrators shall have no authority to grant any relief that is inconsistent with the Agreement. The expense of arbitration shall be borne equally by the parties thereto.

                                   SECTION XII

                           ASSIGNMENT AND SEVERABILITY

     12.1 This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by the Agent without the prior written consent of the Company, and any such attempted assignment shall be null and void. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by the Company without the prior written consent of the Agent, and any such attempted assignment shall be null and void; provided, however, that the Company may assign this Agreement and its rights and obligations hereunder, without the consent of the Agent, to any person who acquires the Patents, any Patent Agreements or all or substantially all of the Company's assets, or enters into a merger or consolidation with the Company in which the Company is not the surviving entity, if the Company shall have complied with the provisions of Section 4.5 of this Agreement and the Company notifies the Agent of such assignment on a timely basis.

     12.2 The parties intend that this Agreement shall be a valid legal instrument, and no provision of this Agreement which is later deemed invalid or unenforceable shall in any way invalidate any other provisions of this Agreement. In such case, this Agreement shall be reformed to the minimum extent necessary to correct any invalidity or unenforceability.

                                  SECTION XIII

                               COMPLETE AGREEMENT

     13.1 The Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof. No amendment, waiver or discharge hereof shall be valid unless it is in writing and executed by the party against whom such amendment, waiver or discharge is sought to be enforced.

     13.2 The parties agree that this Agreement is the complete and exclusive statement thereof between the parties with respect to the subject matter hereof and that it supercedes and merges all prior proposals and understandings and all other agreements, whether written or oral, between the parties relating to the subject matter hereof. This Agreement may not be modified or altered except by a written instrument duly executed by the parties hereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as set forth below.

INFORMATION VENTURES LLC                         DECISIONING.COM, INC.
(d/b/a LPS Group)

Signature:                                  Signature:

Name:  Dooyong Lee                               Name:  Joseph A. Boyle
Title: President                                Title:  President

Date:                                            Date:

                                   APPENDIX A

                                     Patents

U.S. Patent No. 6,105,007
U.S. Patent No. 5,870,721
U.S. Patent No. 5,940,811
U.S. Patent No. 5,537,315



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

Exhibit 23.1 - Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc. 1995 Stock Option Plan, 1996 Stock Option and the Non-Employee Directors' Stock Option Plan, of our report dated March 18, 2003, with respect to the consolidated financial statements and schedule of Affinity Technology Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.





                                                      /s/  SCOTT McELVEEN LLP


Columbia, South Carolina
March 18, 2003

Exhibit 23.2 - Consent of Independent Auditors


     We consent to incorporation by reference in the Registration Statement (Form S-8 No. 333-10435) pertaining to the Affinity Technology Group, Inc., 1995 Stock Option Plan, 1996 Stock Option and the Non-Employee Directors' Stock Option Plan, of our report dated March 30, 2001, with respect to the consolidated financial statements and schedule of Affinity Technology Group, Inc., for the year ended December 31, 2000, included in the Annual Report (Form 10-K) for the year ended December 31, 2002.




                                                      /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 31, 2003

                                                                 Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Affinity Technology Group, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph A. Boyle, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Joseph A. Boyle
----------------------------------
Joseph A. Boyle
President, Chief Executive Officer
and Chief Financial Officer
March 31, 2003