Form 10-Q
period 2003-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2003-05-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003             Commission file number: 0-28152

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     41,414,689 shares of Common Stock, $0.0001 par value, as of May 1, 2003.



                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE
PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002......................................................................        3
     Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2003 and 2002................................................................        4
     Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002..........................................................        5
     Notes to Condensed Consolidated Financial Statements.......................................        6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................       10
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........................       13
   ITEM 4. Controls and Procedures..............................................................       13

PART II. OTHER INFORMATION
    ITEM 1. Legal Proceedings...................................................................       14
    ITEM 2 Changes in Securities and Use of Proceeds............................................       14
    ITEM 6.  Exhibits and Reports on Form 8-K...................................................       14
Signature.......................................................................................       15

Part I.  Financial Information

Item 1.  Financial Statements


                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               March 31,
                                                                                2003                    December 31,
                                                                              (Unaudited)                   2002
                                                                        ------------------------- --------------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $   239,192            $      156,780
  Receivables                                                                            -                     5,666
  Other current assets                                                              30,111                    42,784
                                                                        ------------------------- --------------------------
Total current assets                                                               269,303                   205,230
Property and equipment, net                                                         23,403                    27,600
Other assets                                                                         1,801                     2,018
                                                                        ------------------------- --------------------------
Total assets                                                                 $     294,507            $      234,848
                                                                        ========================= ==========================
Liabilities and stockholders' (deficiency) equity
Current liabilities:
  Accounts payable                                                           $      56,679           $        20,741
  Accrued expenses                                                                 257,843                   242,001
  Current portion of deferred revenue                                               17,647                    25,000
                                                                        ------------------------- --------------------------
Total current liabilities                                                          332,169                   287,742
Convertible notes                                                                1,030,336                   830,336
Deferred revenue                                                                    27,941                    25,000
Commitments and contingent liabilities Stockholders' equity:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued
    43,582,697 and 43,049,363 shares at March 31, 2003 and
    December 31, 2002, respectively                                                  4,358                     4,305
  Additional paid-in capital                                                    70,489,096                70,441,149
  Common stock warrants                                                             52,000                    52,000
  Treasury stock, at cost (2,168,008  shares at March 31, 2003 and
    December 31, 2002)                                                          (3,505,287)               (3,505,287)
  Accumulated deficit                                                          (68,136,106)              (67,900,397)
                                                                        ------------------------- --------------------------
Total stockholders' (deficiency) equity                                         (1,095,939)                 (908,230)
                                                                        ------------------------- --------------------------
Total liabilities and stockholders' (deficiency) equity                       $    294,507            $      234,848
                                                                        ========================= ==========================


See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                  2003                      2002
                                                                        ------------------------- --------------------------
Revenues:
   Transactions                                                            $             -           $        60,831
   Patent license revenue                                                            4,412                         -
   Other income                                                                          -                     8,430
                                                                        ------------------------- --------------------------
                                                                                     4,412                    69,261
Costs and expenses:
   Cost of revenues                                                                    442                     7,962
   Selling, general and administrative expenses                                    222,567                   444,759
                                                                        ------------------------- --------------------------
       Total costs and expenses                                                    223,009                   452,721
                                                                        ------------------------- --------------------------
Operating loss                                                                    (218,597)                 (383,460)
Interest income                                                                        250                         -
Interest expense                                                                   (17,362)                  (18,119)
                                                                        ------------------------- --------------------------
Net loss                                                                     $    (235,709)            $    (401,579)
                                                                        ========================= ==========================
Net loss per share - basic and diluted                                       $       (0.01)            $       (0.01)
                                                                        ========================= ==========================
Shares used in computing net loss per share                                     41,296,170                40,281,355
                                                                        ========================= ==========================

See accompanying notes.



                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                 2003                       2002
                                                                       -------------------------- --------------------------
Operating activities
Net loss                                                                 $       (235,709)            $     (401,579)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                                   4,416                     58,258
    Provision for doubtful accounts                                                     -                      3,000
    Inventory valuation allowance                                                       -                     15,000
    Deferred revenue                                                               (4,412)                         -
    Other                                                                          25,840                     50,213
    Changes in current assets and liabilities:
       Accounts receivable                                                          5,666                    411,174
       Other current assets                                                        12,671                     31,391
       Accounts payable and accrued expenses                                       51,780                    (93,097)
                                                                       -------------------------- --------------------------
Net cash (used in) provided by operating activities                              (139,748)                    74,360

Investing activities
Sales of property and equipment                                                    22,160                      3,950
                                                                       -------------------------- --------------------------
Net cash provided by investing activities                                          22,160                      3,950

Financing activities
Proceeds from convertible notes                                                   200,000                          -
Payments on notes payable                                                               -                    (38,737)
                                                                       -------------------------- --------------------------
Net cash provided by (used in) financing activities                               200,000                    (38,737)
                                                                       -------------------------- --------------------------
Net increase in cash                                                               82,412                     39,573
Cash and cash equivalents at beginning of period                                  156,780                     27,720
                                                                       -------------------------- --------------------------
Cash and cash equivalents at end of period                                $       239,192             $       67,293
                                                                       ========================== ==========================
Supplemental cash flow information:
   Income taxes paid                                                      $             -             $            -
                                                                       ========================== ==========================
   Interest paid                                                          $             -             $            -
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

     There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. However, management believes that any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classification of liabilities would not be material to the Company's financial position.

2.     Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002.

     In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 7).

     Certain amounts in 2002 have been reclassified to conform to 2003 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.     New Accounting Standards

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended March 31, 2003 (see Note 4).

     On January 1, 2003, the Company adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides guidance on the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not materially impact the Company's consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either: (1) does not have equity investors with voting rights, or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the Company if it is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN 46 apply to VIEs created after January 31, 2003 and apply to existing VIEs in the first year or interim period beginning after June 15, 2003. The Company has adopted FIN 46, and it did not have a material impact of the Company's consolidated financial statements.

4.     Stock Based Compensation

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

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                                  Three Months Ended March 31,
                                                                  2003                   2002
                                                           -------------------    -------------------
          Net loss:
          As reported                                      $       (235,709)      $       (401,579)
          Add:  stock-based compensation expense
              included in reported net income                             -                      -
          Deduct: stock-based compensation expense
              determined under the fair value based
              method for all awards                                 (15,792)               (19,354)
                                                           -------------------    -------------------
          Pro forma net loss                               $       (251,501)      $       (420,933)
                                                           ===================    ===================
          Net loss per common share:
              As reported:
                Basic and diluted                          $          (0.01)      $          (0.01)
              Pro forma:
                Basic and diluted                          $          (0.01)      $          (0.01)



     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Compensation expense is recognized on a straight-line basis over the vesting period of each option installment. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

                                                             Three Months Ended March 31,
                                                             2003                      2002
                                                     ----------------------    ---------------------
         Dividend yield                                         -                         -
         Expected volatility                                  134%                      136%
         Risk-free rate of return                            4.31%                     4.32%
         Expected option life, years                            3                         3

     The Company did not grant any options under the Option Plans during the three months ended March 31, 2003. The weighted average fair value for options granted under the Option Plans during the three months ended March 31, 2002 was $0.07.

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

6.     Convertible Debenture and Notes

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued to AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. In March 2003, the Company issued an additional $200,000 principal amount of convertible notes on terms identical to the terms of the notes issued in June 2002, except that the new notes mature in March 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the failure by the Company to raise additional capital or generate revenues in amounts sufficient to permit it to continue its operations, challenges to the Company's patents, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. These and other factors may cause actual results to differ materially from those anticipated.

Overview

     Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and offer these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to license the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under its patents.

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

     On January 22, 2003, decisioning.com, Inc. entered into a patent licensing agent agreement with Information Ventures LLC d/b/a LPS Group ("LPS"), pursuant to which decisioning.com appointed LPS as its exclusive representative for the solicitation and negotiation of agreements to license decisioning.com's patent rights. Under the agreement, LPS agreed to promote, market, solicit and negotiate the licensing of patents with third parties and to coordinate and arrange for legal counsel to represent decisioning.com in connection with any patent litigation. As compensation for its services under the agreement, LPS was to receive 25% of all revenues received by decisioning.com under any patent agreements. The term of the agreement was for the life of the patents, subject to either party's right to terminate the agreement for "cause," as specified in the agreement. Pursuant to such termination provisions, the Company had the right to terminate the agreement for cause if Dooyong Lee, the president of LPS, left the employment of LPS. On April 30, 2003, the Company terminated the agreement due to the resignation of Mr. Lee from employment with LPS. The Company is currently evaluating engaging another patent licensing agent or law firm to assist the Company in the execution of its patent licensing program.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of March 31, 2003 and December 31, 2002, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     The Company recognized revenues of $4,412 from the monthly amortization of deferred patent license fees for the three months ended March 31, 2003. The Company has exited all of its previous business activities and is pursuing opportunities to license its patents. The Company's patent licensing business is in an early stage, and only insignificant revenues were generated by this business in the first quarter of 2003. Revenues recognized for the three months ended March 31, 2002, were $69,261. Such revenues consisted of transaction fees and other income, as discussed below.

     Transaction fees. Revenues from transaction fees were $60,831 for the three months ended March 31, 2002, and consisted of fees charged for services provided pursuant to the Company's final loan processing contract. Such contract was terminated in October 2002.

     Other income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. Other income recognized for the three months ended March 31, 2002, were miscellaneous items associated with the Company's final loan processing contract.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2003 was $442, compared to $7,962 for the corresponding period in 2002. The decrease during the three months ended March 31, 2003 as compared to the same period in 2002 is primarily attributable to the Company's withdrawal from its activities as an application service provider. Cost of revenues incurred during the three months ended March 31, 2003 were attributable to amortization of commissions associated with patent licenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $222,567 for the three months ended March 31, 2003, as compared to $444,759 for the corresponding period in 2002. The decrease for the three months ended March 31, 2003, as compared to the corresponding period of 2002 is primarily attributable to a decrease in employment and related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

     Interest expense. Interest expense for the three months ended March 31, 2003, was $17,362, compared to $18,119 for the corresponding period in 2002. Interest expense is primarily associated with the issuance of a $1 million convertible debenture in November 2000 and the issuance of $830,336 principal amount of convertible notes in June 2002. Interest expense recognized in the first quarter of 2002 is associated with the convertible debenture issued in November 2000. The outstanding balance of this debenture of $205,336 was satisfied in June 2002 through the issuance of convertible notes which the Company issued in the aggregate principal amount of $830,336. Interest expense recognized in the first quarter of 2003 was primarily associated with these convertible notes.

Liquidity and Capital Resources

     The Company has generated net losses of $68,136,106 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

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

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued to AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. In March 2003, the Company issued an additional $200,000 principal amount of its convertible notes on terms identical to the terms of the notes it issued in June 2002, except that the new notes mature in March 2005.

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

     Net cash used during the three months ended March 31, 2003, to fund operations was approximately $140,000 compared to approximately $74,000 provided by operations for the same period in 2002. At March 31, 2003, cash and liquid investments were $239,192, as compared to $156,780 at December 31, 2002. At March 31, 2003 working capital was a deficit of $62,866 as compared to a deficit of $82,512 at December 31, 2002.

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

Item 2.  Changes in Securities and Use of Proceeds

(c) On January 20, 2003, the Company issued 533,334 shares of its common stock to certain directors and service providers in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Mr. Robert M. Price and Dr. Peter R. Wilson, both directors of the Company, each received 141,667 shares of common stock in lieu of cash compensation for service provided by such persons as directors of the Company from April 1999 to March 2002. Additionally, on this date, the Company issued an aggregate of 250,000 shares of its common stock to three individuals in consideration for patent-related consulting services rendered to the Company.

              In addition, on March 14, 2003, the Company issued $200,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

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

     99.1 Certification Pursuant to 18 U. S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On February 13, 2003, the Company filed a Form 8-K to disclose certain matters discussed at a meeting with investors, analysts and other professionals.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
    --------------------------
     Joseph A. Boyle
     Chairman, President, Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Date:  May 15, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

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


    /s/ Joseph A. Boyle
    ----------------------------------------------------
    Joseph A. Boyle
    Chairman, President, Chief Executive Officer and
    Chief Financial Officer
    (principal executive and financial officer)

Date: May 15, 2003

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Affinity Technology Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph A. Boyle, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Joseph A. Boyle
------------------------------------
Joseph A. Boyle
President, Chief Executive Officer
and Chief Financial Officer

May 15, 2003