Form 10-Q
period 2003-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2003-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003             Commission file number: 0-28152

                         Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                      57-0991269
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)

                         Affinity Technology Group, Inc.
                       1053 B Sparkleberry Lane Extension
                               Columbia, SC 29223
                    (Address of principal executive offices)
                                   (Zip code)

                                 (803) 758-2511
              (Registrant's telephone number, including area code)

                          1122 Lady Street, Suite 1145
                               Columbia, SC 29201
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

41,454,689 shares of Common Stock, $0.0001 par value, as of July 1, 2003.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
PART I. FINANCIAL INFORMATION
   ITEM 1. Financial Statements
       Condensed Consolidated Balance Sheets as of June 30, 2003 and December
        31, 2002..............................................................       3
       Condensed Consolidated Statements of Operations for the three and six
        months ended June 30, 2003 and 2002...................................       4
       Condensed Consolidated Statements of Cash Flows for the six months
        ended June 30, 2003 and 2002..........................................       5
       Notes to Condensed Consolidated Financial Statements...................       6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................      10
   ITEM 3. Quantitative and Qualitative Disclosure About Market Risk..........      14
   ITEM 4. Controls and Procedures............................................      14
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings..................................................      14
   ITEM 2. Changes in Securities and Use of Proceeds..........................      14
   ITEM 4. Submission of Matters to a Vote of Security Holders................      15
   ITEM 6. Exhibits and Reports on Form 8-K...................................      15
Signature.....................................................................      16


Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                     June 30,
                                                                                       2003           December 31,
                                                                                    (Unaudited)           2002
                                                                                  ----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                       $       66,973     $      156,780
  Receivables                                                                                  -              5,666
  Other current assets                                                                    29,787             42,784
                                                                                  ----------------------------------
Total current assets                                                                      96,760            205,230
  Property and equipment, net                                                             19,426             27,600
  Other assets                                                                             1,583              2,018
                                                                                  ----------------------------------
Total assets                                                                      $      117,769     $      234,848
                                                                                  ==================================

Liabilities and stockholder's (deficiency) equity
Current liabilities:
  Accounts payable                                                                $       59,011     $       20,741
  Accrued expenses                                                                       271,471            242,001
  Convertible notes                                                                      830,336                  -
  Current portion of deferred revenue                                                     17,647             25,000
                                                                                  ----------------------------------
Total current liabilities                                                              1,178,465            287,742
Convertible notes                                                                        200,000            830,336
Deferred revenue                                                                          23,529             25,000
Commitments and contingent liabilities
Stockholders' (deficiency) equity:
  Common stock, par value $0.0001; authorized 60,000,000
     shares, issued 43,622,697 and 43,049,363 shares at
     June 30, 2003 and December 31, 2002, respectively                                     4,362              4,305
  Additional paid-in capital                                                          70,498,292         70,441,149
  Common stock warrants                                                                   52,000             52,000
  Treasury Stock, at cost (2,168,008 shares at June 30, 2003
      and December 31, 2002)                                                          (3,505,287)        (3,505,287)
  Accumulated deficit                                                                (68,333,592)       (67,900,397)
                                                                                  ----------------------------------
Total stockholders' (deficiency) equity                                               (1,284,225)          (908,230)
                                                                                  ----------------------------------
Total liabilities and stockholder's (deficiency) equity                           $      117,769     $      234,848
                                                                                  ==================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                   Three months ended             Six months ended
                                                                        June 30,                     June 30,
                                                                   2003          2002            2003          2002
                                                                ------------  ------------    -----------  -------------

Revenues:
    Transactions                                               $          -  $     33,532    $         -  $      94,363
    Patent license revenue                                            4,412             -          8,824              -
    Other income                                                          -         5,760              -         14,190
                                                               ---------------------------   ---------------------------
       Total revenue                                                  4,412        39,292          8,824        108,553
Costs and expenses:
    Cost of revenues                                                    440         4,650            882         12,612
    Selling, general and administrative expenses                    181,099       385,527        403,666        830,286
                                                               ---------------------------   ---------------------------
       Total cost and expenses                                      181,539       390,177        404,548        842,898
                                                               ---------------------------   ---------------------------
Operating loss                                                     (177,127)     (350,885)      (395,724)      (734,345)
Interest income                                                         248             -            498              -
Interest expense                                                    (20,607)      (16,752)       (37,969)       (34,871)
                                                               ---------------------------   ---------------------------
Net loss                                                       $   (197,486) $   (367,637)   $  (433,195) $    (769,216)
                                                               ===========================   ===========================
Net loss per share - basic and diluted:                        $      (0.00) $      (0.01)   $     (0.01) $       (0.02)
                                                               ===========================   ===========================
Shares used in computing net loss per share                      41,454,689    40,775,860     41,379,624     40,529,974
                                                               ===========================   ===========================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                               2003               2002
                                                           ---------------------------------
Operating activities
Net loss                                                  $    (433,195)     $     (769,216)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                 8,609              92,934
    Provision for doubtful accounts                                   -               6,000
    Inventory valuation allowance                                     -              30,000
    Deferred revenue                                             (8,824)                  -
    Other                                                        19,430              63,986
    Changes in current assets and liabilities:
       Accounts receivable                                        5,666             435,585
       Other current assets                                      12,997              84,376
       Accounts payable and accrued expenses                     67,740             (93,922)
                                                          ----------------------------------
Net cash used in operating activities                          (327,577)           (150,257)

Investing activities
Sale (purchases) of property and equipment, net                  37,770              (4,044)
                                                          ----------------------------------
Net cash provided by (used in) investing activities              37,770              (4,044)

Financing activities
Proceeds from convertible notes                                 200,000             625,000
Payments on notes payable                                             -             (38,737)
                                                          ----------------------------------
Net cash provided by financing activities                       200,000             586,263
                                                          ----------------------------------
Net (decrease) increase in cash                                 (89,807)            431,962
Cash and cash equivalents at beginning of period                156,780              27,720
                                                          ----------------------------------
Cash and cash equivalents at end of period                $      66,973      $      459,682
                                                          ==================================


Supplemental cash flow information:
    Income taxes paid                                     $           -      $            -
                                                          ==================================
    Interest paid                                         $           -      $            -
                                                          ==================================


See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.   Going Concern

         To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and other anticipated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses very soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

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

3.   New Accounting Standards

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended June 30, 2003 (see Note 4).

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

         In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

         In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.

4.   Stock Based Compensation

         The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued at fair value. For stock options granted at exercise prices below the estimated fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options. For performance based stock options, the Company records compensation expense related to these options over the performance period.

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

         Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                          Six Months Ended June 30,
                                                              2003          2002
                                                        ----------------------------
     Net loss:
     As reported                                         $  (433,195) $    (769,216)
     Add: stock-based compensation expense
         included in reported net income                           -              -
     Deduct: stock-based compensation expense
         determined under the fair value based
         method for all awards                               (25,490)       (80,108)
                                                        ----------------------------
     Pro forma net loss                                  $  (458,685) $    (849,324)
                                                        ============================

     Net loss per common share:
         As reported:
             Basic and diluted                           $     (0.01) $       (0.02)
         Pro forma:
             Basic and diluted                           $     (0.01) $       (0.02)



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

                                               Six Months Ended June 30,
                                                    2003          2002
                                              ---------------------------

             Dividend yield                            -            -
             Expected volatility                     132%         136%
             Risk-free rate of return               1.99%        4.32%
             Expected option life, years               3            3


         The weighted average fair value for options granted under the Option Plans during the six months ended June 30, 2003 and 2002 was $0.14 and $0.07, respectively.

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

8.     Commitments and Contingencies

         The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a claim was filed by a plaintiff who claimed certain rights, damages and interests incidental to the Company's formation and development. The claim resulted in a jury verdict of $68,000 in favor of the plaintiff and the plaintiff subsequently requested, and was granted, a new trial. The Company's appeal of the order granting a new trial was denied in August 2003. Accordingly, there will be a new trial with respect to this action. The plaintiff alleges that the Company breached an agreement to give him a 1% equity interest in the Company for services he claims to have performed in 1993 and 1994. The plaintiff seeks monetary damages of $5,463,000. In the opinion of management, the Company has meritorious defenses to this claim.

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

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and other anticipated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses very soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

         On May 27, 2003, decisioning.com entered into a legal representation agreement with Withrow & Terranova, PLLC, pursuant to which decisioning.com appointed Withrow & Terranova, PLLC as exclusive representative for the solicitation and negotiation of agreements to license decisioning.com's patents. (This arrangement replaced the former patent licensing agent agreement between decisioning.com and Information Ventures LLC d/b/a LPS Group, which was terminated on April 30, 2003.) Under the agreement, Withrow & Terranova, PLCC has agreed to promote, market, solicit, and negotiate the licensing of patents with third parties and to represent decisioning.com as legal counsel in connection with any patent litigation associated with the enforcement of the patents. As compensation for its services under the agreement, Withrow and Terranova will receive 25% of all revenues received by decisioning.com under any patent agreements and 25% of all amounts paid in settlement of any patent litigation commenced by the Company. The term of the agreement is for the life of the patents, subject to either party's right to terminate the agreement for "cause," as specified in the agreement, and without cause following the third anniversary of the agreement. If the agreement is terminated by decisioning.com, Withrow & Terranova, PLLC will be entitled to continue to receive compensation attributable to patent agreements negotiated prior to termination and, if such termination is without cause, compensation for certain future patent agreements.

Critical Accounting Policies

         The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of June 30, 2003 and December 31, 2002, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

         The Company recognized revenues of $4,412 and $8,824 from the monthly amortization of deferred patent license fees for the three and six months ended June 30, 2003, respectively. The Company has exited all of its previous business activities and is pursuing opportunities to license its patents. The Company's patent licensing business is in an early stage. Revenues recognized for the three and six months ended June 30, 2002, were $39,292 and $108,553, respectively. Such revenues consisted of transaction fees and other income, as discussed below.

         Transaction fees. Revenues from transaction fees were $33,532 and $94,363 for the three and six months ended June 30, 2002, respectively, and consisted of fees charged for services provided pursuant to the Company's final loan processing contract. Such contract was terminated in October 2002.

         Other income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. Other income recognized for the three and six months ended June 30, 2002, respectively, were miscellaneous items associated with the Company's final loan processing contract.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and six months ended June 30, 2003 was $440 and $882, respectively, compared to $4,650 and $12,612 for the corresponding periods in 2002. The decrease during the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily attributable to the Company's withdrawal from its activities as an application service provider. Cost of revenues incurred during the three and six months ended June 30, 2003, were attributable to amortization of commissions associated with patent licenses.
         Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $181,099 and $403,666 for the three and six months ended June 30, 2003, as compared to $385,527 and $830,286 for the corresponding periods in 2002. The decrease for the three and six months ended June 30, 2003, as compared to the corresponding periods of 2002 is primarily attributable to a continued decrease in employment and related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

         Interest expense. Interest expense for the three and six months ended June 30, 2003, was $20,607 and $37,969, respectively, compared to $16,752 and $34,871 for the corresponding periods in 2002. Interest expense for 2003 is primarily associated with the issuance of $830,336 principal amount of convertible notes in June 2002 and $200,000 principal amount of convertible notes in March 2003. Interest expense recognized in the second quarter and first six months of 2002 is associated with a $1 million convertible debenture issued in November 2000. The outstanding balance of this debenture of $205,336 was satisfied in June 2002 through the issuance of convertible notes as described above.

Liquidity and Capital Resources

         The Company has generated net losses of $68,333,592 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and other anticipated funds will be sufficient to fund its operations through October 2003. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses very soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

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

         Net cash used during the six months ended June 30, 2003, to fund operations was approximately $328,000 compared to approximately $150,000 for the same period in 2002. Net cash used during the six months ended June 30, 2002 reflects the collection of approximately $436,000 of accounts receivable in that period. At June 30, 2003, cash and liquid investments were $66,973, as compared to $156,780 at December 31, 2002. At June 30, 2003 working capital was a deficit of $1,081,705 as compared to a deficit of $82,512 at December 31, 2002. Such deficit at June 30, 2003 includes approximately $830,000 in convertible notes which are due in June 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurances that the information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the required time periods.

         There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company is subject to a lawsuit related to a claim filed by a plaintiff who has alleged certain rights, damages and interests incidental to the Company's formation and development. The lawsuit initially resulted in a jury verdict of $68,000 in favor of the plaintiff, and the plaintiff subsequently requested, and was granted, a new trial. The Company's appeal of the order granting a new trial was denied in August 2003. Accordingly, there will be a new trial with respect to this action. The plaintiff alleges that the Company breached an agreement to give him a 1% equity interest in the Company for services he claims to have performed in 1993 and 1994. The plaintiff seeks monetary damages of $5,463,000. In the opinion of management, the Company has meritorious defenses to this claim.

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

          In the second quarter of 2003, the Company issued, effective March 14, 2003, 40,000 shares of its common stock to an individual in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued in consideration of the individual's efforts in introducing the Company to an investor who acquired a portion of the Company's convertible notes in March 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2003 Annual Meeting of Stockholders of Affinity Technology Group, Inc. was held on May 29, 2003 (the "Annual Meeting"). At the Annual Meeting, Joseph A. Boyle, Wade H. Britt III, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company. The selection of Scott McElveen LLP as independent auditors for the year ending December 31, 2003 was also ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:


---------------------------------------- -------------------------- ------------------------- ------------------------
Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
Joseph A. Boyle                                 38,927,856                 1,554,793                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Wade H. Britt III                               38,934,296                 1,548,353                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Robert M. Price                                 38,919,921                 1,562,728                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Peter R. Wilson                                 38,905,096                 1,577,553                         -
----------------------------------------------------------------------------------------------------------------------


Ratification of the selection of Scott McElveen LLP
---------------------------------------- -------------------------- ------------------------- ------------------------
Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
        39,703,806                                 508,162                   270,681                         -
---------------------------------------- -------------------------- ------------------------- ------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   Exhibit Number     Description
        3.1           Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology
                        Group, Inc. (File No. 333-1170).
        3.2           Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to
                        Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc.
                        (File No. 333-1170).
       10.1           Legal Representation Agreement, dated May 27, 2003, between decisioning.com, Inc., and Withrow
                      & Terranova, PLLC.
       31             Rule 13a-14(a)/15d-14(a) Certification
       32             Section 1350 Certification

(b) Reports on Form 8-K

         None

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

Date:  August 14, 2003