Form 10-Q
period 2003-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2003-11-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended September 30, 2003  Commission file number: 0-28152

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

41,864,485 shares of Common Stock, $0.0001 par value, as of November 1, 2003.


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE
PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2003 and
             December 31, 2002...................................................................          3
         Condensed Consolidated Statements of Operations for the three and nine months
             ended September 30, 2003 and 2002...................................................          4
         Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2003 and 2002.........................................................          5
         Notes to Condensed Consolidated Financial Statements....................................          6
     ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................         10
     ITEM 3. Quantitative and Qualitative Disclosure About Market Risk...........................         14
     ITEM 4. Controls and Procedures.............................................................         14
PART II. OTHER INFORMATION
     ITEM 1. Legal Proceedings...................................................................         15
     ITEM 2. Changes in Securities and Use of Proceeds...........................................         15
     ITEM 6. Exhibits and Reports on Form 8-K....................................................         16
Signature........................................................................................         16


Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                     September 30,
                                                                         2003              December 31,
                                                                      (Unaudited)              2002
                                                                  -----------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                              $     10,372          $    156,780
  Receivables                                                                       -                 5,666
  Other current assets                                                         24,121                42,784
                                                                  -----------------------------------------------
Total current assets                                                           34,493               205,230
  Property and equipment, net                                                  15,872                27,600
  Other assets                                                                  1,365                 2,018
                                                                  -----------------------------------------------
Total assets                                                             $     51,730          $    234,848
                                                                  ===============================================
Liabilities and stockholder's deficiency
Current liabilities:
  Accounts payable                                                       $     74,462          $     20,741
  Accrued expenses                                                            326,179               242,001
  Convertible notes                                                           830,336                     -
  Current portion of deferred revenue                                          17,647                25,000
                                                                  -----------------------------------------------
Total current liabilities                                                   1,248,624               287,742
Convertible notes                                                             225,000               830,336
Deferred revenue                                                               19,118                25,000
Commitments and contingent liabilities Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued
     43,622,697 and 43,049,363 shares at
     September 30, 2003 and December 31, 2002, respectively                     4,362                 4,305
  Additional paid-in capital                                               70,498,292            70,441,149
  Common stock warrants                                                        52,000                52,000
  Treasury Stock, at cost (2,168,008 shares at September
      30, 2003 and December 31, 2002)                                      (3,505,287)           (3,505,287)
  Accumulated deficit                                                     (68,490,379)          (67,900,397)
                                                                  -----------------------------------------------
Total stockholders' deficiency                                             (1,441,012)             (908,230)
                                                                  -----------------------------------------------
Total liabilities and stockholder's deficiency                           $     51,730          $    234,848
                                                                  ===============================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended                      Nine months ended
                                                             September 30,                           September 30,
                                                         2003             2002                   2003             2002
                                                   -----------------------------------     ----------------------------------

Revenues:
    Transactions                                      $           -      $     10,486         $           -     $    104,849
    Patent license revenue                                    4,411                 -                13,235                -
    Other income                                                  -            36,921                     -           51,111
                                                   -----------------------------------     ----------------------------------
       Total revenue                                          4,411            47,407                13,235          155,960
Costs and expenses:
    Cost of revenues                                            442             1,707                 1,324           14,319
    Selling, general and administrative expenses            140,020           262,445               543,686        1,092,731
                                                   -----------------------------------     ----------------------------------
       Total cost and expenses                              140,462           264,152               545,010        1,107,050
                                                   -----------------------------------     ----------------------------------
Operating loss                                             (136,051)         (216,745)             (531,775)        (951,090)
Interest income                                                  32               996                   530              996
Interest expense                                            (20,768)          (18,857)              (58,737)         (53,728)
                                                   -----------------------------------     ----------------------------------
Net loss                                              $    (156,787)     $   (234,606)        $    (589,982)    $ (1,003,822)
                                                   ===================================     ==================================
Net loss per share - basic and diluted:               $       (0.00)     $      (0.01)        $       (0.01)    $      (0.02)
                                                   ===================================     ==================================
Shares used in computing net loss per share              41,454,689        40,881,355            41,404,921       40,648,388
                                                   ===================================     ==================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           2003                2002
                                                                   -------------------------------------------
Operating activities
Net loss                                                                 $ (589,982)         $ (1,003,822)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                            12,381               115,210
    Provision for doubtful accounts                                               -                 9,000
    Inventory valuation allowance                                                 -                45,000
    Deferred revenue                                                        (13,235)                    -
    Other                                                                    17,385                63,986
    Changes in current assets and liabilities:
       Accounts receivable                                                    5,666               431,603
       Other current assets                                                  18,663                60,597
       Accounts payable and accrued expenses                                137,899               (80,724)
                                                                   -------------------------------------------
Net cash used in operating activities                                      (411,223)             (359,150)

Investing activities
Sale (purchases) of property and equipment, net                              39,815                (4,044)
                                                                   -------------------------------------------
Net cash provided by (used in) investing activities                          39,815                (4,044)

Financing activities
Proceeds from convertible notes                                             225,000               625,000
Payments on notes payable                                                         -               (38,737)
                                                                   -------------------------------------------
Net cash provided by financing activities                                   225,000               586,263
                                                                   -------------------------------------------
Net (decrease) increase in cash                                            (146,408)              223,069
Cash and cash equivalents at beginning of period                            156,780                27,720
                                                                   -------------------------------------------
Cash and cash equivalents at end of period                               $   10,372          $    250,789
                                                                   ===========================================
Supplemental cash flow information:
    Income taxes paid                                                    $        -          $          -
                                                                   ===========================================
    Interest paid                                                        $        -          $          -
                                                                   ===========================================

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.   Going Concern

     To date, Affinity Technology Group, Inc. (the "Company") has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and other anticipated funds will be sufficient to fund its operations through February 2004. In addition, principal and accrued interest of $120,725 under the convertible notes issued by the Company in June 2002 will become due in June 2004. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses very soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

     The Company is attempting to secure additional working capital to continue its business activities. Such action may include the placement of additional debt and/or equity securities.

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

3.   New Accounting Standards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an

Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require in both annual and interim financial statements prominent disclosures about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended September 30, 2003 (see Note 4).

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either: (1) does not have equity investors with voting rights, or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the Company if the Company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN 46 apply to VIEs created after January 31, 2003 and apply to existing VIEs in the first year or interim period beginning after June 15, 2003. The Company has adopted FIN 46, and it did not have a material impact on the Company's consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and it did not have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 and there was no material impact on its financial position, results of operations or cash flows from adoption.

     In November 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on its condensed consolidated financial statements for the three and nine months ended September 30, 2003.

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

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                              Nine Months Ended September 30,
                                                  2003                2002
                                           -------------------------------------
Net loss:
As reported                                      $ (589,982)        $(1,003,822)
Add: stock-based compensation expense
    included in reported net income                       -                   -
Deduct: stock-based compensation expense
    determined under the fair value based
    method for all awards                           (37,186)            (98,862)
                                           -------------------------------------
Pro forma net loss                               $ (627,168)        $(1,102,684)
                                           =====================================
Net loss per common share:
    As reported:
        Basic and diluted                        $    (0.01)        $     (0.02)
    Pro forma:
        Basic and diluted                        $    (0.02)        $     (0.03)


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

                                         Nine Months Ended September 30,
                                             2003                 2002
                                   ------------------------------------------

Dividend yield                                  -                    -
Expected volatility                          132%                 136%
Risk-free rate of return                    1.99%                4.32%
Expected option life, years                     3                    3


     The weighted average fair value for options granted under the Option Plans during the nine months ended September 30, 2003 and 2002 was $0.14 and $0.07, respectively.

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

5.   Net Loss Per Share of Common Stock

     Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

6.   Convertible Debenture and Notes

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued to AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, decisioning.com, Inc. ("decisioning.com"). decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. In March 2003, August 2003 and November 2003 the Company issued an additional $200,000, $25,000 and $150,000, respectively, principal amount of convertible notes on terms identical to the terms of the notes issued in June 2002, except that the new notes mature in March 2005, August 2005 and November 2005, respectively. The notes issued in November 2003 include a $100,000 note acquired by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock.

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

     In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price of a three-year warrant to acquire 720,000 shares issued to the investor under the Company's previous equity line agreement from $0.8554 per share to $0.05 per share.

     In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of remaining amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above. In October 2003, AMRO converted $74,000 principal amount and accrued interest of $7,959 under its secured convertible note into an aggregate of 409,796 shares of the Company's common stock. Such conversion reduced the principal of the convertible secured note issued to AMRO to $131,336.

7.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

8.   Commitments and Contingencies

     The Company is subject to legal actions which from time to time have arisen in the ordinary course of business. In addition, a lawsuit has been filed by a plaintiff who claims certain rights, damages and interests incidental to the Company's formation and development. The lawsuit initially resulted in a jury verdict of $68,000 in favor of the plaintiff, and the plaintiff subsequently requested, and was granted, a new trial. The Company's appeal of the order granting a new trial was denied in August 2003. Accordingly, there will be a new trial with respect to this action which the Company expects to occur in January 2004. The plaintiff alleges that the Company breached an agreement to give him a 1% equity interest in the Company for services he claims to have performed in 1993 and 1994. The plaintiff seeks monetary damages of $5,463,000. In the opinion of management, the Company has meritorious defenses to this claim.

9.   Subsequent Events

     In November 2003, the Company issued an additional $150,000 principal amount of its convertible notes. The notes bear interest at 8%, and principal and accrued interest are due in November 2005.

     In October 2003, AMRO International, S.A. converted $74,000 principal amount and accrued interest of $7,959 under its secured convertible note into an aggregate of 409,796 shares of the Company's common stock. Such conversion reduced the principal of the convertible secured note issued to AMRO to $131,336.

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

     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and other anticipated funds will be sufficient to fund its operations through February 2004. In addition, principal and accrued interest of $120,725 under the convertible notes issued by the Company in June 2002 will become due in June 2004. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses very soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

     On May 27, 2003, decisioning.com entered into a legal representation agreement with Withrow & Terranova, PLLC, pursuant to which decisioning.com appointed Withrow & Terranova, PLLC as its exclusive representative for the solicitation and negotiation of agreements to license decisioning.com's patents. (This arrangement replaced the former patent licensing agent agreement between decisioning.com and Information Ventures LLC d/b/a LPS Group, which was terminated on April 30, 2003.) Under the agreement, Withrow & Terranova, PLCC has agreed to promote, market, solicit, and negotiate the licensing of patents with third parties and to represent decisioning.com as legal counsel in connection with any patent litigation associated with the enforcement of the patents. As compensation for its services under the agreement, Withrow & Terranova will receive 25% of all revenues received by decisioning.com under any patent agreements and 25% of all amounts paid in settlement of any patent litigation commenced by the Company. The term of the agreement is for the life of the patents, subject to either party's right to terminate the agreement for "cause," as specified in the agreement, and without cause following the third anniversary of the agreement. If the agreement is terminated by decisioning.com, Withrow & Terranova, PLLC will be entitled to continue to receive compensation attributable to patent agreements negotiated prior to termination and, if such termination is without cause, compensation for certain future patent agreements.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of September 30, 2003 and December 31, 2002, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     The Company recognized revenues of $4,411 and $13,235 from the monthly amortization of deferred patent license fees for the three and nine months ended September 30, 2003, respectively. The Company has exited all of its previous business activities other than the licensing of its patents. The Company's patent licensing business is in an early stage. Revenues recognized for the three and nine months ended September 30, 2002, were $47,407 and $155,960, respectively. Such revenues consisted of transaction fees and other income, as discussed below.

     Transaction fees. Revenues from transaction fees were $10,486 and $104,849 for the three and nine months ended September 30, 2002, respectively, and consisted of fees charged for services provided pursuant to the Company's final loan processing contract. Such contract was terminated in October 2002.

     Other income. Other income generally consists of miscellaneous revenue typically associated with ancillary fees that are non-recurring in nature. Other income recognized for the three and nine months ended September 30, 2002, respectively, consisted of miscellaneous items associated with the Company's final loan processing contract.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three and nine months ended September 30, 2003 was $442 and $1,324, respectively, compared to $1,707 and $14,319 for the corresponding periods in 2002. The decrease during the three and nine months ended September 30, 2003 as compared to the same periods in 2002 is primarily attributable to the Company's withdrawal from its activities as an application service provider. Cost of revenues incurred during the three and nine months ended September 30, 2003, were attributable to amortization of commissions associated with patent licenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $140,020 and $543,686 for the three and nine months ended September 30, 2003, as compared to $262,445 and $1,092,731 for the corresponding periods in 2002. The decrease for the three and nine months ended September 30, 2003, as compared to the corresponding periods of 2002 is primarily attributable to a continued decrease in employment and related costs associated with an overall reduction in the number of employees and reduced overall expense levels.

     Interest expense. Interest expense for the three and nine months ended September 30, 2003, was $20,768 and $58,737, respectively, compared to $18,857 and $53,728 for the corresponding periods in 2002. Interest expense for 2003 is primarily associated with the issuance of $830,336 principal amount of convertible notes in June 2002 and $200,000 principal amount of convertible notes in March 2003. Interest expense recognized in the third quarter and first nine months of 2002 is attributable to the Company's convertible notes issued in June 2002 and a convertible debenture formerly held by AMRO. The outstanding balance of this debenture of $205,336 was satisfied in June 2002 through the issuance of convertible notes as described below.

Liquidity and Capital Resources

     The Company has generated net losses of $68,490,379 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses, has experienced an extremely lengthy sales cycle for its products and services and has been required to use a substantial amount of cash resources to fund its operations. The Company does not believe that existing cash and other anticipated funds will be sufficient to fund its operations through February 2004. In addition, principal and accrued interest of $120,725 under the convertible notes issued by the Company in June 2002, as discussed below, will become due in June 2004. Accordingly, to remain viable the Company must raise additional capital and generate revenue and working capital through its patent licensing business, which is in its inception stage. If the Company is unable to raise additional capital and generate working capital through the sale of patent licenses very soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business in a manner that would allow it to continue its operations.

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued to AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. The notes are secured by the stock of the Company's wholly-owned subsidiary, decisioning.com.
decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. In March 2003, August 2003 and November 2003 the Company issued an additional $200,000, $25,000 and $150,000 principal amount of its convertible notes on terms identical to the terms of the notes it issued in June 2002, except that the new notes mature in March 2005, August 2005 and November 2005, respectively. The notes issued in November 2003 include a $100,000 note acquired by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock.

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

     In June 2000, the Company entered into an agreement with Redmond Fund, Inc. ("Redmond") under which Redmond acquired, for $500,000, 484,848 shares of the Company's common stock and a three-year warrant to acquire an additional 484,848 shares for $1.37 per share. The warrant has expired.

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

     In August 2001, the Company and AMRO amended the convertible debenture and warrants purchase agreement. Under the terms of the amendment, the Company agreed to repay the debenture in full in a series of monthly payments through June 2002, and AMRO agreed not to convert the debenture into any additional shares of the Company's common stock. In addition, the Company agreed to reduce the exercise price of the warrant issued to AMRO from $0.3542 per share to $0.05 per share, and to reduce the exercise price of a three-year warrant to acquire 720,000 shares issued to the investor under the Company's previous equity line agreement from $0.8554 per share to $0.05 per share.

     In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above. In October 2003, AMRO converted $74,000 principal amount and accrued interest of $7,959 under its secured convertible note into an aggregate of 409,796 shares of the Company's common stock. Such conversion reduced the principal of the convertible secured note issued to AMRO to $131,336.

     Net cash used during the nine months ended September 30, 2003, to fund operations was $441,223 compared to $359,150 for the same period in 2002. Net cash used during the nine months ended September 30, 2002 reflects the collection of approximately $432,000 of accounts receivable in that period. At September 30, 2003, cash and liquid investments were $10,372, as compared to $156,780 at December 31, 2002. At September 30, 2003 working capital was a deficit of $1,214,131 as compared to a deficit of $82,512 at December 31, 2002. Such deficit at September 30, 2003 includes approximately $830,000 in convertible notes which are due in June 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4. Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurances that the information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the required time periods.

     There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     In June 2003,  the Company  filed a lawsuit  against  Federated  Department
Stores, Inc. and certain of its subsidiaries alleging that Federated has infringed one of the Company's patent (U.S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina and both seek unspecified damages.

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

     The Company is party to a lawsuit filed by a plaintiff who has alleged certain rights, damages and interests incidental to the Company's formation and development. The lawsuit initially filed on November 30, 1996, resulted in a jury verdict of $68,000 in favor of the plaintiff, and the plaintiff subsequently requested, and was granted, a new trial. The Company's appeal of the order granting a new trial was denied in August 2003. Accordingly, there will be a new trial with respect to this action, which is pending in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. The trial is scheduled to occur in January 2004. The plaintiff alleges that the Company breached an agreement to give him a 1% equity interest in the Company for services he claims to have performed in 1993 and 1994. The plaintiff seeks monetary damages of $5,463,000. In the opinion of management, the Company has meritorious defenses to this claim.

Item 2. Changes in Securities and Use of Proceeds

          On August 29, 2003, November 4, 2003 and November 13, 2003 the Company issued $25,000, $100,000 and $50,000, respectively, principal amount of its convertible secured notes to a group of accredited investors for cash in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

          On October 7, 2003, the Company issued 409,796 shares of its common stock upon conversion of principal and interest of $81,959 outstanding under the Company's convertible notes issued in June 2002. These shares were issued in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Items 3, 4 and 5 are not applicable.

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

Date:  November 14, 2003