Form 10-K
period 2003-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2004-03-30
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

                       1053-B Sparkleberry Lane Extension
                               Columbia, SC 29223
                    (Address of principal executive offices)
                                   (Zip code)

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

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $5,660,000 as of June 30, 2003. For purposes of such calculation, persons who hold more than 10% of the outstanding shares of Common Stock, directors and officers of the Registrant and certain of their immediate family members have been treated as affiliates. This determination is not conclusive.

         There were 41,864,485 shares of the Registrant's Common Stock outstanding as of March 15, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's proxy statement with respect to the 2004 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

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

Part I

Item 1.  Business

         Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to license the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

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

         Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004, the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2003, the Company had cash and cash equivalents of $578,398. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. As discussed previously, two of the alleged infringers (Federated and Ameritrade) have notified the Company that they have filed a request with the PTO to reexamine the Company's patent covering the fully automated establishment of a financial account (U. S. Patent No. 6,105,007). If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceeding and the related litigation with Federated and Ameritrade. Moreover, the uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed in the preceding paragraph will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $386,148. The Company is seeking to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. No assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         As of March 30, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. The maturity dates for the notes outstanding as of March 30, 2004 is as follows:



                                                     Accrued Interest           Total Principal and
         Maturity Date              Principal             at Maturity             Accrued Interest

         June 2, 2004               $756,336               $121,014                   $877,350
         March 13, 2005              200,000                 32,000                    232,000
         August 28, 2005              25,000                  4,000                     29,000
         November 3, 2005            100,000                 16,000                    116,000
         November 12, 2005            50,000                  8,000                     58,000
         December 18, 2005            50,000                  8,000                     58,000
         January 8, 2006              25,000                  4,000                     29,000


         The notes bear interest at 8% and are collateralized by the stock of the Company's wholly owned subsidiary, decisioning.com, Inc. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The outstanding notes include a note in the current principal amount of $131,336 issued to AMRO International, S.A. ("AMRO"). In June 2002, the Company issued to AMRO a convertible note in the principal amount of $205,336 in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued by the Company to AMRO. In October 2003, AMRO converted $74,000 of principal and $7,959 of accrued interest related to its convertible note into 409,796 shares of the Company's common stock. The outstanding notes also include a note in the principal amount of $100,000 note acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the notes, principal and accrued interest under all of the notes will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes that are due in June 2004, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         The Company formerly deployed its Mortgage ALM through a wholly owned subsidiary, Surety Mortgage, Inc., ("Surety"). Surety deployed Mortgage ALMs, processed mortgage loan applications obtained through its Mortgage ALM network, and processed mortgage loan applications under contracts with third parties. In the second quarter of 2001, the Company issued a $1 million note to HomeGold Financial, Inc., which was secured by the stock of Surety. The note matured on December 31, 2001, at which time the Company tendered the stock of Surety in full satisfaction of outstanding principal and accrued interest under the note in accordance with the terms of the note. The Company had previously entered into a contract with HomeGold under which it processed certain mortgage loan applications originated by HomeGold. Such contract expired on December 31, 2001.

         The Company maintains an Internet site at http://www.affi.net, although the contents of such web site are not incorporated into this report. In August 2003, the Company began making its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to these reports available through its web site free of charge through a link to the SEC's web site.

         The Company was incorporated as a Delaware corporation in 1994. Its principal executive offices are located at 1053-B Sparkleberry Lane Extension, Columbia, South Carolina 29223, and its telephone number is (803) 758-2511.

         Patent Licensing Agent

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

         Competition

         The market for technologies that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, frequent new product introductions and competition from traditional methods having all or some of the same features as technologies enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants. There can be no assurance that the technologies covered by the Company's patents will be competitive technologically or otherwise.

         Electronic commerce technologies in general, including the methods covered by the Company's patents, compete with traditional methods for processing financial transactions. The success of the Company's patent licensing efforts will depend in part on consumer acceptance of electronic commerce and industry use of systems that are covered by the Company's patents.

         Intellectual Property

         The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). Both of the Company's patents covering fully automated loan processing systems expire in 2013 and have been subject to reexamination by the PTO due to requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U.S. Patent No. 5,940,811) is still ongoing. In March 2004 the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         In August 2000, the Company was issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No. 6,105,007). The patent expires in 2013. On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine
U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

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

         The Company's success is completely dependent upon its ability to defend and license its patents. There can be no assurance that the Company will be able to protect its intellectual property. Moreover, there can be no assurance that new technological innovations will not be developed and widely accepted by the market which will render obsolete the types of systems and methods over which the Company believes it has proprietary intellectual property rights.

         Research and Development

         During 2001, the Company spent approximately $496,000 on research and development activities, which represented approximately 38.6% of 2001 revenues from continuing operations. The Company has eliminated its research and development staff due to capital constraints.

         Employees

         At December 31, 2003, the Company employed 2 full-time employees and 2 part-time employees, compared to 3 full-time employees and 1 part-time employee at December 31, 2002. Effective April 1, 2003, Joseph A. Boyle, President and Chief Executive Officer of the Company, became employed by the Company on a part-time basis. The Company has no collective bargaining agreements.

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

         Limited Capital Resources; Operating Losses

         The Company has generated net losses of $68,460,905 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2003, the Company had cash and cash equivalents of $578,398. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. As discussed previously, two of the alleged infringers (Federated and Ameritrade) have notified the Company that they have filed a request with the PTO to reexamine the Company's patent covering the fully automated establishment of a financial account (U. S. Patent No. 6,105,007). If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceeding and the related litigation with Federated and Ameritrade. Moreover, the uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed in the preceding paragraph will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $386,148. The Company is seeking to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. No assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         As of March 30, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. The maturity dates for the notes outstanding as of March 30, 2004 is as follows:



                                                     Accrued Interest           Total Principal and
         Maturity Date              Principal             at Maturity             Accrued Interest

         June 2, 2004               $756,336               $121,014                   $877,350
         March 13, 2005              200,000                 32,000                    232,000
         August 28, 2005              25,000                  4,000                     29,000
         November 3, 2005            100,000                 16,000                    116,000
         November 12, 2005            50,000                  8,000                     58,000
         December 18, 2005            50,000                  8,000                     58,000
         January 8, 2006              25,000                  4,000                     29,000



         The notes bear interest at 8% and are collateralized by the stock of the Company's wholly owned subsidiary, decisioning.com, Inc. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The outstanding notes include a note in the current principal amount of $131,336 issued to AMRO International, S.A. ("AMRO"). In June 2002, the Company issued to AMRO a convertible note in the principal amount of $205,336 in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued by the Company to AMRO. In October 2003, AMRO converted $74,000 of principal and $7,959 of accrued interest related to its convertible note into 409,796 shares of the Company's common stock. The outstanding notes also include a note in the principal amount of $100,000 note acquired November 5, 2003, by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the convertible notes, principal and accrued interest under all of the notes will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

         Dependence on Patent Licensing Program

         Due to capital constraints, the Company has suspended efforts to deploy its loan processing products and services. The Company's business activities currently consist exclusively of attempting to license certain of its patents. The Company's prospects are dependent on its ability to finance and execute a sustainable patent licensing program. Even though the Company believes there are companies that may be using systems, processes and methods covered by the Company's patents, it is not known whether the Company will be able to enter into any new licensing agreements. Moreover, the Company may not have the resources to sustain its patent licensing program, enforce its patent rights, finance any related litigation, or successfully negotiate patent licenses on terms that will generate meaningful future revenues.

         The Company is further subject to the risk that negotiations to license its patents may be lengthy and that it may be necessary for the Company to become involved in litigation to assert and protect its intellectual property rights. To date, the Company generally has been unable to enter into licensing agreements with alleged licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete. Moreover, two of the alleged infringers (Federated and Ameritrade) have notified the Company that they have filed a request to reexamine the Company's patent covering the fully automated establishment of a financial account (U.S. Patent No. 6,105,007). If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceeding and the related litigation with Federated and Ameritrade. No assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Prolonged patent litigation or reexaminations conducted by the PTO could have a material adverse effect on the Company's business, operating results and financial position.

         Challenges to Patents

         Both of the Company's patents covering fully-automated loan processing systems have been subject to reexamination by the PTO due to requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U.S. Patent No. 5,940,811) is still ongoing. In March 2004 the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent.

         On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents. The loss of all or some of its claims or a significant limitation of such claims could have a material adverse effect on the Company's ability to execute a successful patent licensing program. Moreover, if other parties request reexaminations of or otherwise challenge the Company's patents in the future, the Company is subject to the risk that such proceeding may not be resolved to the Company's satisfaction on a timely basis, if at all. Any such proceeding may have a material adverse effect on the Company's business, operating results and financial position. Moreover, in the event a challenge to the Company's patents results in a significant loss of all or some of its claims, the Company's only remedy may be to contest the decision, which would likely be a lengthy process. Due to the Company's limited capital resources, it is unlikely that the Company could successfully contest the decision without additional cash resources. Accordingly, a decision by the PTO to limit all or some of the Company's patent claims could have a material adverse effect on the Company's business, operating results and financial position.

         Dependence on E-Commerce Technologies

         The Company's patents are specific to the e-commerce businesses of the financial services industry and generally cover the automated establishment of loans, financial accounts and credit accounts using specific e-commerce related systems, processes and methods. The market for products and services that enable e-commerce is subject to change and technological development, shifting consumer preferences, new product introductions and competition from traditional products and services having all or some of the same features as products and services which enable e-commerce. It is possible that new products or technologies may be developed that may render obsolete the systems, processes and methods over which the Company believes it has intellectual property rights. Moreover, the delivery of products and services through e-commerce channels is not fully developed, and competition from traditional channels to deliver these same products and services is intense. Any wide-scale rejection of e-commerce channels by consumers will have a material adverse effect on the Company's business, operating results and financial position.

         Dependence on Third Parties

         Patent licensing is a highly technical and specialized business which requires the Company to rely on the services of third parties. In May 2003, the Company appointed Withrow & Terranova, PLLC as its exclusive patent licensing agent. Under the terms of the agreement, Withrow & Terranova, PLLC has agreed, among other things, to perform market research, initiate the sales of patent license agreements, negotiate patent licensing arrangements with third parties, and represent the Company as legal counsel in connection with the enforcement of its patents. Accordingly, the Company is dependent on Withrow & Terranova, PLLC to successfully execute its patent licensing program. Additionally, the agreement requires Withrow & Terranova, PLLC to coordinate the engagement of experts, on terms satisfactory to the Company, if litigation becomes necessary to enforce the Company's patent rights. The success of the Company's patent licensing program and enforcement of its patents may depend on the satisfactory retention of and efforts of experts. Moreover, experts frequently request and charge significant fees.

         Potential for Fluctuation in Quarterly Results

         Since its inception, the Company's quarterly results have fluctuated and have not been susceptible to meaningful period-to-period comparisons. The Company believes that it may continue to experience significant fluctuations in its quarterly operating results in the foreseeable future. The Company anticipates that its period-to-period revenue and operating results will depend on numerous factors including the ability of the Company to successfully negotiate and enter into patent licensing agreements and the timing, terms and the pricing attributes of any such agreements.

         The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as an indication of future performance. The uncertainty regarding the extent and timing of revenues coupled with the risk of substantial fluctuations in its quarterly operating results may have a material adverse effect on the price of the Company's Common Stock in the future.

         Dependence on Key Employees

         The Company is highly dependent on the services of its Chairman, President and Chief Executive Officer, Joseph A. Boyle, notwithstanding the fact that he has significantly reduced his time commitment to the Company effective April 1, 2003. The Company does not have an employment agreement with Mr. Boyle or "key man" insurance on his life. The complete loss of the services of Mr. Boyle could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company's financial condition would likely adversely affect the Company's ability to retain or recruit employees and executives.

         Risk of Substantial Dilution

         The Company has issued convertible notes that are convertible into common stock at $0.20 per share, which could be substantially less than the market price of the common stock at the time of conversion. The issuance of stock at a price that is less than the market price could have an immediate adverse effect on the market price of the Company's common stock. In addition, the Company has issued options and warrants to acquire shares of its common stock, and the Company may issue additional warrants in connection with financing arrangements and may grant additional stock options under its stock option plan that may further dilute the Company's common stock. The exercise of such warrants and options would have a dilutive effect on the Company's common stock. Also, to the extent that persons who acquire shares under all the foregoing agreements sell those shares in the market, the price of the Company's shares may decrease due to additional shares in the market.

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

Item 2.  Properties

         The Company's principal executive offices are located at 1053 B Sparkleberry Lane Extension in Columbia, South Carolina. Such office space encompasses approximately 1200 square feet and is currently under a month-to-month lease. The Company also leases warehouse space located in Columbia, South Carolina, which encompasses approximately 4000 square feet. Such space is under a month-to-month lease.

Item 3.  Legal Proceedings

         The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $386,148. The Company has filed a motion to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. The Company believes that it has meritorious defenses to the claims made by Mr. Ligon and intends to vigorously defend itself. However, no assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc., alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina, and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings, and it is likely that the pending lawsuits against Federated and Ameritrade will be stayed until the reexamination proceedings are completed.

         In November 2003, Household International, Inc. filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware. In its complaint Household requested the court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The company filed counterclaims against Household claiming that Household infringes U.S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007.

         On December 13, 2003, The Company resolved its pending litigation against Citibank, N.A. The lawsuit arose out of a contract between Affinity and Citibank with regard to the development of an automobile loan processing system.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                      Executive Officers of the Registrant

  Name                Age      Position with the Company
  Joseph A. Boyle     50       Chairman, President, Chief Executive Officer,
                                and Chief Financial Officer
  S. Sean Douglas     35       Executive Vice President and Chief Operating
                                Officer

         Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000. Mr. Boyle has previously served as Secretary and Treasurer of the Company. Effective April 1, 2003, Mr. Boyle significantly reduced his time commitment to the Company and was admitted as a partner with Elliott Davis, LLC, a South Carolina public accounting firm. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     (a) Since February 12, 2001, the Company's common stock has traded on the OTC Bulletin Board under the symbol "AFFI." The Company's common stock traded on the Nasdaq SmallCap Market from March 27, 2000 to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market. The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 2003 and 2002 as reported by the OTC Bulletin Board. As of March 10, 2004, there were 435 stockholders of record of the Common Stock.


                                               Sales Price Per Share
                                                High            Low
                   2003
                   First Quarter                0.27           0.09
                   Second Quarter               0.23           0.15
                   Third Quarter                0.19           0.12
                   Fourth Quarter               0.17           0.09
                   2002
                   First Quarter                0.13           0.06
                   Second Quarter               0.11           0.06
                   Third Quarter                0.10           0.06
                   Fourth Quarter               0.23           0.05


          The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     (b) On October 7, 2003, AMRO International, S.A. converted $74,000 principal amount and $7,959 of accrued interest under an 8% convertible note issued by the Company to AMRO into an aggregate of 409,796 shares of the Company's common stock. Under the terms of the note, principal and interest converted into shares of common stock at $.20 per share. Such shares were issued by the Company in reliance on an exemption from registration set forth in Section 3(a)(9)of the Securities Act of 1933.

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



                                                     Year Ended December 31,
                                     2003         2002        2001        2000         1999
                              ----------------------------------------------------------------
Statement of Operations Data:
Revenues                         $517,647     $185,960   $1,285,944   $1,723,075   $2,477,877
Cost and expenses:
    Cost of revenues                1,765       16,846       63,751      344,931    2,068,229
    Research and development            -            -      496,441      683,600    1,870,509
    Impairment loss                     -            -      448,945    2,608,773            -
    Selling, general and
      administrative expenses     996,711    1,406,841    3,847,807    6,791,767   10,548,539
                              ----------------------------------------------------------------
Total costs and expenses          998,476    1,423,687    4,856,944   10,429,071   14,487,277
                              ----------------------------------------------------------------
Operating loss                   (480,829)  (1,237,727)  (3,571,000)  (8,705,996) (12,009,400)
Interest income                       694        1,643       10,101       64,155      305,362
Interest expense                  (80,373)     (70,334)    (115,557)     (26,277)           -
                              ----------------------------------------------------------------
Loss from continuing
 operations                      (560,508)  (1,306,418)  (3,676,456)  (8,668,118) (11,704,038)
Income (loss) from operations
 of discontinued subsidiary             -            -      467,188     (534,978)    (390,598)
Gain on disposal of subsidiary          -            -      891,569            -            -
                              ----------------------------------------------------------------
Net loss                        $(560,508) $(1,306,418) $(2,317,699) $(9,203,096)$(12,094,636)
                              ================================================================
Loss per share - basic and
 diluted
    Continuing operations          $(0.01)      $(0.03)      $(0.10)      $(0.29)      $(0.39)
                              ================================================================
    Net loss per share             $(0.01)      $(0.03)      $(0.06)      $(0.30)      $(0.41)
                              ================================================================
Shares used in computing
    net loss per share         41,512,897   40,707,108   38,004,089   30,242,054   29,738,459
                              ================================================================



                                                           December 31,
                                  2003          2002           2001          2000          1999
                            --------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents     $578,398      $156,780        $27,720      $646,198    $2,116,016
Short-term investments               -             -              -             -     1,474,949
Working capital               (909,356)      (82,512)       117,477     2,216,854     4,637,238
Net investment in sales-type
 leases, less current portion        -             -              -             -       249,830
Total assets                   618,002       234,848        927,657     5,638,453    13,129,528
Convertible debenture                -             -        225,090 (1)   951,456       951,456
Convertible notes            1,181,336 (2)   830,336              -             -             -
Capital stock of subsidiary
 held by minority investor           -             -              -        22,668             -
Stockholder's equity
 (deficiency)               (1,329,579)     (908,230)       343,438     2,326,314    10,670,980



----------------------------
(1) Amounts outstanding under the convertible debeture as of December 31, 2001 were classified as a current liability and, accordingly are included in the working capital of the Company at December 31, 2001, set forth above.

(2) $756,336 of the amount outstanding under the convertible notes as of December 31, 2003 was classified as a current liability and, accordingly is included in the working capital of the Company at December 31, 2003, set forth above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Due to capital constraints, the Company has suspended efforts to deploy products and services that use its loan processing system, DeciSys/RT, in order to focus its efforts exclusively on licensing certain of its patents.

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

           Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004 the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2003, the Company had cash and cash equivalents of $578,398. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. As discussed previously, two of the alleged infringers (Federated and Ameritrade) have notified the Company that they have filed a request with the PTO to reexamine the Company's patent covering the fully automated establishment of a financial account (U. S. Patent No. 6,105,007). If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed in the preceding paragraph will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $386,148. The Company is seeking to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. No assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         As of March 30, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. The maturity dates for the notes outstanding as of March 30, 2004 is as follows:


                                                     Accrued Interest           Total Principal and
         Maturity Date              Principal             at Maturity             Accrued Interest

         June 2, 2004               $756,336               $121,014                   $877,350
         March 13, 2005              200,000                 32,000                    232,000
         August 28, 2005              25,000                  4,000                     29,000
         November 3, 2005            100,000                 16,000                    116,000
         November 12, 2005            50,000                  8,000                     58,000
         December 18, 2005            50,000                  8,000                     58,000
         January 8, 2006              25,000                  4,000                     29,000



         The notes bear interest at 8% and are collateralized by the stock of the Company's wholly owned subsidiary, decisioning.com, Inc. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The outstanding notes include a note in the current principal amount of $131,336 issued to AMRO International, S.A. ("AMRO"). In June 2002, the Company issued to AMRO a convertible note in the principal amount of $205,336 in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued by the Company to AMRO. In October 2003, AMRO converted $74,000 of principal and $7,959 in accrued interest related to its convertible note into 409,796 shares of the Company's common stock. The outstanding notes also include a note in the principal amount of $100,000 note acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the notes, principal and accrued interest under all of the notes will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes, it will be forced to consider alternatives for winding down its business which may include filing for bankruptcy protection.

         Critical Accounting Policies

         The Company applies certain accounting policies which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) valuation of long-lived assets; and, (2) valuation reserve on net deferred tax assets.

         Valuation of Long-Lived Assets

         The Company annually evaluates the carrying value of long-lived assets, including property and equipment and goodwill. Goodwill results from business acquisitions and is initially recorded at the excess of the purchase price over the fair value of net identifiable assets acquired. Prior to 2001, the Company amortized goodwill over ten years. Management must make certain judgments when estimating and recording impairment charges. Such judgments are typically based on their plans to utilize or sell long-lived assets, the current market value of such assets, and in the case of goodwill, management's plans and strategies to continue business lines the Company previously acquired. To the extent that the carrying value of long-lived assets is greater than the Company's estimates of the undiscounted cash flows associated with the asset, the Company records an impairment charge equal to the excess of carrying value over the asset's fair value. The Company recognized an impairment loss of $448,945 in 2001 associated with the remaining balance of goodwill previously recorded by the Company and certain other long-lived assets.

         Valuation Reserve on Net Deferred Tax Assets

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of December 31, 2003, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

         Revenues. The Company's revenues from continuing operations were $517,647, $185,960, and $1,285,944 for the years ended December 31, 2003, 2002, and 2001, respectively. The types of revenue recognized by the Company in the years ended December 31, 2003, 2002, and 2001, are as follows:



                                                              Years ended December 31,
                                           2003                           2002                          2001
                               ----------------------------    ---------------------------    ---------------------------
                                                    % of                           % of                           % of
                                   Amount           Total         Amount           Total          Amount          Total
                               ---------------     --------    --------------     --------    ---------------    --------
Transaction fees                     $      -            -         $ 104,878         56.4          $ 265,666        20.7
Professional services fees                  -            -                 -            -            249,871        19.4
Patent license revenue                 17,647          3.4            25,000         13.4             20,000         1.6
Other income                          500,000         96.6            56,082         30.2            750,407        58.3
                               ---------------     --------    --------------     --------    ---------------    --------
                                    $ 517,647        100.0         $ 185,960        100.0        $ 1,285,944       100.0
                               ===============     ========    ==============     ========    ===============    ========



         Transaction fees. The Company recognized no transaction fee revenue in 2003. During 2002 and 2001 the Company provided transaction processing services to one customer that used the Company's e-xpertLender system. The contract with the customer terminated in October 2002. The decrease in transaction fees in 2002 compared to 2001 is attributable to the customer's migration to another system during 2002 and the termination of the contract in October 2002.

         Professional services fees. Previously, when the Company agreed to provide professional services to customize its core technology to conform to a specific customer request, the Company generally entered into a contract with the customer for the performance of these services which typically defined deliverables, specific delivery and acceptance dates and specified fees for such services. Upon completion and acceptance of the specific deliverables by the customer, the Company recognized the corresponding revenue as professional services revenue. Because the Company has suspended efforts to deploy its loan processing systems, it performed no professional services in 2003 or 2002, and accordingly, recognized no revenue associated with such activities. Moreover, it does not anticipate that it will earn professional service fees in the future. In 2001, the Company recognized $249,871 of professional services fees, which were primarily associated with services rendered under one contract. Most of the services were performed during 2000 and the associated revenue was deferred until 2001 and recognized upon termination of the contract.

         Patent license revenue. In 2003, 2002 and 2001, the Company recognized patent licensing revenue associated with the annual fee from one patent license agreement executed in 1999.

         Other income. In 2003, other income related exclusively to amounts received by the Company as a result of the settlement of a lawsuit. In 2002 and 2001, other income consisted primarily of non-recurring miscellaneous income items and certain insignificant recurring income items such as fees charged for the routine maintenance of products in service. In 2001, other income also included $640,000 related to the settlement of a lawsuit. The decrease in other income in 2002 compared to 2001 is primarily attributable to an overall reduction in the Company's business activities in 2002 compared with 2001 and the settlement of a lawsuit in 2001.

Costs and Expenses

         Costs of Revenues. Costs of revenues from continuing operations for the years ended December 31, 2003, 2002, and 2001 were $1,765, $16,846, and $63,751, respectively. Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the three years ended December 31, 2003, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the services offered by the Company and due to different pricing structures offered to certain customers.

         Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 2003, 2002, and 2001 are as follows:



                                                       Year ended December 31,

                                             2003                          2002                            2001
                                  ---------------------------    --------------------------     --------------------------------
                                                      % of                           % of                              % of
                                      Amount          Total         Amount          Total          Amount             Total
                                  ---------------    --------    --------------     -------     --------------     -------------
Transaction fees                         $     -           -          $ 14,346        85.2           $ 46,347              72.7
Professional services fees                     -           -                 -           -             15,404              24.2
Patent license revenue                     1,765       100.0             2,500        14.8              2,000               3.1
                                  ---------------    --------    --------------     -------     --------------     -------------
                                        $  1,765       100.0          $ 16,846       100.0           $ 63,751             100.0
                                  ===============    ========    ==============     =======     ==============     =============



         Costs of transaction fees. The Company had no cost of transaction fees in 2003. In 2002 and 2001, the cost of transaction fees consisted primarily of the direct costs incurred by the Company to process loan applications through its systems. Such direct costs were associated with services provided by third parties and included the cost of credit reports, fraud reports and communications networks used by the Company. During 2002 and 2001, the Company provided transaction processing services to one customer that used the Company's e-xpertLender system. The contract with the customer terminated in October 2002. The decrease in the cost of transaction fees in 2002 compared to 2001 is attributable to the customer's migration to another system during 2002 and the termination of the contract in October 2002.

         Costs of professional services fees. The Company had no cost of professional services fees in 2003 or 2002. In 2001, the costs of professional services fees consisted of the costs of the direct labor and the allocation of certain indirect costs associated with performing software and system customization services under one contract. In 2003 and 2002, the Company provided no professional services.

         Costs of patent license revenue. Costs of patent license revenue recognized in 2003, 2002, and 2001 consist of the patent licensing agent's commissions.

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

         In conjunction with the Company's suspension of its efforts to further develop and market its software products and services, the Company suspended all research and development activities. Accordingly, the Company recognized no expenses associated with research and development activities in 2003 and 2002. Research and development expenses for the year ended December 31, 2001, were $496,441. The Company capitalized no costs associated with software development in 2003, 2002, and 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses related to continuing operations for the year ended December 31, 2003, were $996,711, compared to $1,406,841 and $3,847,807 for the years ended December 31, 2002 and 2001, respectively.

         SG&A expenses during 2003 consisted primarily of personnel expense of approximately $266,000; professional fees of approximately $269,000; depreciation and amortization expense of approximately $15,000; rent expense of approximately $54,000; insurance and taxes of approximately $72,000; and litigation accruals of approximately $318,000.

         SG&A expenses during 2002 consisted primarily of personnel expense of approximately $434,000; professional fees of approximately $303,000; depreciation and amortization expense of approximately $138,000; rent expense of approximately $101,000; and insurance and taxes of approximately $159,000.

         SG&A expenses during 2001 consisted primarily of personnel expense of approximately $787,000; professional fees of approximately $470,000; depreciation and amortization expense of approximately $570,000; and rent expense of approximately $312,000.

         The decrease in SG&A in 2003 compared to 2002 and 2002 compared to 2001 is due the continued reduction of the Company's workforce over the past three years and curtailment of other expenses. SG&A expenses were lower in all material categories in 2003 compared to 2002, except for litigation accruals, and in 2002 compared to 2001.

         Impairment Loss. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill. In accordance with its evaluation, the Company recorded an impairment loss of $448,945 in 2001. In 2001, the impairment loss was primarily associated with goodwill the Company had previously recorded in conjunction with the acquisition of an insurance-related business which included rights to a patent. In 2001, the Company was unsuccessful in obtaining expanded rights associated with its insurance patent and accordingly wrote off all amounts previously recorded as goodwill. Impairment losses included charges taken by the Company to reduce the carrying value of property and equipment and goodwill. The Company did not record any impairment losses in 2002 or 2003.

Interest Income

         Interest income associated with continuing operations was $694, $1,643, and $10,101 during 2003, 2002, and 2001, respectively, and primarily reflects interest income attributable to short-term investments. The decrease in interest income in 2003 compared to 2002 and in 2002 compared to 2001 is primarily attributed to the decrease in average cash balances maintained during the year.

Interest Expense

         Interest expense associated with continuing operations was $80,373, $70,334, and $115,557 in 2003, 2002, and 2001, respectively. Interest expense is primarily associated with the issuance of a $1 million convertible debenture in November 2000 that was satisfied on June 3, 2002, the issuance of a $1 million note in July 2001 that was satisfied in December 2001, and the issuance of $1,255,336 aggregate principal amount of convertible notes in installments in June 2002 ($830,336), March 2003 ($200,000), August 2003 ($25,000), November
2003 ($150,000), and December 2003 ($50,000), which notes are currently outstanding. The increase in interest expense in 2003 compared to 2002 is attributable to the recognition of a full year of interest on the convertible notes issued in June 2002 and interest associated with the issuance of additional convertible notes in 2003 in the aggregate principal amount of $425,000. The decrease in interest expense in 2002 compared with 2001 is attributable to the liquidation in December 2001 of the $1 million note issued in July 2001 and a reduction of amounts outstanding under the $1 million convertible debenture. The decrease was offset by interest expense associated with the issuance of $830,336 principal amount of convertible notes in June 2002.

Income (Loss) from Operations of Discontinued Subsidiary and Gain on Disposal of Subsidiary

         In July 2001, the Company issued a $1 million note to HomeGold Financial, Inc., which note was collateralized by the stock of Surety Mortgage, Inc., the Company's wholly-owned mortgage banking subsidiary. On December 31, 2001, in accordance with the terms of the note, the Company tendered the stock of Surety to HomeGold in full satisfaction of the $1 million note and accrued interest of $25,511. The Company accounted for the transaction as the disposal of a segment of a business and has reported the operations of Surety as a separate component of loss for 2001. Similarly, the gain of $891,569 which the Company recognized is also reported as a separate component of net loss in 2001.

         The components of Surety's operations for 2001 are as follows:

                                            Year Ended December 31,
                                                      2001
                                            ------------------------

                    Mortgage revenue                     $2,851,720
                    Cost of revenue                      (1,008,266)
                    S G & A                              (1,378,366)
                                            ------------------------
                    Total cost and expenses              (2,386,632)
                                            ------------------------
                                                            465,088
                    Net interest income                       2,100
                                            ------------------------
                    Net income                             $467,188
                                            ========================

Surety was formed to deploy and test the Company's automated mortgage loan application system ("Mortgage ALM"), and engaged in mortgage brokerage activities which involved originating, processing and selling mortgage loans to outside investors. Surety originated and processed mortgage loans directly with consumers or on behalf of correspondents, and immediately sold such loans to institutions that sponsor the loan programs offered by Surety. Surety only offered loans that would be acquired by such institutions under such programs. Upon making the loan commitment to the borrower, Surety immediately received a commitment from an institution to acquire the loan upon closing. Mortgage revenue included gains on sales of mortgage loans to institutions, loan fees received for originating and processing the loan and fees charged to third parties for processing services pursuant to certain contracts Surety entered into during 2000 and 2001. Loan origination fees and all other direct costs associated with originating loans were recognized at the time the loans were sold.


Income Taxes

         The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 2003, 2002, and 2001, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         The Company has generated net losses of $68,460,905 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2003, the Company had cash and cash equivalents of $578,398. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. As discussed previously, two of the alleged infringers (Federated and Ameritrade) have notified the Company that they have filed a request with the PTO to reexamine the Company's patent covering the fully automated establishment of a financial account (U. S. Patent No. 6,105,007). If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceeding and the related litigation with Federated and Ameritrade. Moreover, the uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed in the preceding paragraph will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $386,148. The Company is seeking to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. No assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business which may include filing for bankruptcy protection.

         As of March 30, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. The maturity dates for the notes outstanding as of March 30, 2004 is as follows:



                                                     Accrued Interest           Total Principal and
         Maturity Date              Principal             at Maturity             Accrued Interest

         June 2, 2004               $756,336               $121,014                   $877,350
         March 13, 2005              200,000                 32,000                    232,000
         August 28, 2005              25,000                  4,000                     29,000
         November 3, 2005            100,000                 16,000                    116,000
         November 12, 2005            50,000                  8,000                     58,000
         December 18, 2005            50,000                  8,000                     58,000
         January 8, 2006              25,000                  4,000                     29,000




         The notes bear interest at 8% and are collateralized by the stock of the Company's wholly owned subsidiary, decisioning.com, Inc. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The outstanding notes include a note in the current principal amount of $131,336 issued to AMRO International, S.A. ("AMRO"). In June 2002, the Company issued to AMRO a convertible note in the principal amount of $205,336 in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued by the Company to AMRO. In October 2003, AMRO converted $74,000 of principal and $7,959 of accrued interest related to its convertible note into 409,796 shares of the Company's common stock. The outstanding notes also include a note in the principal amount of $100,000 note acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the notes, principal and accrued interest will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         In the second quarter of 2001, the Company issued a $1 million note to HomeGold Financial, Inc., which was secured by the stock of its wholly owned mortgage subsidiary, Surety Mortgage, Inc. The note matured on December 31, 2001, at which time the Company tendered the stock of Surety in full satisfaction of outstanding principal and accrued interest under the note in accordance with the terms of the note. The Company had previously entered into a contract with HomeGold under which it processed certain mortgage loan applications originated by HomeGold. Such contract expired on December 31, 2001.

         On September 22, 2000, the Company entered into a convertible debenture and warrants purchase agreement with AMRO International, S.A. ("AMRO"). Under the agreement on November 22, 2000, the Company issued to AMRO an 8% convertible debenture in the principal amount of $1,000,000. The debenture was convertible, at the option of AMRO, into shares of the Company's common stock at a price equal to the lesser of $1.00 per share or 65% of the average of the three lowest closing prices of the Company's stock during the month prior to conversion. AMRO exercised a portion of the debenture into an aggregate of 6,214,665 shares of the Company's stock. In June 2002, the Company issued to AMRO an 8% convertible secured note in the principal amount of $205,336 in full satisfaction of amounts outstanding under its convertible debenture. The terms of the 8% convertible secured notes are discussed above.

         Net cash used during the year ended December 31, 2003, to fund operations was approximately $44,000, which included non-recurring cash receipts of $500,000 related to the settlement of a lawsuit, compared to approximately $457,000 and $2,062,000 for 2002 and 2001, respectively. At December 31, 2003,
2002, and 2001, cash and liquid investments were $578,000, $156,780, and $27,720, respectively, and working capital was ($909,356), ($82,512), and $117,477, respectively. For purposes of determining working capital at December 31, 2003, $765,336 of principal and accrued interest under the Company's convertible notes that mature in June 2004 are included as current liabilities.

Contractual Obligations

         The following table sets forth the Company's long-term debt and other obligations at December 31, 2003.



                                                         Payment Due By Period
                                             ----------------------------------------------
                                     Total    Less than 1    1-3 years  3-5 years More than
                                                  year                            5 years
                              -------------------------------------------------------------
Long-Term Debt Obligations (1)    $1,399,350     $877,350     $522,000       $-       $-
Operating Lease Obligations           14,880       11,624        3,256        -        -
Purchase Obligations                  11,700        7,440        4,260        -        -
                              -------------------------------------------------------------
Total                             $1,425,930     $896,414     $529,516       $-       $-
                              =============================================================



(1) Long-term debt obligations consist of the Company's convertible notes, including accrued interest, which become immediately due and payable in certain events such as the filing of bankruptcy proceedings and similar events involving the Company, a payment default under any of the outstanding notes, or a change in control of the Company.

         Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

         Item 8.  Financial Statements and Supplemental Data

         The report of independent auditors and consolidated financial statements are set forth below (see item 15(a) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Affinity Technology Group, Inc.
Columbia, South Carolina

         We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2003. The Company's audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, has an accumulated deficit, has certain convertible notes maturing in June 2004 and is a defendant to a lawsuit in which an unfavorable jury verdict was rendered in January 2004. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ SCOTT McELVEEN LLP


Columbia, South Carolina
March 15, 2004, except for Note 1
  which is as of March 29, 2004

                Affinity Technology Group, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                                December 31,
                                                           2003              2002
                                                      -------------------------------
Assets
Current assets:
  Cash and cash equivalents                               $578,398          $156,780
  Receivables                                                    -             5,666
  Prepaid expenses                                          20,121            42,784
                                                      -------------------------------
Total current assets                                       598,519           205,230
Property and equipment, net                                 18,336            27,600
Other assets                                                 1,147             2,018
                                                      -------------------------------
Total assets                                              $618,002          $234,848
                                                      ===============================


Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                         $76,056           $20,741
  Accrued expenses                                         565,136           194,631
  Accrued compensation and related benefits                 92,700            47,370
  Convertible notes                                        756,336                 -
  Current portion of deferred revenue                       17,647            25,000
                                                      -------------------------------
Total current liabilities                                1,507,875           287,742
Convertible notes                                          425,000           830,336
Deferred revenue                                            14,706            25,000

Commitments and contingent liabilities

Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   60,000,000 shares, issued 44,032,493 shares
   in 2003 and 43,049,363 shares in 2002                     4,403             4,305
  Additional paid-in capital                            70,632,210        70,441,149
  Common stock warrants                                          -            52,000
  Treasury stock, at cost (2,168,008 shares at
   December 31, 2003 and 2002)                          (3,505,287)       (3,505,287)
  Accumulated deficit                                  (68,460,905)      (67,900,397)
                                                      -------------------------------
Total stockholders' deficiency                          (1,329,579)         (908,230)
                                                      -------------------------------
Total liabilities and stockholders' deficiency            $618,002          $234,848
                                                      ===============================



See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                     Consolidated Statements of Operations



                                                          Years ended December 31,
                                                    2003              2002              2001
                                                -----------------------------------------------
Revenues:
   Transactions                                    $     -          $104,878          $265,666
   Professional services                                 -                 -           249,871
   Patent license revenue                           17,647            25,000            20,000
   Other income                                    500,000            56,082           750,407
                                                -----------------------------------------------
                                                   517,647           185,960         1,285,944
                                                -----------------------------------------------
Costs and expenses:
   Cost of revenues                                  1,765            16,846            63,751
   Research and development                              -                 -           496,441
   Selling, general and administrative
    expenses                                       996,711         1,406,841         3,847,807
   Impairment loss                                       -                 -           448,945
                                                -----------------------------------------------
                                                   998,476         1,423,687         4,856,944
                                                -----------------------------------------------
Operating loss from continuing operations         (480,829)       (1,237,727)       (3,571,000)

Interest income                                        694             1,643            10,101
Interest expense                                   (80,373)          (70,334)         (115,557)
                                                -----------------------------------------------
Loss from continuing operations                  $(560,508)      $(1,306,418)      $(3,676,456)
Income from operations of discontinued
 subsidiary                                              -                 -           467,188
Gain on disposal of subsidiary                           -                 -           891,569
                                                -----------------------------------------------
Net loss                                         $ 560,508)      $(1,306,418)      $(2,317,699)
                                                ===============================================
Loss per share - basic and diluted:
Continuing operations                               $(0.01)           $(0.03)           $(0.10)
                                                ===============================================
Net loss per share                                  $(0.01)           $(0.03)           $(0.06)
                                                ===============================================
Shares used in computing net loss per
 share                                          41,512,897        40,707,108        38,004,089
                                                ===============================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)


                            Common Stock
                        --------------------                                                               Total
                          Shares    Amount   Additional   Common    Deferred    Treasury   Accumulated  Stockholder's
                                              Paid-in     Stock   Compensation    Stock      Deficit      Equity
                                               Capital   Warrants                                       (Deficiency)
                        ---------------------------------------------------------------------------------------------
Balance at
 December 31, 2000      32,713,368   $3,271 $70,084,414  $52,000     $(31,804)$(3,505,287)$(64,276,280)   $2,326,314
Exercise of warrant      3,471,340      347           -        -            -           -            -           347
Debenture conversion to
 common stock            6,214,655      622     302,050        -            -           -            -       302,672
Amortization of deferred
 compensation                    -        -           -        -       31,804           -            -        31,804
Net loss                         -        -           -        -            -           -   (2,317,699)   (2,317,699)
                        ---------------------------------------------------------------------------------------------
Balance at
 December 31, 2001      42,399,363    4,240  70,386,464   52,000            -  (3,505,287) (66,593,979)      343,438
Issuance of common
 stock as executive
 compensaton               500,000       50      44,950        -            -           -            -        45,000
Issuance of common
 stock as finder's
 fees                      150,000       15       9,735        -            -           -            -         9,750
Net loss                         -        -           -        -            -           -   (1,306,418)   (1,306,418)
                        ---------------------------------------------------------------------------------------------
Balance at
 December 31, 2002      43,049,363    4,305  70,441,149   52,000            -  (3,505,287) (67,900,397)     (908,230)
Expiration of warrants           -        -      52,000  (52,000)           -           -            -             -
Note payable conversion
 to common stock           409,796       41      81,918        -            -           -            -        81,959
Issuance of common stock
 as board service
 compensation              283,334       28      25,472        -            -           -            -        25,500
Issuance of common stock
 for consulting services   250,000       25      22,475        -            -           -            -        22,500
Issuance of common stock
 as finder's fees           40,000        4       9,196        -            -           -            -         9,200
Net loss                         -        -           -        -            -           -     (560,508)     (560,508)
                        ---------------------------------------------------------------------------------------------
Balance at
 December 31, 2003      44,032,493   $4,403 $70,632,210   $    -       $    - $(3,505,287)$(68,460,905)  $(1,329,579)
                        =============================================================================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                                Years ended December 31,
                                                        2003              2002              2001
                                                ---------------------------------------------------
Operating activities
Net loss                                            $(560,508)      $(1,306,418)      $(2,317,699)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                      14,859           137,557           841,258
    Amortization of deferred compensation                   -                 -            31,804
    Gain on disposal of subsidiary                          -                 -          (891,569)
    Impairment loss                                         -                 -           448,945
    Writedown of software development costs                 -               656                 -
    Provision for doubtful accounts                         -             7,519            22,909
    Inventory valuation allowance                           -           100,379           865,000
    Deferred revenue                                  (17,647)           50,000          (568,942)
    Other                                              12,311           127,830           114,254
    Changes in current assets and
     liabilities:
       Accounts receivable                              5,666           445,921          (668,569)
       Net investment in sales-type leases                  -                 -           157,139
       Inventories                                          -                 -            11,895
       Other assets                                    22,663            71,707           179,429
       Accounts payable                                55,315          (119,017)          (16,898)
       Accrued expenses                               378,463            72,867          (248,184)
       Accrued compensation and related
        benefits                                       45,331           (45,730)          (22,705)
                                                ---------------------------------------------------
Net cash used in operating activities                 (43,547)         (456,729)       (2,061,933)

Investing activities
Purchases of property and equipment                    (4,724)           (9,284)         (129,351)
Proceeds from sale of property and equipment           44,889             8,810            14,781
                                                ---------------------------------------------------
Net cash provided by (used in) investing
 activities                                            40,165              (474)         (114,570)

Financing activities
Proceeds from convertible notes                       425,000           625,000                 -
Proceeds from notes payable to third parties                -                 -        28,241,861
Payments on notes payable to third parties                  -           (38,737)      (26,684,183)
Exercise of warrants                                        -                 -               347
                                                ---------------------------------------------------
Net cash provided by financing activities             425,000           586,263         1,558,025
                                                ---------------------------------------------------
Net increase (decrease) in cash                       421,618           129,060          (618,478)
Cash and cash equivalents at beginning of
 year                                                 156,780            27,720           646,198
                                                ---------------------------------------------------
Cash and cash equivalents at end of year             $578,398          $156,780           $27,720
                                                ===================================================

   Supplemental cash flow information:
   Income taxes paid                                      $ -               $ -               $ -
                                                ===================================================
   Interest paid                                          $ -           $14,630           $49,042
                                                ===================================================



See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.       The Company - Going Concern

         The Company was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans to engage in further sales or other activities related to its products or services, other than to license the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

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

           Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004, the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within 90 days from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program, and its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2003, the Company had cash and cash equivalents of $578,398. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. As discussed previously, two of the alleged infringers (Federated and Ameritrade) have notified the Company that they have filed a request with the PTO to reexamine the Company's patent covering the fully automated establishment of a financial account (U. S. Patent No. 6,105,007). If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceeding and the related litigation with Federated and Ameritrade. Moreover, the uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed in the preceding paragraph will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $386,148. The Company is seeking to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. No assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         As of December 31, 2003, the Company had outstanding $1,181,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. Note 4 sets forth the maturities of the Company's convertible notes. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the convertible notes, principal and accrued interest will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         In order to fund its operations, the Company may need to raise additional funds through the issuance of additional equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations. The Company is evaluating alternatives to continue its business activities through 2004 and beyond.

         There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty. However, management believes that any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts of liabilities would not materially change the Company's financial position.

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

Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense was approximately $13,000, $97,000, and $417,000 during 2003, 2002, and 2001, respectively.


Software Development Costs

         Costs incurred in the development of software, which formerly was incorporated as part of the Company's products or sold separately, are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers. The net realizable value of unamortized capitalized costs is periodically evaluated and, to the extent such costs exceed the net realizable value, unamortized amounts are reduced to net realizable value. In 2002, the Company recorded charges of approximately $1,000 to reduce recorded balances of unamortized capitalized software costs to their net realizable value.

         Amortization of capitalized software development was approximately $0, $41,000 and $259,000, and during 2003, 2002 and 2001, respectively.

Valuation of Long-Lived Assets

         The Company periodically evaluates the carrying value of long-lived assets to be held and used, including property and equipment and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In the event of such, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. In 2001, the Company recorded impairment charges related to certain of its long-lived assets of approximately $449,000, $399,000 of which is related to goodwill.

Intangible Assets

         Intangible assets arising from the excess of cost over acquired assets are amortized by the straight-line method over their estimated useful life of ten years. In 1997, the Company recorded intangible assets, primarily goodwill, of approximately $1,470,000 related to the acquisition of Buy America, Inc. and Project Freedom, Inc. In accordance with its evaluation of its long-lived assets, the Company recorded an impairment charge related to goodwill in the amount of $399,000 in 2001. Such charges eliminated, in 2001, the remaining unamortized balance of goodwill associated with the acquisition of Buy America and Project Freedom.

Revenue Recognition

Transaction fees - Transaction fee revenue formerly was recognized as the related transactions were processed. Transaction processing fees represented approximately 56.4% and 20.7% of total revenue from continuing operations during 2002 and 2001, respectively.

Mortgage processing services - Surety Mortgage, Inc., engaged in mortgage brokerage activities, which generally involved originating, processing, and selling mortgage loan products to outside investors. Surety originated and/or processed mortgage loans directly with consumers or on behalf of correspondents and immediately sold such loans to investors that sponsored the loan programs offered by Surety. Surety only offered loans that would be acquired by the investors under such programs. Upon making the loan commitment to the borrower, Surety immediately received a commitment from an investor to acquire the loan upon closing. Loan origination fees included gains on sales of mortgage loans to investors and loan origination fees received for originating and processing the loan. Loan origination fees and all direct costs associated with originating loans were recognized at the time the loans were sold. On December 31, 2001, the Company tendered the stock of Surety in full satisfaction of a $1 million note and accrued interest (see Note 9).

Professional services - In conjunction with the installation of the Company's technology, periodically additional customer specific technology development was performed by the Company in the form of professional services. The Company generally entered into a contract with the customer for the performance of these services. Upon completion and acceptance of professional services by the customer, the Company recognized the corresponding revenue.

Patent licensing - The Company recognizes revenue from patent licensing activities pursuant to the provisions of each license agreement which specify the periods to which the related license and corresponding revenue applies.

Deferred revenues - Deferred revenues relate to unearned revenue associated with cash received for patent licenses. Such revenue is recognized in the period the patent license entitles the licensee to use technology covered by the Company's patents.

Cost of Revenues

         Cost of revenues consists of costs associated with transaction fees, professional services and patent licensing agent's commissions. Costs associated with transaction fees include the direct costs incurred by the Company related to transactions it processes for its customers. Costs of transaction fees approximated $14,000 and $46,000 in 2002 and 2001, respectively. Costs associated with professional services include labor, other direct costs and an allocation of related indirect costs. Labor and other direct costs and allocation of indirect costs associated with professional services totaled approximately $15,000 for the year ended December 31, 2001. Costs of patent license revenues consist of patent licensing agent commissions paid or accrued by the Company and totaled $1,765, $2,500, and $2,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Stock Based Compensation

         The Company accounts for stock options in accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued to employees at fair value. For stock options granted at exercise prices below the estimated fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the estimated fair value. The deferred compensation expense is amortized ratably over the vesting period of the individual options.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123. Equity instruments issued to consultants, directors and employees in lieu of cash payments for services are recorded at the fair value of the equity instrument on the date the equity instrument is granted and the related expense is recognized over the period the services are performed. In 2003 and 2002, the Company recognized $57,143 and $54,735, respectively, of stock based compensation related to the issuance of equity instruments.

         Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:



                                                2003            2002              2001
                                         ------------------------------------------------
Net loss:
As reported                                  $(560,508)    $(1,306,418)      $(2,317,699)
Add:  stock-based compensation
 expense included in reported net
 income                                              -               -            31,804
Deduct: stock-based compensation
 expense determined under the fair
 value based method for all awards             (47,941)       (113,180)         (233,749)
                                         ------------------------------------------------
Pro forma net loss                           $(608,449)    $(1,419,598)      $(2,519,644)
                                         ================================================

Net loss per common share:
  As reported:
    Basic and diluted                           $(0.01)         $(0.03)           $(0.06)
  Pro forma:
    Basic and diluted                           $(0.01)         $(0.03)           $(0.07)



         See Note 6 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

Advertising Expense

         The cost of advertising is expensed as incurred. Advertising and marketing expense was approximately $8,000 in 2001.

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

New Accounting Standards

            In December 2003, The FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies as of March 31, 2004. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

            In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. The Company has applied the provisions of Statement No. 149, which has not had a material impact on its earnings or financial position.

            In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The guidance in Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has applied the provisions of Statement No. 150, which has not had a material impact on its earnings or financial position.

Income Taxes

         Deferred income taxes are calculated using the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Concentrations of Credit Risk

         The Company is not exposed to any concentration of credit risk.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

         Certain amounts in 2001 and 2002 have been reclassified to conform to 2003 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity (deficiency) or net loss.

3.       Property and Equipment

Property and equipment consists of the following:

                                                      December 31,
                                               2003                  2002
                                      -----------------------------------------
Data processing equipment             $        384,870      $        381,812
Office furniture and fixtures                   44,136                44,136
Automobiles                                     30,333                72,003
Purchased software                               3,770                 3,770
                                      -----------------------------------------
                                               463,109               501,721
Less accumulated depreciation
 and amortization                             (444,773)             (474,121)
                                      -----------------------------------------
                                      $         18,336      $         27,600
                                      =========================================

4.       Convertible Debenture and Notes

         In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously acquired by AMRO. The notes bear interest at 8% and principal and accrued interest are due in June 2004. In 2003, the Company issued additional convertible notes in the aggregate amount of $425,000. Such notes also bear interest at 8% and mature at various dates in 2005. Included in the aggregate $425,000 of convertible notes issued by the Company is a $100,000 convertible note issued to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock. All notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

         In October 2003, AMRO converted $74,000 principal and $7,959 accrued interest related to its $205,336 convertible note into 409,796 shares of the Company's common stock.

         The maturities of the Company's 8% convertible notes are as follows:

                                              December 31,
              Maturity Date                2003         2002
              ---------------------    ------------------------
              June 2004                  $756,336     $830,336
              March 2005                  200,000            -
              August 2005                  25,000            -
              November 2005               150,000            -
              December 2005                50,000            -
                                       -----------  -----------
                                        1,181,336      830,336
              Less: current portion      (756,336)           -
                                       -----------  -----------
              Long-term portion          $425,000     $830,336
                                       ===========  ===========

5.       Stockholders' Deficiency

Preferred Stock

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. At December 31, 2003 and 2002 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

         During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 2003, approximately 18,000 options were outstanding, all of which are exercisable under the 1995 Option Plan. At December 31, 2003, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 1.4 years. This plan closed during April 1996.

         In April 1996, the Company adopted the 1996 Incentive Stock Option Plan. Under the terms of the plan, incentive options may be issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term.

         In addition, the 1996 Incentive Stock Option Plan was amended and restated effective May 28, 1999, to increase the number of shares of common stock available for issuance from 1,900,000 to 2,900,000 and to permit non-employee directors to participate in the 1996 Stock Option Plan. Under the Company's director compensation program in effect from April 1999 to March 2002, non-employee directors received options under the 1996 Incentive Stock Option Plan to purchase 5,000 shares of common stock of the Company on the 5th business day after each annual shareholder meeting. In March 2002, the Company adopted a new director compensation program as a component of the 1996 Incentive Stock Option Plan under which all non-employee directors received a one-time grant of options to purchase 100,000 shares of the Company's stock at the closing sales price of the Company's common stock on the business day immediately prior to the date of grant. Such options vest ratably over a two-year period. Under the program, all non-employee directors on the Board were granted options to purchase 100,000 shares on March 20, 2002. Any new non-employee directors appointed to the Board will be granted options to purchase 100,000 shares at the time of his or her election to the Board.

A summary of activity under the 1995 and 1996 Option Plans is as follows:

                                                    Options Outstanding
                                              -------------------------------
                                   Shares                        Weighted
                                  Available        Number      Average Price
                                  for Grant      of Shares       Per Share
                               ----------------------------------------------
1995 Stock Option Plan
Balance at December 31, 2000                -         183,380          $0.44
Options canceled/forfeited                  -         (22,260)         $0.44
                               ----------------------------------------------
Balance at December 31, 2001                -         161,120          $0.44
Options canceled/forfeited                  -        (143,100)         $0.44
                               ----------------------------------------------
Balance at December 31, 2002                -          18,020          $0.44
Options canceled/forfeited                  -               -          $0.44
                               ----------------------------------------------
Balance at December 31, 2003                -          18,020          $0.44
                               ==============================================

1996 Incentive Stock Option
 Plan
Balance at December 31, 2000          983,930       1,744,140          $1.59
Options granted                      (300,000)        300,000          $0.09
Options canceled/forfeited            925,470        (925,470)         $1.66
                               ----------------------------------------------
Balance at December 31, 2001        1,609,400       1,118,670          $1.13
Options granted                    (1,250,000)      1,250,000          $0.09
Options cancelled/forfeited           324,665        (324,665)         $0.93
                               ----------------------------------------------
Balance at December 31, 2002          684,065       2,044,005          $0.53
Options granted                      (125,000)        125,000          $0.19
Options cancelled/forfeited            18,185         (18,185)         $1.12
                               ----------------------------------------------
Balance at December 31, 2003          577,250       2,150,820          $0.50
                               ==============================================


     A summary of stock options exercisable and stock options outstanding under the 1996 Incentive Stock Option Plan is as follows:


                                1996 Incentive Stock Option Plan
-------------------------------------------------------------------------------------------------
                     Options Exercisable                      Options Outstanding
                    at December 31, 2003                      At December 31, 2003
              -----------------------------------------------------------------------------------
                                                                                   Weighted
                                  Weighted                        Weighted          Average
   Range of                        Average                        Average          Remaining
   Exercise        Number           Price          Number          Price          Contractual
    Prices      Exercisable       Per Share      Outstanding     Per Share       Life (years)
-------------------------------------------------------------------------------------------------

$0.09 - $0.94       1,304,875            $0.21      1,737,500           $0.19                7.8
$1.06 - $3.75         276,560            $2.01        413,120           $1.82                5.7
$6.75 - $7.38             200            $6.75            200           $6.75                3.0
              -----------------------------------------------------------------------------------
$0.09 - $7.38       1,581,635            $0.53      2,150,820           $0.50                7.4
              ===================================================================================


         The Company recorded in 1996 and 1995 deferred compensation expense totaling approximately $5,492,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted under the 1995 Plan. The Company amortized the deferred compensation associated with individuals employed by the Company over the vesting period of the individual's options. Amounts recorded as deferred compensation were fully amortized in 2001. The vesting period for other options is generally 60 months. Amortization of deferred compensation in 2001 totaled approximately $32,000.

         The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:


                                         2003         2002             2001
                                     ------------------------------------------
      Dividend yield                       -            -                -
      Expected volatility                132%         136%             142%
      Risk-free rate of return          1.99%     2.39% - 4.32%   4.43% - 4.53%
      Expected option life, years         3             3               3


         The weighted average fair value for options granted under the Option Plans during 2003, 2002 and 2001 was $0.14, $0.07 and $0.07, respectively.

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

         Stock Warrants

         In 1995, the Company formalized an agreement with a related party, resulting from certain financing arrangements preceding the Initial Public Offering, for the issuance of a stock warrant under which the party had the right to purchase up to an aggregate of 6,666,340 shares of common stock at a purchase price of approximately $.0001 per share. The agreement also specified that the warrant could be exercised in whole or in part at any time prior to December 31, 2015 only if, absent prior written regulatory approval, after giving effect of such exercise, the party beneficially owned less than five percent of the outstanding shares of the Company's common stock. During 1997 the party obtained written regulatory approval to exercise the warrant in its entirety. On December 31, 1997 and December 28, 1995, the party exercised portions of the warrant and acquired 2,400,000 and 795,000 shares of Common Stock, respectively. In March 2001, the party exercised the remainder of the warrant and acquired 3,471,340 shares of the Company's common stock.

         In November 2000, the Company issued three-year warrants to acquire 920,000 shares of the Company's common stock at a weighted average price of $.7464 per share. The warrants were issued in conjunction with the issuance of a $1,000,000 convertible debenture and the arrangement of an equity line agreement. In 2002, the weighted average conversion price was reduced to $.05 per share in conjunction with the restructuring of the remaining balance of the convertible debenture. All the warrants expired unexercised in 2003.

6.       Employee Benefit Plans

         The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.

7.       Leases

         The Company has non-cancelable operating leases for the rental of its offices and warehouse. Future minimum lease payments under these leases at December 31, 2003 are approximately $2,700, all of which is payable in 2004.

         In 2003, 2002, and 2001 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $47,000, $92,000, and $372,000, respectively.

8.       Income Taxes

         As of December 31, 2003, the Company had federal and state tax net operating loss carryforwards of approximately $66,580,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:


                                                    December 31,
                                                2003             2002
                                          -------------------------------
        Deferred tax assets:
           Net operating loss
            carryforwards                  $24,811,000      $24,580,000
           Accrued expenses                     18,000           15,000
           Depreciation                              -            9,000
           Other                                 6,000            6,000
                                          -------------------------------
        Total deferred tax assets           24,835,000       24,610,000
                                          -------------------------------
        Deferred tax liabilities:
           Other                                (1,000)          (1,000)
                                          -------------------------------
        Total deferred tax liabilities          (1,000)          (1,000)
                                          -------------------------------
        Less:  Valuation allowance         (24,834,000)     (24,609,000)
                                          -------------------------------
        Total net deferred taxes           $         -      $         -
                                          ===============================

         The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2003 and 2002, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2003, 2002, and 2001.

9. Income (Loss) from Operations of Discontinued Subsidiary and Gain on Disposal of Subsidiary

         Through a previously owned wholly owned subsidiary, Surety Mortgage, Inc. ("Surety"), the Company formerly deployed its Mortgage ALM product in locations where consumers are likely to apply for a mortgage loan. Surety deployed Mortgage ALMs, processed mortgage loan applications obtained through its Mortgage ALM network and processed mortgage loan applications under contracts with third parties. The Company disposed of Surety on December 31, 2001.

         In July 2001 the Company issued a $1 million note to HomeGold Financial, Inc. ("HomeGold"), which note was collateralized by the stock of Surety, the Company's wholly owned mortgage banking subsidiary. On December 31, 2001, the Company tendered the stock of Surety to HomeGold in full satisfaction of the $1 million note and accrued interest of $25,511. The Company accounted for the transaction as the disposal of a segment of a business and has reported the operations of Surety as a separate component of loss for 2001. Similarly, the gain of $891,569 which the Company recognized is also reported as a separate component of results of operations in 2001 and the effect on the Company's net loss per share of $0.06 was $0.023.

The components of Surety's operations for 2001 are as follows:

                               Year Ended December 31,
                                         2001
                             ----------------------------

     Mortgage revenue                         $2,851,720

     Cost of revenue                          (1,008,266)
     S G & A                                  (1,378,366)
                             ----------------------------
     Total cost and expenses                  (2,386,632)
                             ----------------------------
     Net income before
      interest                                   465,088
     Net interest income                           2,100
                             ----------------------------
     Net income                                 $467,188
                             ============================


Surety's operating results are included in the determination of the Company's net loss for the years ended December 31, 2001, and are reported as "Income
(loss) from operations of discontinued subsidiary." The effect of Surety's operating results on net loss per share is $0.012 in the year ended December 31, 2001.

10.      Segment Information

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. Single entities accounted for 97%, 87%, and 76% of revenues in 2003, 2002, and 2001, respectively. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

11.      Related Party Transactions

         In December 2003, the Company issued a convertible note in the principle amount of $100,000 to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock.

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

         In July 2003, the Company relocated and executed a month-to-month lease with a holder of one of its convertible notes. The rent expense for the office for the period ended December 31, 2003, was approximately $7,500.

         In January, 2003, the Company issued 283,334 shares of common stock to two board members in lieu of cash compensation.

12.      Commitments and Contingent Liabilities

         The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $386,148. The Company has filed a motion to have the verdict overturned by the trial judge. If it is unsuccessful in doing so, the Company intends to appeal any adverse decision. The Company believes that it has meritorious defenses to the claims made by Mr. Ligon and intends to vigorously defend itself. However, no assurances can be given that the Company will be successful in overturning the verdict or, if it appeals the decision, in obtaining a favorable outcome on appeal. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

         In November 2003, Household International, Inc. filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware. In its complaint Household requested the court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U.S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007.

14.       Quarterly Results of Operations (Unaudited)

                       First         Second          Third          Fourth
                      Quarter       Quarter         Quarter         Quarter
                    -----------------------------------------------------------
Year ended
 December 31, 2003
Revenue                  $4,412          $4,412          $4,411       $504,412
Gross profit              3,970           3,972           3,969        503,971
Net (loss) income      (235,709)       (197,486)       (156,787)        29,474
Net loss per share -
 basic and diluted        (0.01)          (0.00)          (0.00)          0.00

Year ended
 December 31, 2002
Revenue                 $69,261         $39,292         $47,407        $30,000
Gross profit             61,299          34,642          45,700         27,473
Net (loss)             (401,579)       (367,637)       (234,606)      (302,596)
Net loss per share -
  basic and diluted       (0.01)          (0.01)          (0.01)         (0.01)

         The sum of certain net loss per share amounts differs from the annual reported total due to rounding.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

         There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part III

Item 10.   Directors and Executive Officers of the Registrant

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 27, 2004 under the captions "Board of Directors - Code of Ethics," "Board of Directors - Audit Committee Financial Expert," "Board of Directors--Nominees for Director," and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11.  Executive Compensation

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 27, 2004 under the captions "Executive Compensation" and "Board of Directors--Compensation of Directors", which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Certain information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 27, 2004 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.


                         Equity Compensation Plan Information


                                                               Number of securities
                                                                remaining available
                     Number of securities   Weighted-average    for future issuance
                       to be issued upon    exercise price of      under equity
                          exercise of      outstanding options, compensation plans
    Plan Category     outstanding options, warrants and rights      (excluding
                      warrants and rights                       securities reflected
                                                                   in column (a))
------------------------------------------------------------------------------------
                              (a)                  (b)                  (c)
------------------------------------------------------------------------------------
Equity compensation
  plans approved by
   security holders             2,198,840                $0.51              577,250
------------------------------------------------------------------------------------
Equity compensation
 plans not approved
 by security holders               35,000                $0.47                    -
------------------------------------------------------------------------------------

        Total                   2,233,840                $0.51              577,250
------------------------------------------------------------------------------------



         Information reflected in "Equity compensation plans not approved by security holders" relates to a warrant issued in connection with a financing arrangement. In September 2000, the Company entered into a convertible debenture and warrants purchase agreement with an investor and, in connection therewith, issued to the broker representing the investor in this transaction a five-year warrant to acquire 35,000 shares of the Company's common stock at $0.47 per share.

         The table set forth above does not include any information with respect to shares of common stock that may be issued upon the conversion of convertible notes that have been issued by the Company. At December 31, 2003, there was $1,291,841 of principal and accrued interest outstanding under these notes, which could be converted into an aggregate of 6,459,205 shares of the Company's common stock at a conversion price of $0.20 per share. In January 2004, the Company issued an additional $25,000 principal amount of its convertible notes that are convertible into an additional 125,000 shares of the Company's common stock at a conversion price of $0.20 per share.

Item 13.   Certain Relationships and Related Transactions

         If applicable, information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 27, 2004 under the caption "Certain Transactions," which is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

         Information required by this item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 27, 2004, under the caption "Accounting Fees."

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
          i.   Consolidated Balance Sheets as of December 31, 2003 and 2002.
          ii. Consolidated Statement of Operations for the years ended December 31, 2003, 2002, and 2001.
          iii. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2003, 2002, and 2001.
          iv. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.
          v. Notes to the Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001.

          (2)  Schedule II - Valuation and Qualifying Accounts
               No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

          (3) Exhibits:

         Documents incorporated by reference to exhibits that have been filed with the Company's reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC's web site at http://www.sec.gov. You may also read and copy any such document at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company's SEC file number (0-28152).

   Exhibit Number   Description
--------------------------------------------------------------------------------
        3.1         Certificate of Incorporation of Affinity Technology Group,
                    Inc., which is hereby incorporated by reference to Exhibit
                    3.1 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
        3.2         Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration
                    Statement on Form S-1 of Affinity Technology Group, Inc.
                    (File No. 333-1170).
        4.1         Specimen Certificate of Common Stock which is hereby
                    incorporated by reference to Exhibit 4.1 to the Registration
                    Statement on Form S-1 of Affinity Technology Group, Inc.
                    (File No. 333-1170).
        4.2         Sections 4, 7 and 8 of the Certificate of Incorporation of
                    Affinity Technology Group, Inc., as amended, and Article II,
                    Sections 3, 9 and 10 of the Bylaws of Affinity Technology
                    Group, Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registration
                    Statement on Form S-1 of Affinity Technology Group, Inc.
                    (File No. 333- 1170).
        4.3         Convertible Note Purchase Agreement, dated June 3, 2002,
                    between Affinity Technology Group, Inc., and certain investors.
       10.1*        Form of Stock Option Agreement (1995 Stock Option Plan),
                    which is hereby incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
       10.2*        Form of Stock Option Agreement (1996 Stock Option Plan),
                    which is hereby incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
       10.3*        Form of Stock Option Agreement (Directors' Stock Option
                    Plan), which is hereby incorporated by reference to Exhibit
                    10.9 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
       10.4*        1995 Stock Option Plan of Affinity Technology Group, Inc.,
                    which is hereby incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
       10.5*        Amended and Restated 1996 Stock Option Plan of Affinity
                    Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10.6*        Non-Employee Directors' Stock Option Plan of Affinity
                    Technology Group, Inc., which is hereby incorporated by
                    reference to Exhibit 10.12 to the Registration Statement on
                    Form S-1 of Affinity Technology Group, Inc. (File No.
                    333-1170).
        10.7        Stock Rights Agreement, dated October 20, 1995, between
                    Affinity Technology Group, Inc., and certain investors,
                    which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
       10.8*        Declaration of First Amendment to 1996 Stock Option Plan of
                    Affinity Technology Group, Inc., and 1995 Stock Option Plan
                    of Affinity Technology Group, Inc., which is incorporated by reference to Exhibit 10.10 to the Company's 1998 Annual
                    Report on Form 10-K which was filed on March 31, 1999.
       10.9*        Restricted Stock Agreement between Affinity Technology
                    Group, Inc., and Joseph A. Boyle, which is incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form
                    10-Q for the quarter ended June 30, 2002.
       10.10*       Stock Agreement between Affinity Technology Group, Inc., and
                    Wade H. Britt, III, which is incorporated by reference to
                    Exhibit 10.2 of the Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002.
       10.13        Legal Representation Agreement, dated May 27, 2003, between
                    decisioning.com, Inc., and Withrow & Terranova, PLLC, which is incorporated by reference to Exhibit 10.1 of the
                    Quarterly Report on From 10-Q for the quarter ended June 30,
                    2003.
         14         Code of Ethics.
         21         Subsidiaries of Affinity Technology Group, Inc.
        23.1        Consent of Scott McElveen, LLP.
         31         Rule 13a-14(a)/15d-14(a) Certification.
         32         Section 1350 Certification.

* Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K filed in the 4th quarter of 2003:

         On December 15, 2003, the Company filed a current report on Form 8-K to disclose a settlement agreement between the Company and Citibank, N.A.

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

                                   Affinity Technology Group, Inc.

Date:    March 30, 2004            By:      /s/  Joseph A. Boyle
                                           -------------------------------------
                                           Joseph A. Boyle
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signatures                  Title                             Date
    ----------------------------------------------------------------------------


    /s/ Joseph A. Boyle                                           March 30, 2004
    ---------------------------
    Joseph A. Boyle             Chairman, President, Chief
                                 Executive Officer and Chief
                                 Financial Officer and Director
                                 (principal executive and
                                 financial officer)


    /s/ Wade H. Britt, III                                        March 30, 2004
    ---------------------------
    Wade H. Britt, III          Director


    /s/  Robert M. Price, Jr.                                     March 30, 2004
    ---------------------------
    Robert M. Price, Jr.        Director


    /s/  Peter R. Wilson, Ph.D.                                   March 30, 2004
    ---------------------------
    Peter R. Wilson, Ph.D.      Director


    /s/  S. Sean Douglas                                          March 30, 2004
    ---------------------------
    S. Sean Douglas             Executive Vice President
                                and Chief Operating Officer
                                (principal accounting officer)

         1.  Schedule II - Valuation and Qualifying Accounts



            COL. A                COL. B.               COL. C               COL. D         COL. E
-------------------------------------------------------------------------------------------------------
                                                      Additions
                                             ----------------------------
                                Balance at    Charged to    Charged to
                                Beginning of   Costs and   Other Accounts  Deductions-   Balance at End
          Description              Period       Expenses     - Describe      Describe       of Period
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances
 deducted from asset accounts:
Allowance for doubtful
 accounts                        $ 10,601       $7,519           $-          $18,120 (1)          $-
Reserve for inventory
 obsolescence                     984,893      100,379            -        1,085,272 (2)           -

YEAR ENDED DECEMBER 31, 2001
Reserves and allowances
 deducted from asset
 accounts:
Allowance for doubtful
 accounts                          $9,467      $22,909           $-          $21,775 (1)     $10,601
Reserve for inventory
 obsolescence                   1,227,928      865,000            -        1,108,035 (2)     984,893



(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete parts written off.

Exhibit Index

Exhibit Number   Description
--------------------------------------------------------------------------------
    4.3          Convertible Note Purchase Agreement, dated June 3, 2002,
                  between Affinity Technology Group, Inc., and certain investors
    14           Code of Ethics
    21           Subsidiaries of Affinity Technology Group, Inc.
    23.1         Consent of Scott McElveen LLP
    31           Rule 13a-14(a)/15d-14(a) Certifications
    32           Section 1350 Certifications