Form 10-Q
period 2004-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2004-05-17
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004             Commission file number: 0-28152

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

41,864,485 shares of Common Stock, $0.0001 par value, as of May 1, 2004.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                                             PAGE

PART I.  FINANCIAL INFORMATION
 ITEM 1. Financial Statements
  Condensed Consolidated Balance Sheets as of March 31, 2004 and
   December 31, 2003......................................................................     3
  Condensed Consolidated Statements of Operations for the three months ended
   March 31, 2004 and 2003................................................................     4
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2004 and 2003..........................................................     5
  Notes to Condensed Consolidated Financial Statements....................................     6
 ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................    13
 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......................    18
 ITEM 4. Controls and Procedures..........................................................    18
PART II. OTHER INFORMATION
 ITEM 1. Legal Proceedings................................................................    18
 ITEM 2. Changes in Securities and Use of Proceeds........................................    19
 ITEM 6. Exhibits and Reports on Form 8-K.................................................    19
Signature.................................................................................    19

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the failure by the Company to raise additional capital or generate revenues in amounts sufficient to permit it to continue its operations, challenges to the Company's patents, the result of ongoing litigation, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. These and other factors may cause actual results to differ materially from those anticipated.

Part I. Financial Information

Item 1. Financial Statements

                                           Affinity Technology Group, Inc. and Subsidiaries
                                                 Condensed Consolidated Balance Sheets
                                                                                 March 31,
                                                                                   2004                  December 31,
                                                                                (Unaudited)                  2003
                                                                              ---------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                   $    502,084             $     578,398
  Other current assets                                                              51,858                    20,121
                                                                              ---------------------------------------
Total current assets                                                               553,942                   598,519
Property and equipment, net                                                         17,213                    18,336
Other assets                                                                             -                     1,147
                                                                              ---------------------------------------
Total assets                                                                  $    571,155             $     618,002
                                                                              =======================================
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                                            $    102,163             $      76,056
  Accrued expenses                                                                 687,284                   657,836
  Convertible notes                                                                956,336                   756,336
  Current portion of deferred revenue                                               17,647                    17,647
                                                                              ---------------------------------------
Total current liabilities                                                        1,763,430                 1,507,875
Convertible notes                                                                  250,000                   425,000
Deferred revenue                                                                    10,294                    14,706
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 60,000,000 shares,
   issued 44,032,493 shares at March 31, 2004 and December 31, 2003                  4,403                     4,403
  Additional paid-in capital                                                    70,632,210                70,632,210
  Treasury stock, at cost (2,168,008  shares at March 31, 2004 and
   December 31, 2003)                                                           (3,505,287)               (3,505,287)
  Accumulated deficit                                                          (68,583,895)              (68,460,905)
                                                                              ---------------------------------------
Total stockholders' deficiency                                                  (1,452,569)               (1,329,579)
                                                                              ---------------------------------------
Total liabilities and stockholders' deficiency                                $    571,155             $     618,002
                                                                              =======================================

See accompanying notes.

                                           Affinity Technology Group, Inc. and Subsidiaries
                                            Condensed Consolidated Statements of Operations
                                                              (Unaudited)
                                                                                        Three months ended
                                                                                             March 31,
                                                                                  2004                      2003
                                                                             ----------------------------------------
Revenues:
   Patent license revenue                                                    $     254,412             $       4,412
Costs and expenses:
   Cost of revenues                                                                 62,941                       442
   General and administrative expenses                                             291,081                   222,567
                                                                             ----------------------------------------
       Total costs and expenses                                                    354,022                   223,009
                                                                             ----------------------------------------
Operating loss                                                                     (99,610)                 (218,597)
Interest income                                                                        702                       250
Interest expense                                                                   (24,082)                  (17,362)
                                                                             ----------------------------------------
Net loss                                                                     $    (122,990)            $    (235,709)
                                                                             ========================================
Net loss per share - basic and diluted                                       $       (0.00)            $       (0.01)
                                                                             ========================================
Shares used in computing net loss per share                                     41,864,485                41,296,170
                                                                             ========================================

See accompanying notes.

                                           Affinity Technology Group, Inc. and Subsidiaries
                                            Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                                                        Three months ended
                                                                                             March 31,
                                                                                 2004                       2003
                                                                             ----------------------------------------
Operating activities
Net loss                                                                     $    (122,990)            $    (235,709)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                                    2,134                     4,416
    Write-off of organizational costs                                                1,147                         -
    Deferred revenue                                                                (4,412)                   (4,412)
    Other                                                                                -                    25,840
    Changes in current assets and liabilities:
       Accounts receivable                                                               -                     5,666
       Other current assets                                                        (31,736)                   12,671
       Accounts payable and accrued expenses                                        55,555                    51,780
                                                                             ----------------------------------------
Net cash used in operating activities                                             (100,302)                 (139,748)

Investing activities
(Purchases) sales of property and equipment                                         (1,012)                   22,160
                                                                             ----------------------------------------
Net cash (used in) provided by investing activities                                 (1,012)                   22,160

Financing activities
Proceeds from convertible notes                                                     25,000                   200,000
                                                                             ----------------------------------------
Net cash provided by financing activities                                           25,000                   200,000

Net (decrease) increase in cash                                                    (76,314)                   82,412
Cash and cash equivalents at beginning of period                                   578,398                   156,780
                                                                             ----------------------------------------
Cash and cash equivalents at end of period                                   $     502,084             $     239,192
                                                                             ========================================

Supplemental cash flow information:
   Income taxes paid                                                         $           -             $           -
                                                                             ========================================
   Interest paid                                                             $           -             $           -
                                                                             ========================================

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.   The Company - Going Concern

     Affinity Technology Group, Inc., a Delaware corporation (the "Company"), was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans to engage in further sales or other activities related to its products or services, other than to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

     In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In August 2000, the U.S. Patent and Trademark Office (the "PTO") issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the PTO due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004, the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent.

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within 90 days from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004 the Delaware Federal Court granted the Company's motion. As discussed previously, Ameritrade and Federated have jointly filed a reexamination request with the PTO relating to the Company's U. S. Patent No. 6,105,007. It is possible the Company will request the Columbia Federal Court to stay the Household action pending the PTO's decision to grant Ameritrade's and Federated's request for reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2004, the Company had cash and cash equivalents of $502,084. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

     As of March 31, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. On June 2, 2004, principal and accrued interest of $756,336 and $121,014, respectively, are due. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the convertible notes, principal and accrued interest will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. The Company's convertible notes are further discussed in Note 6.

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


2.   Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003.

     In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 7).

     Certain amounts in 2003 have been reclassified to conform to 2004 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.   New Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial position or operating results of the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in some circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial position or operating results of the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No.51 - Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 applied immediately to variable interest entities created or obtained after January 31, 2003, and applied to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a significant impact on the Company's financial position or results of operations.

     In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 was effective for fiscal years ending after December 15, 2003. The adoption of the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

     In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. Management has not determined the impact adoption of this Statement, if approved, will have on the Company's financial position or results of operations.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                                     Three Months Ended March 31,
                                                                    2004                   2003
                                                                ------------           ------------
          Net loss:
          As reported                                           $  (122,990)           $  (235,709)
          Add:  stock-based compensation expense
              included in reported net income                             -                      -
          Deduct: stock-based compensation expense
              determined under the fair value based
              method for all awards                                  (9,057)               (15,792)
                                                                ------------           ------------
          Pro forma net loss                                    $  (132,047)           $  (251,501)
                                                                ============           ============

          Net loss per common share:
              As reported:
                Basic and diluted                               $     (0.00)           $     (0.01)
              Pro forma:
                Basic and diluted                               $     (0.00)           $     (0.01)

     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Compensation expense is recognized on a straight-line basis over the vesting period of each option installment. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions: expected volatility, 85% to 142%; risk free rate of return, 1.99% to 6.60%; dividend yield, 0%; and expected option life, 3 years.

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

5.   Net Loss Per Share of Common Stock

     Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with the SFAS No. 128, "Earnings Per Share." Stock warrants and stock options were not included in the calculation of diluted loss per share because the Company has experienced operating losses in all periods presented and, therefore, the effect would be anti-dilutive.

6.   Convertible Notes

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously acquired by AMRO. The notes issued in 2002 also include a note in the principal amount of $125,000 issued to the Company's Chairman and Chief Executive Officer. The notes bear interest at 8% and principal and accrued interest are due in June 2004. In 2003 and the first quarter of 2004, the Company issued additional convertible notes in the aggregate amount of $425,000 and $25,000, respectively. Such notes also bear interest at 8% and mature at various dates in 2005 and 2006. Included in the aggregate $425,000 of convertible notes issued by the Company in 2003 is a $100,000 convertible note issued to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock. All notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

     In October 2003, AMRO converted $74,000 principal and $7,959 accrued interest related to its $205,336 convertible note into 409,796 shares of the Company's common stock.

     The maturities of the principal of the Company's 8% convertible notes are as follows:

                                                March 31,      December 31,
           Maturity Date                          2004             2003
           ---------------------------         ----------------------------
           June 2004                           $  756,336       $  756,336
           March 2005                             200,000          200,000
           August 2005                             25,000           25,000
           November 2005                          150,000          150,000
           December 2005                           50,000           50,000
           January 2006                            25,000                -
                                               -----------      -----------
                                                1,206,336        1,181,336
           Less: current portion                 (956,336)        (756,336)
                                               -----------      -----------
           Long -term portion                  $  250,000       $  425,000
                                               ===========      ===========

7.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.   Commitments and Contingencies

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

     The Company is involved in three other lawsuits related to infringement by third parties of its patents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the failure by the Company to raise additional capital or generate revenues in amounts sufficient to permit it to continue its operations, challenges to the Company's patents, the result of ongoing litigation, unanticipated costs and expenses affecting the Company's cash position and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. These and other factors may cause actual results to differ materially from those anticipated.

Overview

     Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM(R)), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

     In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In August 2000, the U.S. Patent and Trademark Office (the "PTO") issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the PTO due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004, the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company intends to contest the PTO's rejection and to continue to prosecute the reexamination of this patent.

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, if the PTO grants the reexamination request, it is likely such decision will have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004 the Delaware Federal Court granted the Company's motion. As discussed previously, Ameritrade and Federated have jointly filed a reexamination request with the PTO relating to the Company's U. S. Patent No. 6,105,007. It is possible the Company will request the Columbia Federal Court to stay the Household action pending the PTO's decision to grant Ameritrade's and Federated's request for reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2004, the Company had cash and cash equivalents of $502,084. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

     As of March 31, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. The maturity dates for the notes outstanding as of March 31, 2004 is as follows:

                                       Accrued Interest      Total Principal and
Maturity Date          Principal         at Maturity           Accrued Interest
-------------          ---------       ----------------      -------------------

June 2, 2004           $756,336             $121,014               $877,350
March 13, 2005          200,000               32,000                232,000
August 28, 2005          25,000                4,000                 29,000
November 3, 2005        100,000               16,000                116,000
November 12, 2005        50,000                8,000                 58,000
December 18, 2005        50,000                8,000                 58,000
January 8, 2006          25,000                4,000                 29,000

     The notes bear interest at 8% and are collateralized by the stock of the Company's wholly owned subsidiary, decisioning.com, Inc. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The outstanding notes include a note in the current principal amount of $131,336 issued to AMRO International, S.A. ("AMRO"). In June 2002, the Company issued to AMRO a convertible note in the principal amount of $205,336 in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued by the Company to AMRO. In October 2003, AMRO converted $74,000 of principal and $7,959 of accrued interest related to its convertible note into 409,796 shares of the Company's common stock. The outstanding notes also include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chairman and Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The Company's ability to continue operations for the remainder of 2004 is subject to its ability to extend the maturity date of all or substantially all of the notes that are due in June 2004. The Company intends to initiate discussions with certain holders of the notes that are due in June 2004 to extend the maturity date of these notes. However, no assurances can be given that the Company will be able to extend the maturity date of these notes. Under the terms of the notes, principal and accrued interest under all of the notes will become immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company. If the Company is not able to extend the maturity date of substantially all of these notes that are due in June 2004, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of March 31, 2004 and December 31, 2003, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     General. The Company recognized revenues of $254,412 associated with its patent licensing activities for the three months ended March 31, 2004. The Company has exited all of its previous business activities and is exclusively pursuing opportunities to license its patents.

     Patent license revenue. The Company recognized $254,412 associated with its patent licensing activities for the three months ended March 31, 2004. Of the total amount recognized, $250,000 was related to a settlement agreement with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet. During the three-month periods ended March 31, 2004 and 2003, the Company also recognized $4,412 related to a three-year license agreement entered into in 2002.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2004 was $62,941, compared to $442 for the corresponding period in 2003. Cost of revenues consists of commissions paid to the Company's patent licensing representatives. The increase in cost of revenues during the three months ended March 31, 2004 compared to the same period in 2003 is attributable to a settlement agreement entered into in the first quarter of 2004 for which commissions of $62,500 were paid to the Company's patent licensing representatives.

     General and Administrative Expenses. General and administrative expenses totaled $291,081 for the three months ended March 31, 2004, as compared to $222,567 for the corresponding period in 2003. The increase for the three months ended March 31, 2004, as compared to the corresponding period of 2003 is primarily attributable to legal expenses incurred by the Company in connection with the Temple Ligon trial. The Company has incurred approximately $125,000 of expenses associated with this trial during the quarter.

     Interest expense. Interest expense for the three months ended March 31, 2004, was $24,082, compared to $17,362 for the corresponding period in 2003. Interest expense is related to the Company's convertible notes which accrue interest at 8%. The increase in interest expense during the three month period ended March 31, 2004 compared to the corresponding period in 2003 is due to the issuance of additional notes in 2003. Convertible note principal outstanding at March 31, 2004, December 31, 2003, and March 31, 2003 totaled $1,206,336,
$1,181,336, and $1,030,336, respectively.

Liquidity and Capital Resources

     The Company has generated net losses of $68,583,895 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2004, the Company had cash and cash equivalents of $502,084. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses through the remainder of 2004. However, the Company's ability to continue its operations for the remainder of 2004 is contingent upon the final outcome of the Company's litigation with Temple Ligon, which is discussed below, and the ability of the Company to extend the maturity date of all or substantially all of its convertible notes that are due in June 2004. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation or is unable to extend the maturity date of all or substantially all of the convertible notes that are due in June 2004, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

     As of March 31, 2004, the Company had outstanding $1,206,336 in aggregate principal amount of convertible secured notes (the "notes"). Under the terms of these notes, principal and accrued interest is due and payable on the second anniversary of the date on which the notes were issued. The maturity dates for the notes outstanding as of March 31, 2004 is as follows:

                                       Accrued Interest      Total Principal and
Maturity Date          Principal         at Maturity           Accrued Interest
-------------          ---------       ----------------      -------------------

June 2, 2004            $756,336            $121,014               $877,350
March 13, 2005           200,000              32,000                232,000
August 28, 2005           25,000               4,000                 29,000
November 3, 2005         100,000              16,000                116,000
November 12, 2005         50,000               8,000                 58,000
December 18, 2005         50,000               8,000                 58,000
January 8, 2006           25,000               4,000                 29,000

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

     Net cash used during the three months ended March 31, 2004, to fund operations was approximately $100,000, compared to approximately $140,000 used by operations for the same period in 2003. At March 31, 2004 cash and liquid investments were $502,084, as compared to $578,398 at December 31, 2003. At March 31, 2004 working capital was a deficit of $1,209,488 as compared to a deficit of $909,356 at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4. Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

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

     In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc., alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina ("the Columbia Federal Court"), and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U.S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending the PTO's determination as to whether it will grant the reexamination request. The procedural rules of the PTO require the PTO to make a determination as to whether it will initiate a reexamination within three months from the date it receives the request. If the PTO grants the reexamination request, it is likely that it will take an extended period of time to complete the reexamination proceedings, and it is likely that the pending lawsuits against Federated and Ameritrade will be stayed until the reexamination proceedings are completed.

     In November 2003, Household International, Inc. filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004 the Delaware Federal Court granted the Company's motion. As discussed previously, Ameritrade and Federated have jointly filed a reexamination request with the PTO relating to the Company's U. S. Patent No. 6,105,007. It is possible the company will request the Columbia Federal Court to stay the Household action pending the PTO's decision to grant Ameritrade's and Federated's request for reexamination of U. S. Patent No. 6,105,007.

Item 2. Changes in Securities and Use of Proceeds

          On January 9, 2004, the Company issued $25,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number  Description

    3.1         Certificate of Incorporation of Affinity Technology Group, Inc.,
                which is hereby incorporated by reference to Exhibit 3.1 to the
                Registration Statement on Form S-1 of Affinity Technology Group,
                Inc. (File No. 333-1170).
    3.2         Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration
                Statement on Form S-1 of Affinity Technology Group, Inc.
                (File No. 333-1170).
     31         Rule 13a-14(a) 15d-14(a) Certifications
     32         Section 1350 Certifications

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

Date:  May 17, 2004