Form 10-Q
period 2004-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2004-08-16
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2004
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

41,914,485 shares of Common Stock, $0.0001 par value, as of July 1, 2004

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2004 and
             December 31, 2003...............................................3
         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003.....................4
         Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2004 and 2003.............................5
         Notes to Condensed Consolidated Financial Statements................6
     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................12
     ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.......16
     ITEM 4. Controls and Procedures.........................................17
PART II. OTHER INFORMATION
     ITEM 1. Legal Proceedings...............................................17
     ITEM 2. Changes in Securities and Use of Proceeds.......................18
     ITEM 3. Defaults Upon Senior Securities.................................18
     ITEM 4. Submission of Matters to a Vote of Security Holders.............19
     ITEM 6. Exhibits and Reports on Form 8-K................................19
Signature....................................................................19


     Statements in this report (including the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Actual results may vary due to risks and uncertainties, including the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the failure by the Company to raise additional capital or generate revenues in amounts sufficient to permit it to continue its operations; the result of ongoing and future challenges to the Company's patents; the result of ongoing litigation; unanticipated costs and expenses affecting the Company's cash position and other factors discussed in this report. These and other factors may cause actual results to differ materially from those anticipated.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                           June 30,
                                                                             2004               December 31,
                                                                          (Unaudited)               2003
                                                                 -------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                $ 298,257              $ 578,398
  Other current assets                                                        53,114                 20,121
                                                                 -------------------------------------------
Total current assets                                                         351,371                598,519
  Property and equipment, net                                                 15,161                 18,336
  Other assets                                                                     -                  1,147
                                                                 -------------------------------------------
Total assets                                                               $ 366,532              $ 618,002
                                                                 ===========================================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                                          $ 43,220               $ 76,056
  Accrued expenses                                                           728,090                657,836
  Convertible notes                                                        1,206,336                756,336
  Current portion of deferred revenue                                         17,647                 17,647
                                                                 -------------------------------------------
Total current liabilities                                                  1,995,293              1,507,875
Convertible notes                                                                  -                425,000
Deferred revenue                                                               5,883                 14,706
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 60,000,000
     shares, issued 44,082,493 and 44,032,493 shares at
     June 30, 2004 and December 31, 2003, respectively                         4,408                  4,403
  Additional paid-in capital                                              70,635,705             70,632,210
  Treasury Stock, at cost (2,168,008 shares at June 30, 2004
     and December 31, 2003)                                               (3,505,287)            (3,505,287)
  Accumulated deficit                                                    (68,769,470)           (68,460,905)
                                                                 -------------------------------------------
Total stockholders' deficiency                                            (1,634,644)            (1,329,579)
                                                                 -------------------------------------------
Total liabilities and stockholders' deficiency                             $ 366,532              $ 618,002
                                                                 ===========================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                           Three months ended                      Six months ended
                                                               June 30,                                June 30,
                                                         2004             2003                   2004             2003
                                                   -----------------------------------     ----------------------------------
Revenues:
    Patent license revenue                                  $ 4,412           $ 4,412             $ 258,824          $ 8,824
Costs and expenses:
    Cost of revenues                                            441               440                63,382              882
    General and administrative expenses                     165,912           181,099               456,993          403,666
                                                   -----------------------------------     ----------------------------------
       Total cost and expenses                              166,353           181,539               520,375          404,548
                                                   -----------------------------------     ----------------------------------
Operating loss                                             (161,941)         (177,127)             (261,551)        (395,724)
Interest income                                                 493               248                 1,195              498
Interest expense                                            (24,127)          (20,607)              (48,209)         (37,969)
                                                   -----------------------------------     ----------------------------------
Net loss                                                 $ (185,575)       $ (197,486)           $ (308,565)      $ (433,195)
                                                   ===================================     ==================================
Net loss per share - basic and diluted:                     $ (0.00)          $ (0.00)              $ (0.01)         $ (0.01)
                                                   ===================================     ==================================
Shares used in computing net loss per share              41,871,628        41,454,689            41,868,056       41,379,624
                                                   ===================================     ==================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             2004                   2003
                                                                   -------------------------------------------
Operating activities
Net loss                                                                 $ (308,565)           $ (433,195)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                             4,187                 8,609
    Writedown of organizational cocsts                                        1,147                     -
    Deferred revenue                                                         (8,823)               (8,824)
    Other                                                                     3,500                19,430
    Changes in current assets and liabilities:
       Accounts receivable                                                        -                 5,666
       Other current assets                                                 (32,993)               12,997
       Accounts payable and accrued expenses                                 37,418                67,740
                                                                   -------------------------------------------
Net cash used in operating activities                                      (304,129)             (327,577)

Investing activities
(Purchases) sale of property and equipment, net                              (1,012)               37,770
                                                                   -------------------------------------------
Net cash (used in) provided by investing activities                          (1,012)               37,770

Financing activities
Proceeds from convertible notes                                              25,000               200,000
                                                                   -------------------------------------------
Net cash provided by financing activities                                    25,000               200,000
                                                                   -------------------------------------------
Net decrease in cash                                                       (280,141)              (89,807)
Cash and cash equivalents at beginning of period                            578,398               156,780
                                                                   -------------------------------------------
Cash and cash equivalents at end of period                                $ 298,257              $ 66,973
                                                                   ===========================================


Supplemental cash flow information:
    Income taxes paid                                                           $ -                   $ -
                                                                   ===========================================
    Interest paid                                                               $ -                   $ -
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

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the PTO's grant of Federated's and Ameritrade's request for reexamination of U.
S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal

Court to transfer the case to the Columbia Federal Court. In April 2004 the Delaware Federal Court granted the Company's motion to transfer the case to the Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has initiated discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2004, the Company had cash and cash equivalents of $298,257. The Company believes that its existing cash resources are sufficient to fund its expected cash ordinary course operating expenses through the remainder of 2004. However, unexpected expenses or cash requirements, such as if the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation which is discussed in more detail in Note 8, may exhaust the Company's remaining cash resources prior to the end of 2004. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed in the following paragraph. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     As of June 30, 2004, the Company had outstanding $1,365,050 in aggregated principal and accrued interest under its notes. The amounts outstanding as of June 30, 2004 include $881,767 in principal and accrued interest outstanding under notes that became due and payable on June 2, 2004. The Company has not been successful in extending the maturity date of the notes that became due and payable on June 2, 2004. As a result, and as discussed in more detail in Note 6, all notes have become due and payable in full.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the pending reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is likely that the Company will be required to raise additional capital. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U.
S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

     Certain amounts in 2003 have been reclassified to conform to 2004 presentation for comparability. These reclassifications have no effect on previously reported stockholders' deficiency or net loss.

3.   New Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative account No. and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have any effect on the Company's financial position, results of operations or cash flow.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in some circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial position or operating results of the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting
Research Bulletin No. 51 "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 applied immediately to variable interest entities created or obtained after January 31, 2003, and applied to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a significant impact on the Company's financial position or results of operations.

     In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of SFAS 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. Management has not determined the impact adoption of this Statement, if approved, will have on the Company's financial position or results of operations.

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

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed as follows:

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                          2004            2003               2004            2003
                                                   --------------------------------   --------------------------------
   Net loss:
   As reported                                        $ (185,575)    $ (197,486)         $ (308,565)     $ (433,195)
   Add: stock-based compensation expense
       included in reported net income                         -              -                   -               -
   Deduct: stock-based compensation expense
       determined under the fair value based
       method for all awards                              (5,277)        (9,698)            (14,334)        (25,490)
                                                   -------------------------------    --------------------------------
   Pro forma net loss                                 $ (190,852)    $ (207,184)         $ (322,899)     $ (458,685)
                                                   ===============================    ================================

   Net loss per common share:
       As reported:
           Basic and diluted                             $ (0.00)       $ (0.00)            $ (0.01)        $ (0.01)
       Pro forma:
           Basic and diluted                             $ (0.00)       $ (0.00)            $ (0.01)        $ (0.01)

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

6.   Convertible Notes

     In 2002, 2003, and the first quarter of 2004, the Company issued convertible secured notes (the "notes") to certain investors as part of its efforts to raise additional capital. These notes include a note in the principal amount of $125,000 issued to the Company's Chairman, President and Chief
Executive Officer and a note in the principal amount of $100,000 issued to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock. As of June 30, 2004, and December 31, 2003, the principal and accrued interest outstanding under all notes was $1,365,050 and $1,291,841, respectively.

     These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2004.

     The Company intends to continue discussions with the holders of the notes that were due on June 2, 2004, to have them extend the maturity date of these notes. However, no assurances can be given that the Company will be successful in extending the maturity date of these notes. If the holder of any note takes action to collect the amounts owed by the Company under the note, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

7.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.   Commitments and Contingencies

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. It is possible that the plaintiff may contest or appeal the trial judge's ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     The Company is involved in three other lawsuits related to infringement by third parties of its patents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Actual results may vary due to risks and uncertainties, including the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the failure by the Company to raise additional capital or generate revenues in amounts sufficient to permit it to continue its operations; the result of ongoing and future challenges to the Company's patents; the result of ongoing litigation; unanticipated costs and expenses affecting the Company's cash position and other factors discussed in this report. These and other factors may cause actual results to differ materially from those anticipated.

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

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the PTO's grant of Federated's and Ameritrade's request for reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has initiated discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2004, the Company had cash and cash equivalents of $298,257. The Company believes that its existing cash resources are sufficient to fund its expected cash ordinary course operating expenses through the remainder of 2004. However, unexpected expenses or cash requirements, such as if the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation which is discussed in more detail below, may exhaust the Company's remaining cash resources prior to the end of 2004. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued convertible secured notes (the "notes") to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2004. As of June 30, 2004, and December 31, 2003, the principal and accrued interest outstanding under all of the notes was $1,365,050 and $1,291,841, respectively.

     The Company intends to continue discussions with the holders of the notes that were due on June 2, 2004, to have them extend the maturity date of these notes. However, no assurances can be given that the Company will be successful in extending the maturity date of these notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the pending reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is likely that the Company will be required to raise additional capital. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed in the preceding paragraph will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. It is possible that the plaintiff may contest or appeal the trial judge's ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of June 30, 2004 and December 31, 2003, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     Patent license revenue. The Company recognized patent licensing revenues of $4,412 and $258,824 for the three and six month periods ended June 30, 2004, respectively, compared to $4,412 and $8,824 recognized in the corresponding periods in 2003. During the three and six month periods ended June 30, 2004, and June 30, 2003, the Company recognized $4,412 and $8,824, respectively, related to a three-year license agreement entered into in 2002. Of the total amount recognized during the six-month period ended June 30, 2004, $250,000 was related to a settlement agreement entered into in January 2004 with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet. These revenues are not recurring.

Costs and Expenses

     Cost of revenues. Cost of revenues for the three and six month periods ended June 30, 2004 was $441 and $63,382, respectively, compared to $440 and $882 for the corresponding periods in 2003. Cost of revenues consists of commissions paid to the Company's patent licensing representatives. The increase in cost of revenues during the six months ended June 30, 2004 compared to the corresponding period in 2003 is attributable to a settlement agreement entered into in the first quarter of 2004 for which commissions of $62,500 were paid to the Company's patent licensing representatives.

     General and administrative expenses. General and administrative expenses totaled $165,912 and $456,993 for the three and six month periods ended June 30, 2004, respectively, compared to $181,099 and $403,666 in the corresponding periods in 2003. The decrease of $15,187 for the three month period ended June 30, 2004, compared to the same period in 2003 was primarily attributable to a continued expense control measures taken by the Company. The increase of $53,327 for the six month period ended June 30, 2004, compared to the same period in 2003 was primarily attributable to legal fees and related expenses incurred in conjunction with the Temple Ligon trial and the Company's patent infringement litigation.

     Interest expense. Interest expense for the three and six month periods ended June 30, 2004, was $24,127 and $48,209, respectively, compared to $20,607 and $37,969 for the corresponding periods in 2003. Interest expense is related to the Company's convertible notes which accrue interest at 8%. The increase in interest expense during the three month periods ended June 30, 2004 compared to the corresponding period in 2003 is primarily due to the issuance of additional notes in late 2003 and the first quarter of 2004. Convertible note principal outstanding at June 30, 2004, December 31, 2003, and June 30, 2003 totaled $1,206,336, $1,181,336, and $1,030,336, respectively.

Liquidity and Capital Resources

     The Company has generated net losses of $68,769,470 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     Net cash used during the six months ended June 30, 2004, to fund operations was $304,129, compared to $327,577 used for operations for the same period in 2003. At June 30, 2004 cash and liquid investments were $298,257, as compared to $578,398 at December 31, 2003. At June 30, 2004 working capital was a deficit of $1,643,922, as compared to a deficit of $909,356 at December 31, 2003.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2004, the Company had cash and cash equivalents of $298,257. The Company believes that its existing cash resources are sufficient to fund its expected cash ordinary course operating expenses through the remainder of 2004. However, unexpected expenses or cash requirements, such as if the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation which is discussed in more detail below, may exhaust the Company's remaining cash resources prior to the end of 2004. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued convertible secured notes (the "notes") to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2004. As of June 30, 2004, and December 31, 2003, the principal and accrued interest outstanding under all of the notes was $1,365,050 and $1,291,841, respectively.

     The Company intends to continue discussions with the holders of the notes that were due on June 2, 2004, to have them extend the maturity date of these notes. However, no assurances can be given that the Company will be successful in extending the maturity date of these notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the pending reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is likely that the Company will be required to raise additional capital. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U.
S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. It is possible that the plaintiff may contest or appeal the trial judge's ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 5 is not applicable.

Item 1.  Legal Proceedings

     The Company and its founder, Jeff Norris, have been defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. It is possible that the plaintiff may contest or appeal the trial judge's ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries ("Federated") alleging that
Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. ("Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004 the Delaware Federal Court granted the Company's motion to transfer the case to the Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to
U. S. Patent No. 6,105,007. The Company has initiated discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007.

Item 2.  Changes in Securities and Use of Proceeds

              On June 17, 2004, the Company issued 50,000 shares of its common stock to an individual in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued in consideration of the individual's efforts in introducing the Company to investors who acquired portions of the Company's convertible notes in September 2003, November 2003, December 2003, and January 2004.

Item 3.  Defaults Upon Senior Securities.

              In 2002, 2003 and the first quarter of 2004, the Company issued convertible secured notes (the "notes") to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

              On June 2, 2004, notes issued on June 3, 2002 with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2004. As of June 30, 2004 and August 16, 2004 (the date on which this report was filed with the Securities and Exchange Commission), the aggregate amount of principal and accrued interest outstanding under these notes was $1,365,050 and $1,377,382, respectively.

              The Company intends to continue discussions with the holders of the notes that were due on June 2, 2004 to have them extend the maturity date of these notes. However, no assurances can be given that the Company will be successful in extending the maturity date of these notes. If a holder of any of the notes takes action to collect the amounts owed by the Company under the note, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Item 4.  Submission of Matters to a Vote of Security Holders

     The 2004 Annual Meeting of Stockholders of Affinity Technology Group, Inc., was held on May 27, 2004, (the "Annual Meeting"). At the Annual Meeting, Joseph
A. Boyle, Wade H. Britt III, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company. The selection of Scott McElveen LLP as independent auditors for the year ending December 31, 2004, was also ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:

Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
Joseph A. Boyle                                 40,051,710                   352,495                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Wade H. Britt III                               39,755,510                   648,695                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Robert M. Price                                 39,765,610                   638,595                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Peter R. Wilson                                 40,067,410                   336,795                         -
---------------------------------------- -------------------------- ------------------------- ------------------------


Ratification of the selection of Scott McElveen LLP
----------------------------------------------------------------------------------------------------------------------
Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
        40,009,540                                 140,470                   254,195                         -
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

Date:  August 16, 2004