Form 10-Q
period 2004-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2004-11-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004         Commission file number: 0-28152

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

42,062,902 shares of Common Stock, $0.0001 par value, as of November 1, 2004.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2004
             and December 31, 2003...........................................  3
         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003...................  4
         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003........................  5
         Notes to Condensed Consolidated Financial Statements................  6
     ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12
     ITEM 3. Quantitative and Qualitative Disclosure About Market Risk....... 17
     ITEM 4. Controls and Procedures......................................... 17
PART II. OTHER INFORMATION
     ITEM 1. Legal Proceedings............................................... 17
     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 18
     ITEM 3. Defaults Upon Senior Securities................................. 18
     ITEM 6. Exhibits........................................................ 19
Signature.................................................................... 19



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

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                         September 30,
                                                                              2004              December 31,
                                                                           (Unaudited)              2003
                                                                  -----------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                 $ 177,118             $ 578,398
  Prepaid expenses                                                             57,420                20,121
                                                                  -----------------------------------------------
Total current assets                                                          234,538               598,519
  Property and equipment, net                                                  13,136                18,336
  Other assets                                                                      -                 1,147
                                                                  -----------------------------------------------
Total assets                                                                $ 247,674             $ 618,002
                                                                  ===============================================

Liabilities and stockholder's deficiency
Current liabilities:
  Accounts payable                                                           $ 22,874              $ 76,056
  Accrued expenses                                                            391,639               657,836
  Convertible notes                                                         1,206,336               756,336
  Current portion of deferred revenue                                          17,647                17,647
                                                                  -----------------------------------------------
Total current liabilities                                                   1,638,496             1,507,875
Convertible notes                                                                   -               425,000
Deferred revenue                                                                1,471                14,706
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued 44,082,493 and 44,032,493 shares at
     September 30, 2004 and December 31, 2003, respectively                     4,408                 4,403
  Additional paid-in capital                                               70,635,705            70,632,210
  Treasury Stock, at cost (2,168,008 shares at September
      30, 2004 and December 31, 2003)                                      (3,505,287)           (3,505,287)
  Accumulated deficit                                                     (68,527,119)          (68,460,905)
                                                                  -----------------------------------------------
Total stockholders' deficiency                                             (1,392,293)           (1,329,579)
                                                                  -----------------------------------------------
Total liabilities and stockholder's deficiency                              $ 247,674             $ 618,002
                                                                  ===============================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three months ended                      Nine months ended
                                                             September 30,                           September 30,
                                                         2004             2003                   2004             2003
                                               -----------------------------------     ----------------------------------
Revenues:
    Patent license revenue                              $ 4,411           $ 4,411             $ 263,235         $ 13,235
    Other income                                         18,600                 -                18,600                -
                                               -----------------------------------     ----------------------------------
       Total revenue                                     23,011             4,411               281,835           13,235
Costs and expenses:
    Cost of revenues                                        442               442                63,824            1,324
    General and administrative expenses                 142,685           140,020               599,678          543,686
                                               -----------------------------------     ----------------------------------
       Total cost and expenses                          143,127           140,462               663,502          545,010
                                               -----------------------------------     ----------------------------------
Operating loss                                         (120,116)         (136,051)             (381,667)        (531,775)
Interest income                                             445                32                 1,640              530
Interest expense                                        (24,126)          (20,768)              (72,335)         (58,737)
Litigation accrual reversal                             386,148                 -               386,148                -
                                               -----------------------------------     ----------------------------------
Net income (loss)                                     $ 242,351        $ (156,787)            $ (66,214)      $ (589,982)
                                               ===================================     ==================================

Net income (loss) per share -
     basic and diluted:                                  $ 0.01           $ (0.00)              $ (0.00)         $ (0.01)
                                               ===================================     ==================================

Shares used in computing net
     income (loss) per share                         41,914,485        41,454,689            41,883,646       41,404,921
                                               ===================================     ==================================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                             2004                   2003
                                                                   -------------------------------------------
Operating activities
Net loss                                                                  $ (66,214)           $ (589,982)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                             6,213                12,381
    Writedown of organizational costs                                         1,147                     -
    Deferred revenue                                                        (13,235)              (13,235)
    Litigation accrual reversal                                            (386,148)                    -
    Other                                                                   (15,100)               17,385
    Changes in current assets and liabilities:
       Accounts receivable                                                        -                 5,666
       Other current assets                                                 (37,300)               18,663
       Accounts payable and accrued expenses                                 66,769               137,899
                                                                   -------------------------------------------
Net cash used in operating activities                                      (443,868)             (411,223)

Investing activities
Sale of property and equipment, net                                          17,588                39,815
                                                                   -------------------------------------------
Net cash provided by investing activities                                    17,588                39,815

Financing activities
Proceeds from convertible notes                                              25,000               225,000
                                                                   -------------------------------------------
Net cash provided by financing activities                                    25,000               225,000
                                                                   -------------------------------------------

Net decrease in cash                                                       (401,280)             (146,408)
Cash and cash equivalents at beginning of period                            578,398               156,780
                                                                   -------------------------------------------
Cash and cash equivalents at end of period                                $ 177,118              $ 10,372
                                                                   ===========================================


Supplemental cash flow information:
    Income taxes paid                                                           $ -                   $ -
                                                                   ===========================================
    Interest paid                                                               $ -                   $ -
                                                                   ===========================================


See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1.   The Company -- Going Concern

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

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the PTO due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004, the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company is contesting the PTO's rejection and will continue to prosecute the reexamination of this patent.

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

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2004, the Company had cash and cash equivalents of $177,118. The Company believes that its existing cash resources are sufficient to fund its expected ordinary course cash operating expenses through the remainder of 2004. However, unexpected expenses or cash requirements, such as if the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation which is discussed in more detail in Note 8, may exhaust the Company's remaining cash resources prior to the end of 2004. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed in the following paragraph. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     As of September 30, 2004, the Company had outstanding $1,389,177 in aggregated principal and accrued interest under its notes. The amounts outstanding as of September 30, 2004 include $896,894 in principal and accrued interest outstanding under notes that became due and payable on June 2, 2004. The Company has not been successful in extending the maturity date of the notes that became due and payable on June 2, 2004. As a result, and as discussed in more detail in Note 6, all notes have become due and payable in full.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the pending reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is likely that the Company will be required to raise additional capital. The uncertainties of these litigation matters, the reexamination of U. S. Patent Nos. 5,940,811 and 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent Nos. 5,940,811 and 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

3.   New Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have any effect on the Company's financial position, results of operations or cash flow.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123" as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148")), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed as follows:

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                         2004            2003              2004            2003
                                                 --------------------------------  -------------------------------
Net loss:
As reported                                            $ 242,351      $ (156,787)        $ (66,214)    $ (589,982)
Add: stock-based compensation expense
    included in reported net income                            -               -                 -              -
Deduct: stock-based compensation expense
    determined under the fair value based
    method for all awards                                 (4,402)        (11,696)          (18,736)       (37,186)
                                                 --------------------------------  -------------------------------
Pro forma net loss                                     $ 237,949      $ (168,483)        $ (84,950)    $ (627,168)
                                                 ================================  ===============================

Net loss per common share:
    As reported:
        Basic and diluted                                 $ 0.01         $ (0.00)          $ (0.00)       $ (0.01)
    Pro forma:
        Basic and diluted                                 $ 0.01         $ (0.00)          $ (0.00)       $ (0.02)

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

5.   Net Loss Per Share of Common Stock

     Net loss per share of Common Stock amounts presented on the face of the consolidated statements of operations have been computed based on the weighted average number of shares of Common Stock outstanding in accordance with the SFAS No. 128, "Earnings Per Share." Stock warrants and stock options were not included in the calculation of diluted earnings or loss per share because the Company has either experienced an operating loss in the period presented and, therefore, the effect would be anti-dilutive or the exercise price of the potentially dilutive security is greater than the average share price during the period presented.

6.   Convertible Notes

     In 2002, 2003, and the first quarter of 2004, the Company issued convertible secured notes (the "notes") to certain investors as part of its efforts to raise additional capital. These notes include a note in the principal amount of $125,000 issued to the Company's Chairman, President and Chief
Executive Officer and a note in the principal amount of $100,000 issued to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock. As of September 30, 2004, and December 31, 2003, the principal and accrued interest outstanding under all notes was $1,389,177 and $1,291,841, respectively.

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

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2004. If the holder of any note takes action to collect the amounts owed by the Company under the note, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     On October 6, 2004 AMRO International, S. A. converted $29,683 in principal and accrued interest outstanding under its note into an aggregate of 148,417 shares of common stock. Such conversion reduced AMRO's outstanding principal and accrued interest under its note to $106,336 and $19,944, respectively. AMRO acquired its note on June 2, 2002 in satisfaction of a convertible debenture it acquired in November of 2000.

7.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.   Commitments and Contingencies

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

     The Company is involved in three other lawsuits related to infringement by third parties of its patents.

9.   Subsequent Events

     In October 2004, AMRO International, S.A. converted $25,000 principal amount and accrued interest of $4,683 under its secured convertible note into an aggregate of 148,417 shares of the Company's common stock. Such conversion reduced the principal of the convertible secured note issued to AMRO to $106,336.

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

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the PTO due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. The reexamination of the Company's other loan processing patent (U. S. Patent No. 5,940,811) is still ongoing. In March 2004, the Company received notification from the PTO that it had rejected the claims of U.S. Patent No. 5,940,811. The Company is contesting the PTO's rejection and will continue to prosecute the reexamination of this patent.

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

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2004, the Company had cash and cash equivalents of $177,118. The Company believes that its existing cash resources are sufficient to fund its expected ordinary course cash operating expenses through the remainder of 2004. However, unexpected expenses or cash requirements, such as if the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation which is discussed in more detail below, may exhaust the Company's remaining cash resources prior to the end of 2004. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2004. As of September 30, 2004, and December 31, 2003, the principal and accrued interest outstanding under all of the notes was $1,389,177 and $1,291,841, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the pending reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is likely that the Company will be required to raise additional capital. The uncertainties of these litigation matters, the reexamination of U. S. Patent Nos. 5,940,811 and 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent Nos. 5,940,811 and 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of September 30, 2004 and December 31, 2003, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     Patent license revenue. The Company recognized patent licensing revenues of $4,411 and $263,235 for the three and nine month periods ended September 30, 2004, respectively, compared to $4,411 and $13,235 recognized in the corresponding periods in 2003. During the three and nine month periods ended September 30, 2004, and September 30, 2003, the Company recognized $4,411 and $13,235, respectively, related to a three-year license agreement entered into in 2002. Of the total amount recognized during the nine-month period ended September 30, 2004, $250,000 was related to a settlement agreement entered into in January 2004 with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet. These revenues are not recurring.

     Other income. Other income consists of sales proceeds related to the liquidation of miscellaneous property and equipment items. Such income is not recurring in nature.

Costs and Expenses

     Cost of revenues. Cost of revenues for the three and nine month periods ended September 30, 2004 was $442 and $63,824, respectively, compared to $442 and $1,324 for the corresponding periods in 2003. Cost of revenues consists of commissions paid to the Company's patent licensing representatives. The increase in cost of revenues during the nine months ended September 30, 2004 compared to the corresponding period in 2003 is attributable to a settlement agreement entered into in the first quarter of 2004 for which commissions of $62,500 were paid to the Company's patent licensing representatives.

     General and administrative expenses. General and administrative expenses totaled $142,685 and $599,678 for the three and nine month periods ended September 30, 2004, respectively, compared to $140,020 and $543,686 in the corresponding periods in 2003. The increase of $2,665 for the three month period ending September 30, 2004, compared to the same period in 2003 was primarily attributable to an increase in salaries expense associated with the Chief Executive Officer's return to the Company on a full-time basis in August 2004 and the accrual of compensation expense for another employee. The increase of $55,992 for the nine month period ended September 30, 2004, compared to the same period in 2003 was primarily attributable to legal fees and related expenses incurred in conjunction with the Temple Ligon trial and the Company's patent infringement litigation. Other than litigation related expenses, most other general and administrative expenses for the nine month period ended September 30, 2004 decreased compared to the corresponding period in 2003.

     Interest expense. Interest expense for the three and nine month periods ended September 30, 2004, was $24,126 and $72,335, respectively, compared to $20,768 and $58,737 for the corresponding periods in 2003. Interest expense is related to the Company's convertible notes which accrue interest at 8%. The increase in interest expense during the three and nine month period ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to the issuance of additional notes in late 2003 and the first quarter of 2004. Convertible note principal outstanding at September 30, 2004, December 31, 2003, and September 30, 2003 totaled $1,206,336, $1,181,336, and $1,055,336, respectively.

     Litigation accrual reversal. The Company has been a defendant in a lawsuit which resulted in a jury verdict against the Company of $382,148 in January 2004. The Company recorded a reserve for the estimated loss in this litigation of $386,148 in the fourth quarter of 2003 as a result of the jury verdict. In July 2004 the trial judge ruled on post-trial motions submitted by the Company and set aside the jury verdict.

Liquidity and Capital Resources

     The Company has generated net losses of $68,527,119 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     Net cash used during the nine months ended September 30, 2004, to fund operations was $443,868, compared to $411,223 used for operations for the same period in 2003. The increase in cash used to fund operations for the nine months ended September 30, 2004 compared to the corresponding period in 2003 is primarily attributable to increased legal expenses. At September 30, 2004 cash and liquid investments were $177,118, as compared to $578,398 at December 31, 2003. At September 30, 2004 working capital was a deficit of $1,403,958, as compared to a deficit of $909,356 at December 31, 2003.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2004, the Company had cash and cash equivalents of $177,118. The Company believes that its existing cash resources are sufficient to fund its expected ordinary course cash operating expenses through the remainder of 2004. However, unexpected expenses or cash requirements, such as if the Company becomes obligated to pay more than an insignificant amount of damages in connection with the Temple Ligon litigation which is discussed in more detail below, may exhaust the Company's remaining cash resources prior to the end of 2004. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2004. As of September 30, 2004, and December 31, 2003, the principal and accrued interest outstanding under all of the notes was $1,389,177 and $1,291,841, respectively.

     On October 6, 2004 AMRO International, S. A. converted $29,683 in principal and accrued interest outstanding under its note into an aggregate of 148,417 shares of common stock. Such conversion reduced AMRO's outstanding principal and accrued interest under its note to $106,336 and $19,944, respectively. AMRO acquired its note on June 2, 2002 in satisfaction of a convertible debenture it acquired in November of 2000.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the pending reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is likely that the Company will be required to raise additional capital. The uncertainties of these litigation matters, the reexamination of U. S. Patent Nos. 5,940,811 and 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above will likely impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent Nos. 5,940,811 and 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Items 4 and 5 are not applicable.

Item 1.   Legal Proceedings

          The Company and its founder, Jeff Norris, have been defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this litigation resulted in another jury verdict against the Company of $382,148. In connection with this jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

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

Item 2.   Unrestricted Sales of Equity Securities and Use of Proceeds

          On October 6, 2004, the Company issued 148,417 shares of its common stock upon conversion of principal and interest of $29,683 outstanding under the Company's convertible notes issued in June 2002. These shares were issued in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

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

          On June 2, 2004, notes issued on June 3, 2002 with a principal amount of $756,336 became due and payable. The Company has initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under the notes that matured on June 2, 2004, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2004. As of September 30, 2004 and November 15, 2004 (the date on which this report was filed with the Securities and Exchange Commission), the aggregate amount of principal and accrued interest outstanding under these notes was $1,389,177 and $1,371,335, respectively.

          If a holder of any of the notes takes action to collect the amounts owed by the Company under the note, the Company will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection.

Item 6.       Exhibits

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

Date:  November 15, 2004