Form 10-K
period 2004-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2005-03-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [ X ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $2,150,000 as of June 30, 2004. For purposes of such calculation, persons who hold more than 10% of the outstanding shares of Common Stock, directors and officers of the Registrant and certain of their immediate family members have been treated as affiliates. This determination is not conclusive.

     There were 42,215,096 shares of the Registrant's Common Stock outstanding as of March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's proxy statement with respect to the 2005 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

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

Part I

Item 1. Business

     Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to attempt to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

     In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U. S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been closed. The Company expects to receive its Reexamination Certificate in due course.

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

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed above, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has had discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2004, the Company had cash and cash equivalents of $62,756. As of March 31, 2005, the Company had almost completely exhausted its remaining cash resources, and unless it secures additional capital immediately it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued an aggregate of $1,280,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2004. As of December 31, 2004, and December 31, 2003, the amount of principal and accrued interest outstanding under all of the notes was $1,383,149 and $1,291,841, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     The Company maintains an Internet site at http://www.affi.net, although the contents of such web site are not incorporated into this report. The Company has made its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to these reports available through its web site free of charge through a link to the SEC's web site.

     The Company was incorporated as a Delaware corporation in 1994. Its principal executive offices are located at 1053-B Sparkleberry Lane Extension, Columbia, South Carolina 29223, and its telephone number is (803) 758-2511. However, in April 2005, the Company expects to move its principal executive offices to 8807 A Two Notch Road, Columbia, South Carolina 29223. Its telephone number will remain unchanged.

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

     Intellectual Property

     The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). Both of the Company's patents covering fully automated loan processing systems expire in 2013 and have been subject to reexamination by the PTO due to requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been closed. The Company expects to receive its Reexamination Certificate for this patent in due course.

     In August 2000, the Company was issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No. 6,105,007). The patent expires in 2013. On June 23, 2004, the Company was notified by the PTO that it had granted a reexamination request previously filed by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U.
S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the PTO's grant of Federated's and Ameritrade's request for reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     Other parties may take actions to challenge the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

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

     Employees

     At December 31, 2004, the Company employed 3 full-time employees, compared to 2 full-time employees and 2 part-time employees at December 31, 2003. The Company has no collective bargaining agreements.

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

     Limited Capital Resources; Operating Losses

     The Company has generated net losses of $68,678,032 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2004, the Company had cash and cash equivalents of $62,756. As of March 31, 2005, the Company had almost completely exhausted its remaining cash resources, and unless it secures additional capital immediately it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued an aggregate of $1,280,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2004. As of December 31, 2004, and December 31, 2003, the amount of principal and accrued interest outstanding under all of the notes was $1,383,149 and $1,291,841, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

     The Company is further subject to the risk that negotiations to license its patents may be lengthy and that it may be necessary for the Company to become involved in litigation to assert and protect its intellectual property rights. To date, the Company generally has been unable to enter into licensing agreements with alleged licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete. Moreover, at the request of two of the alleged infringers (Federated and Ameritrade), the PTO has determined to reexamine the Company's patent covering the fully automated establishment of a financial account (U.S. Patent No. 6,105,007). It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. No assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Prolonged patent litigation or reexaminations conducted by the PTO could have a material adverse effect on the Company's business, operating results and financial position.

     Challenges to Patents

     Both of the Company's patents covering fully-automated loan processing systems have been subject to reexamination by the PTO due to requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been closed. The Company expects to receive its Reexamination Certificate for this patent in due course.

     On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the PTO's grant of Federated's and Ameritrade's request for reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has had discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company may lose all or some of the claims covered by its existing patents as a result of existing or future challenges. The loss of all or some of its claims or a significant limitation of such claims could have a material adverse effect on the Company's ability to execute a successful patent licensing program. Moreover, if other parties request reexaminations of or otherwise challenge the Company's patents in the future, the Company is subject to the risk that such proceeding may not be resolved to the Company's satisfaction on a timely basis, if at all. Any such proceeding may have a material adverse effect on the Company's business, operating results and financial position. Moreover, in the event a challenge to the Company's patents results in a significant loss of all or some of its claims, the Company's only remedy may be to contest the decision, which would likely be a lengthy process. Due to the Company's limited capital resources, it is unlikely that the Company could successfully contest the decision without additional cash resources. Accordingly, a decision by the PTO to limit all or some of the Company's patent claims could have a material adverse effect on the Company's business, operating results and financial position.

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

     Dependence on Third Parties

     Patent licensing is a highly technical and specialized business which requires the Company to rely on the services of third parties. In May 2003, the Company appointed Withrow & Terranova, PLLC as its exclusive patent licensing agent. Under the terms of the agreement, Withrow & Terranova, PLLC has agreed, among other things, to perform market research, initiate the sales of patent license agreements, negotiate patent licensing arrangements with third parties, and represent the Company as legal counsel in connection with the enforcement of its patents. Accordingly, the Company is dependent on Withrow & Terranova, PLLC to successfully execute its patent licensing program. Additionally, the agreement requires Withrow & Terranova, PLLC to coordinate the engagement of experts, on terms satisfactory to the Company, if litigation becomes necessary to enforce the Company's patent rights. The success of the Company's patent licensing program and enforcement of its patents may depend on the satisfactory retention and efforts of experts. Moreover, experts frequently request and charge significant fees.

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

     Dependence on Key Employees

     The Company is highly dependent on the services of its Chairman, President and Chief Executive Officer, Joseph A. Boyle. The Company does not have an employment agreement with Mr. Boyle or "key man" insurance on his life. The complete loss of the services of Mr. Boyle could have a material adverse effect upon the Company's business, operating results and financial condition. In addition, the Company's financial condition would likely adversely affect the Company's ability to retain or recruit employees and executives.

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

Item 2. Properties

     The Company's principal executive offices are located at 1053 B Sparkleberry Lane Extension in Columbia, South Carolina. Such office space encompasses approximately 1,200 square feet and is currently under a month-to-month lease. The Company also leases warehouse space located in Columbia, South Carolina, which encompasses approximately 4,000 square feet. Such space is under a month-to-month lease. In April 2005, the Company expects to move its principal executive offices to 8807 A Two Notch Road, Columbia, South Carolina 29223, which it will occupy under a month-to-month lease.

Item 3. Legal Proceedings

     The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc., alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina, and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the PTO's grant of Federated's and Ameritrade's request for reexamination of U.
S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has had discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                      Executive Officers of the Registrant

Name                     Age       Position with the Company
----                     ----      -------------------------
Joseph A. Boyle           51       Chairman, President, Chief Executive Officer,
                                   and Chief Financial Officer
S. Sean Douglas           36       Executive Vice President and Chief Operating
                                   Officer

Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000. Mr. Boyle has previously served as Secretary and Treasurer of the Company. To conserve the Company's limited financial resources, Mr. Boyle has from time to time reduced his time commitment to and compensation received from the Company. Since January 3, 2005, Mr. Boyle has performed consulting services for a local financial institution. From April 2003 to August 2004, Mr. Boyle also was a partner of Elliott Davis, LLC a South Carolina public accounting firm. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     (a) Since February 12, 2001, the Company's common stock has traded on the OTC Bulletin Board under the symbol "AFFI." The Company's common stock traded on the Nasdaq SmallCap Market from March 27, 2000 to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market. The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 2004 and 2003 as reported by the OTC Bulletin Board. As of March 10, 2005, there were 452 stockholders of record of the Common Stock.

                                                         Sales Price Per Share
                                                         ---------------------
                                                          High           Low
              2004                                        ----           ----
              First Quarter                               0.17           0.09
              Second Quarter                              0.12           0.06
              Third Quarter                               0.07           0.04
              Fourth Quarter                              0.09           0.04
              2003
              First Quarter                               0.27           0.09
              Second Quarter                              0.23           0.15
              Third Quarter                               0.19           0.12
              Fourth Quarter                              0.17           0.09

          The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

          On October 6, 2004, AMRO International, S.A. converted $25,000 principal amount and $4,683 of accrued interest under an 8% convertible note issued by the Company to AMRO into an aggregate of 148,417 shares of the Company's common stock. Under the terms of the note, principal and interest converted into shares of common stock at $.20 per share. Such shares were issued by the Company in reliance on an exemption from registration set forth in Section 3(a)(9)of the Securities Act of 1933.

          On February 22, 2005, AMRO International, S.A. converted $25,000 principal amount and $5,439 of accrued interest under an 8% convertible note issued by the Company to AMRO into an aggregate of 152,194 shares of the Company's common stock. Under the terms of the note, principal and interest converted into shares of common stock at $.20 per share. Such shares were issued by the Company in reliance on an exemption from registration set forth in Section 3(a)(9)of the Securities Act of 1933.

     (b)  Not applicable

     (c)  Not applicable

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

                                                        Year Ended December 31,
                                       2004          2003          2002          2001          2000
                                   ---------------------------------------------------------------------
Statement of Operations Data:
Revenues                           $    287,298  $    517,647  $    185,960  $  1,285,944  $  1,723,075
Cost and expenses:
  Cost of revenues                       64,265         1,765        16,846        63,751       344,931
  Research and development                    -             -             -       496,441       683,600
  Impairment loss                             -             -             -       448,945     2,608,773
  Selling, general and
   administrative expenses              732,285       996,711     1,406,841     3,847,807     6,791,767
                                   ---------------------------------------------------------------------
Total costs and expenses                796,550       998,476     1,423,687     4,856,944    10,429,071
                                   ---------------------------------------------------------------------
Operating loss                         (509,252)     (480,829)   (1,237,727)   (3,571,000)   (8,705,996)
Interest income                           1,967           694         1,643        10,101        64,155
Interest expense                        (95,990)      (80,373)      (70,334)     (115,557)      (26,277)
Litigation accrual reversal             386,148             -             -             -             -
                                   ---------------------------------------------------------------------
Loss from continuing operations        (217,127)     (560,508)   (1,306,418)   (3,676,456)   (8,668,118)
Income (loss) from operations of
 discontinued subsidiary                      -             -             -       467,188      (534,978)
Gain on disposal of subsidiary                -             -             -       891,569             -
                                   ---------------------------------------------------------------------
Net loss                           $   (217,127) $   (560,508) $ (1,306,418) $ (2,317,699) $ (9,203,096)
                                   =====================================================================
Loss per share - basic and diluted
  Continuing operations            $      (0.01) $      (0.01) $      (0.03) $      (0.10) $      (0.29)
                                   =====================================================================
  Net loss per share               $      (0.01) $      (0.01) $      (0.03) $      (0.06) $      (0.30)
                                   =====================================================================
Shares used in computing
 net loss per share                  41,926,272    41,512,897    40,707,108    38,004,089    30,242,054
                                   =====================================================================

                                                                December 31,
                                       2004          2003          2002          2001           2000
                                   ---------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents          $     62,756  $    578,398  $    156,780  $     27,720  $    646,198
Working capital                      (1,524,772)     (909,356)      (82,512)      117,477     2,216,854
Total assets                            121,240       618,002       234,848       927,657     5,638,453
Convertible debenture                         -             -             -       225,090(1)    951,456
Convertible notes                     1,383,149(3)  1,291,841(2)    868,427             -             -
Capital stock of subsidiary
 held by minority investor                    -             -             -             -        22,668
Stockholder's equity (deficiency)    (1,513,523)   (1,329,579)     (908,230)      343,438     2,326,314

-----------------------------------

(1) Amounts outstanding under the convertible debenture as of December 31, 2001, were classified as a current liability and, accordingly are included in the working capital of the Company at December 31, 2001, set forth above.

(2) $756,336 of the amount outstanding under the convertible notes as of December 31, 2003, was classified as a current liability and, accordingly is included in the working capital of the Company at December 31, 2003, set forth above.

(3) All amounts outstanding under the convertible notes as of December 31, 2004, were classified as a current liability and, accordingly are included in the working capital of the Company at December 31, 2004, set forth above.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Due to capital constraints, the Company has suspended efforts to deploy products and services that use its loan processing system, DeciSys/RT, in order to focus its efforts exclusively on attempting to license certain of its patents.

     In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U. S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been closed. The Company expects to receive its Reexamination Certificate with respect to this patent in due course.

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

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has had discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2004, the Company had cash and cash equivalents of $62,756. As of March 31, 2005, the Company had almost completely exhausted its remaining cash resources, and unless it secures additional capital immediately it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued an aggregate of $1,280,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2004. As of December 31, 2004, and December 31, 2003, the amount of principal and accrued interest outstanding under all of the notes was $1,383,149 and $1,291,841, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

     The Company applies certain accounting policies which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its financial statements and include the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of December 31, 2004, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

     Revenues. The Company's revenues from continuing operations were $287,298, $517,647 and $185,960 for the years ended December 31, 2004, 2003, and 2002, respectively. The types of revenue recognized by the Company are as follows:

                                         Years ended December 31,
                               2004               2003               2002
                        -----------------  -----------------  -----------------
                                   % of               % of               % of
                          Amount   Total     Amount   Total     Amount   Total
                        ---------- ------  ---------- ------  ---------- ------
Transaction fees        $       -      -   $       -      -   $ 104,878   56.4
Patent license revenue    267,647   93.2      17,647    3.4      25,000   13.4
Other income               19,651    6.8     500,000   96.6      56,082   30.2
                        ---------- ------  ---------- ------  ---------- ------
                        $ 287,298  100.0   $ 517,647  100.0   $ 185,960  100.0
                        ========== ======  ========== ======  ========== ======

     Transaction fees. The Company recognized no transaction fee revenue in 2003 or 2004. During 2002 the Company provided transaction processing services to one customer that used the Company's e-xpertLender system. The contract with the customer terminated in October 2002.

     Patent license revenue. The Company recognized revenues of $267,647 from its patent licensing activities in 2004. Of the total amount recognized, $250,000 was related to a settlement agreement with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet and is non-recurring. Additionally, in 2004, 2003 and 2002, the Company recognized patent licensing revenue associated with the annual fee from one patent license agreement executed in 1999.

     Other income. In 2004, other income consisted exclusively of non-recurring miscellaneous income items primarily associated with the sale of equipment no longer needed in the operation of the Company's business. In 2003, other income of $500,000 related exclusively to amounts received by the Company as a result of the settlement of a lawsuit. In 2002 other income consisted primarily of non-recurring miscellaneous income items and certain insignificant recurring income items such as fees charged for the routine maintenance of products in service.

Costs and Expenses

     Costs of Revenues. Costs of revenues from continuing operations for the years ended December 31, 2004, 2003, and 2002 were $64,265, $1,765 and $16,846, respectively. Cost of revenues includes the direct costs associated with the generation of specific types of revenue and the allocation of certain indirect costs when such costs are specifically identifiable and allocable to revenue producing activities. During the three years ended December 31, 2004, the nature and amounts of costs, as well as gross profit margins, associated with certain revenue producing activities varied significantly due to changes in the nature of the Company's operations.

     Costs of revenues and the percentage of the costs of revenues to total costs of revenues for the years ended December 31, 2004, 2003, and 2002 are as follows:

                                         Year ended December 31,

                               2004               2003               2002
                        -----------------  -----------------  -----------------
                                   % of               % of               % of
                          Amount   Total     Amount   Total     Amount   Total
                        ---------- ------  ---------- ------  ---------- ------
Transaction fees        $       -      -   $       -      -   $  14,346   85.2
Patent license revenue     64,265  100.0       1,765  100.0       2,500   14.8
                        ---------- ------  ---------- ------  ---------- ------
                        $  64,265  100.0   $   1,765  100.0   $  16,846  100.0
                        ========== ======  ========== ======  ========== ======

     Costs of transaction fees. The Company had no transaction fee revenue or related costs in 2004 and 2003. In 2002 the cost of transaction fees consisted primarily of the direct costs incurred by the Company to process loan applications through its systems. Such direct costs were associated with services provided by third parties and included the cost of credit reports, fraud reports and communications networks used by the Company. During 2002 the Company provided transaction processing services to one customer that used the Company's e-xpertLender system. The contract with the customer terminated in October 2002.

     Costs of patent license revenue. Costs of patent license revenue recognized in 2004, 2003, and 2002 consist of the patent licensing agent's commissions.

     General and Administrative Expenses. General and administrative ("G&A") expenses related to continuing operations for the year ended December 31, 2004, were $732,285, compared to $996,711 and $1,406,841 for the years ended December 31, 2003 and 2002, respectively.

     G&A expenses during 2004 consisted primarily of personnel expense of approximately $272,000; professional fees of approximately $321,000; depreciation and amortization expense of approximately $8,000; rent expense of approximately $41,000; and insurance and taxes of approximately $61,000.

     G&A expenses during 2003 consisted primarily of personnel expense of approximately $266,000; professional fees of approximately $269,000; depreciation and amortization expense of approximately $15,000; rent expense of approximately $54,000; insurance and taxes of approximately $72,000; and litigation accruals of approximately $318,000.

     G&A expenses during 2002 consisted primarily of personnel expense of approximately $434,000; professional fees of approximately $303,000; depreciation and amortization expense of approximately $138,000; rent expense of approximately $101,000; and insurance and taxes of approximately $159,000.

     The decrease in G&A in 2004 compared to 2003 and 2003 compared to 2002 is due the continued reduction of the Company's workforce over the past three years and curtailment of other expenses. G&A expenses were lower in all material categories in 2004 compared to 2003, except for personnel expense and professional fees. The approximately $6,000 increase in personnel expense in 2004 compared to 2003 was attributable to the full-time employment of the Company's President and CEO for four months in 2004 compared to three months in 2003. The approximately $52,000 increase in professional fees in 2004 compared to 2003 was primarily attributable to legal expenses incurred with relation to the Temple Ligon trial. G&A expenses were lower in all material categories in 2003 compared to 2002, except for litigation accruals associated with the Temple Ligon trial.

Interest Income

     Interest income associated with operations was $1,967, $694 and $1,643 during 2004, 2003, and 2002, respectively, and primarily reflects interest income attributable to cash balances. The increase in interest income in 2004 compared to 2003 and the decrease in interest income in 2003 compared to 2002 is primarily attributed to the increase and decrease, respectively, in average cash balances maintained during the year.

Interest Expense

     Interest expense associated with continuing operations was $95,990, $80,373 and $70,334 in 2004, 2003, and 2002, respectively. Interest expense is primarily associated with the interest on a $1 million convertible debenture issued in November 2000 that was satisfied on June 3, 2002, and the interest on $1,280,336 aggregate principal amount of convertible notes issued in installments in June 2002 ($830,336), March 2003 ($200,000), August 2003 ($25,000), November 2003
($150,000), December 2003 ($50,000), and January 2004 ($25,000). The increase in interest expense in 2004 compared to 2003 and 2003 compared to 2002 is attributable to the interest on the convertible notes issued in 2003 and 2004 in the aggregate principal amount of $425,000 and $25,000, respectively.

Litigation Accrual Reversal

     The Company has been a defendant in a lawsuit which resulted in a jury verdict against the Company in January 2004. The Company had recorded a reserve for the estimated loss in this litigation of $386,148 as a result of the jury verdict. In July 2004 the trial judge ruled on post-trial motions submitted by the Company and set aside the jury verdict, and accordingly, in the third quarter of 2004, the Company reversed the $386,148 accural and recognized a like amount as other income.

Income Taxes

     The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 2004, 2003, and 2002, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

     The Company has generated net losses of $68,678,032 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2004, the Company had cash and cash equivalents of $62,756. As of March 31, 2005, the Company had almost completely exhausted its remaining cash resources, and unless it secures additional capital immediately it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued an aggregate of $1,280,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company previously initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2004. As of December 31, 2004, and December 31, 2003, the amount of principal and accrued interest outstanding under all of the notes was $1,383,149 and $1,291,841, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     Net cash used during the year ended December 31, 2004, to fund operations was approximately $558,000, compared to approximately $44,000 and $457,000 for 2003 and 2002, respectively. In 2003, the Company received $500,000 in conjunction with the settlement of a lawsuit which significantly reduced cash used to fund its operations. At December 31, 2004, 2003, and 2002, cash and liquid investments were $62,756, $578,398 and $156,780, respectively, and working capital was ($1,524,772), ($909,356) and ($82,512), respectively. For purposes of determining working capital at December 31, 2004 and 2003, $1,383,149 and $851,514, respectively, of principal and accrued interest under the Company's convertible notes are included as current liabilities.

Contractual Obligations

     The following table sets forth the Company's long-term debt and other obligations at December 31, 2004.

                                                             Payment Due By Period
                                            -----------------------------------------------------
                                                                                       More than
                                   Total    Less than 1 year   1-3 years   3-5 years    5 years
                                -----------------------------------------------------------------
Long-Term Debt Obligations (1)  $ 1,383,149   $ 1,383,149      $       -   $       -   $       -
Operating Lease Obligations           5,353         5,353              -           -           -
Purchase Obligations                  4,260         4,260              -           -           -
                                -----------------------------------------------------------------
Total                           $ 1,392,762   $ 1,392,762     $        -   $       -   $       -
                                =================================================================

(1) Long-term debt obligations consist of the Company's convertible notes, including accrued interest, which have become immediately due and payable.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplemental Data

     The report of Independent Registered Public Accounting Firm and consolidated financial statements are set forth below (see item 15(a) for list of financial statements and financial statement schedules):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Affinity Technology Group, Inc.
Columbia, South Carolina

     We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company"), as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2004. The Company's audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, has an accumulated deficit, and has certain convertible notes in default. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ SCOTT McELVEEN L.L.P.


Columbia, South Carolina
March 18, 2005

                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     December 31,
                                                                2004            2003
                                                            -----------------------------
Assets
Current assets:
  Cash and cash equivalents                                 $     62,756    $    578,398
  Prepaid expenses                                                47,235          20,121
                                                            -----------------------------
Total current assets                                             109,991         598,519
Property and equipment, net                                       11,249          18,336
Other assets                                                           -           1,147
                                                            -----------------------------
Total assets                                                $    121,240    $    618,002
                                                            =============================


Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                          $     21,502    $     76,056
  Accrued expenses                                               277,329         565,136
  Accrued compensation and related benefits                      139,890          92,700
  Convertible notes                                            1,181,336         756,336
  Current portion of deferred revenue                             14,706          17,647
                                                            -----------------------------
Total current liabilities                                      1,634,763       1,507,875
Convertible notes                                                      -         425,000
Deferred revenue                                                       -          14,706

Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 60,000,000
   shares, issued 44,230,910 shares in 2004 and 44,032,493
   shares in 2003                                                  4,423           4,403
  Additional paid-in capital                                  70,665,373      70,632,210
  Treasury stock, at cost (2,168,008 shares at
   December 31, 2004 and 2003)                                (3,505,287)     (3,505,287)
  Accumulated deficit                                        (68,678,032)    (68,460,905)
                                                            -----------------------------
Total stockholders' deficiency                                (1,513,523)     (1,329,579)
                                                            -----------------------------
Total liabilities and stockholders' deficiency              $    121,240    $    618,002
                                                            =============================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                       Years ended December 31,
                                                  2004           2003            2002
                                              -------------------------------------------
Revenues:
  Transactions                                $          -   $          -        104,878
  Patent license revenue                           267,647         17,647         25,000
  Other income                                      19,651        500,000         56,082
                                              -------------------------------------------
                                                   287,298        517,647        185,960
                                              -------------------------------------------
Costs and expenses:
  Cost of revenues                                  64,265          1,765         16,846
  General and administrative expenses              732,285        996,711      1,406,841
                                              -------------------------------------------
                                                   796,550        998,476      1,423,687
                                              -------------------------------------------

Operating loss                                    (509,252)      (480,829)    (1,237,727)
Other income (expenses):
  Interest income                                    1,967            694          1,643
  Interest expense                                 (95,990)       (80,373)       (70,334)
  Litigation accrual reversal                      386,148              -              -
                                              -------------------------------------------
Net loss                                      $   (217,127)  $   (560,508)  $ (1,306,418)
                                              ===========================================
Net loss per share - basic and diluted        $      (0.01)  $      (0.01)  $      (0.03)
                                              ===========================================
Shares used in computing net loss per share     41,926,272     41,512,897     40,707,108
                                              ===========================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                   Common Stock
                               ---------------------
                                                                                                              Total
                                                       Additional   Common                                Stockholders'
                                                        Paid-in      Stock     Treasury     Accumulated      Equity
                                  Shares     Amount     Capital    Warrants      Stock         Deficit    (Deficiency)
                               ----------------------------------------------------------------------------------------

Balance at December 31, 2001    42,399,363  $ 4,240  $ 70,386,464  $ 52,000  $ (3,505,287) $ (66,593,979) $    343,438
Issuance of common stock
 as executive compensaton          500,000       50        44,950         -             -              -        45,000
Issuance of common stock
 as finder's fees                  150,000       15         9,735         -             -              -         9,750
Net loss                                 -        -             -         -             -     (1,306,418)   (1,306,418)
                               ----------------------------------------------------------------------------------------
Balance at December 31, 2002    43,049,363    4,305    70,441,149    52,000    (3,505,287)   (67,900,397)     (908,230)
Expiration of warrants                   -        -        52,000   (52,000)            -              -             -
Note payable conversion to
 common stock                      409,796       41        81,918         -             -              -        81,959
Issuance of common stock as
 board service compensation        283,334       28        25,472         -             -              -        25,500
Issuance of common stock
 for consulting services           250,000       25        22,475         -             -              -        22,500
Issuance of common stock
 as finder's fees                   40,000        4         9,196         -             -              -         9,200
Net loss                                 -        -             -         -             -       (560,508)     (560,508)
                               ----------------------------------------------------------------------------------------
Balance at December 31, 2003    44,032,493    4,403    70,632,210         -    (3,505,287)   (68,460,905)   (1,329,579)
Note payable conversion to
 common stock                      148,417       15        29,668         -             -              -        29,683
Issuance of common stock
 as finder's fees                   50,000        5         3,495         -             -              -         3,500
Net loss                                 -        -             -         -             -       (217,127)     (217,127)
                               ----------------------------------------------------------------------------------------
Balance at December 31, 2004    44,230,910  $ 4,423  $ 70,665,373  $      -  $ (3,505,287) $ (68,678,032) $ (1,513,523)
                               ========================================================================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                Years ended December 31,
                                                           2004          2003           2002
                                                        -----------------------------------------
Operating activities
Net loss                                                $ (217,127)   $ (560,508)   $ (1,306,418)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                              8,181        14,859         137,557
  Impairment loss                                            1,147             -               -
  Writedown of software development costs                        -             -             656
  Provision for doubtful accounts                                -             -           7,519
  Inventory valuation allowance                                  -             -         100,379
  Deferred revenue                                         (17,647)      (17,647)         50,000
  Litigation accrual reversal                             (386,148)            -               -
  Other                                                    (14,497)       12,311         127,830
  Changes in current assets and liabilities:
    Accounts receivable                                          -         5,666         445,921
    Other assets                                           (27,114)       22,663          71,707
    Accounts payable                                       (54,554)       55,315        (119,017)
    Accrued expenses                                       103,024       378,463          72,867
    Accrued compensation and related benefits               47,190        45,331         (45,730)
                                                        -----------------------------------------
Net cash used in operating activities                     (557,545)      (43,547)       (456,729)
                                                        -----------------------------------------
Investing activities
Purchases of property and equipment                         (1,697)       (4,724)         (9,284)
Proceeds from sale of property and equipment                18,600        44,889           8,810
                                                        -----------------------------------------
Net cash provided by (used in) investing activities         16,903        40,165            (474)
                                                        -----------------------------------------
Financing activities
Proceeds from convertible notes                             25,000       425,000         625,000
Payments on notes payable to third parties                       -             -         (38,737)
                                                        -----------------------------------------
Net cash provided by financing activities                   25,000       425,000         586,263
                                                        -----------------------------------------
Net (decrease) increase in cash                           (515,642)      421,618         129,060
Cash and cash equivalents at beginning of year             578,398       156,780          27,720
                                                        -----------------------------------------
Cash and cash equivalents at end of year                $   62,756    $  578,398    $    156,780
                                                        =========================================

Supplemental cash flow information:
  Income taxes paid                                     $        -    $        -    $          -
                                                        =========================================
  Interest paid                                         $        -    $        -    $     14,630
                                                        =========================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   The Company - Going Concern

     The Company was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans to engage in further sales or other activities related to its products or services, other than to attempt to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

     In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patents No. 5,870,721 and 5,940,811). In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U. S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been closed. The Company expects to receive its Reexamination Certificate for this patent in due course.

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

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has had discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2004, the Company had cash and cash equivalents of $62,756. The Company has almost completely exhausted its remaining cash resources, and unless it secures additional capital immediately it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002, 2003, and the first quarter of 2004, the Company issued an aggregate of $1,280,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company previously initiated discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2004. As of December 31, 2004, and December 31, 2003, the amount of principal and accrued interest outstanding under all of the notes was $1,383,149 and $1,291,841, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters, the reexamination of U. S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company has been a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In order to fund its operations, the Company may need to raise additional funds through the issuance of additional equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations. The Company is evaluating alternatives to continue its business activities through 2005 and beyond.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and notes payable approximate their fair values.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense was approximately $7,000, $13,000 and $97,000 during 2004, 2003, and 2002, respectively.


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

     Amortization of capitalized software development was approximately $41,000 in 2002. The Company had no amortization of capitalized software in 2003 and 2004.

Revenue Recognition

Transaction fees - Transaction fee revenue was recognized as the related transactions were processed. Transaction processing fees represented approximately 56.4% of total revenue from operations during 2002.

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

Cost of Revenues

     Cost of revenues consists of costs associated with transaction fees and patent licensing agent's commissions. Costs associated with transaction fees include the direct costs incurred by the Company related to transactions it processes for its customers. Costs of transaction fees approximated $14,000 in 2002. Costs of patent license revenues consist of patent licensing agent commissions paid or accrued by the Company and totaled $64,265, $1,765 and $2,500 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123. Equity instruments issued to consultants, directors and employees in lieu of cash payments for services are recorded at the fair value of the equity instrument on the date the equity instrument is granted and the related expense is recognized over the period the services are performed. In 2004, 2003 and 2002, the Company recognized $3,500, $57,200 and $54,750, respectively, of stock based compensation related to the issuance of equity instruments.

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                          2004           2003           2002
                                       -----------------------------------------
Net loss:
As reported                            $ (217,127)   $ (560,508)   $ (1,306,418)
Add: stock-based compensation expense
 included in reported net income                -             -               -
Deduct: stock-based compensation
 expense determined under the fair
 value based method for all awards        (22,887)      (47,941)       (113,180)
                                       -----------------------------------------
Pro forma net loss                     $ (240,014)   $ (608,449)   $ (1,419,598)
                                       =========================================

Net loss per common share:
  As reported:
    Basic and diluted                  $    (0.01)   $    (0.01)   $      (0.03)
                                       =========================================
  Pro forma:
    Basic and diluted                  $    (0.01)   $    (0.01)   $      (0.03)
                                       =========================================

     See Note 5 for more information regarding the Company's stock compensation plans and the assumptions used to prepare the pro forma information presented above.

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments ("SFAS 123R"). This accounting standard, which is effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options under SFAS 123. The Company plans to adopt SFAS 123R prospectively in the third quarter of 2005 with an anticipated impact to earnings per share of less than $0.01 per share in 2005 and 2006.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results or operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

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

Reclassification

     Certain amounts in 2002 and 2003 have been reclassified to conform to 2004 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity (deficiency) or net loss.

3.   Property and Equipment

Property and equipment consists of the following:

                                                               December 31,
                                                            2004         2003
                                                          ----------------------
Data processing equipment                                 $ 32,109    $ 384,870
Office furniture and fixtures                               37,161       44,136
Automobiles and industrial equipment                        11,038       30,333
Purchased software                                           3,770        3,770
                                                          ----------------------
                                                            84,078      463,109
Less accumulated depreciation and amortization             (72,829)    (444,773)
                                                          ----------------------
                                                          $ 11,249    $  18,336
                                                          ======================

4.   Convertible Notes

     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $125,000 to the Company's Chief Executive Officer and the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously acquired by AMRO. The notes bear interest at 8% and principal and accrued interest were due in June 2004. In 2003 and 2004, the Company issued additional convertible notes in the aggregate amount of $425,000 and $25,000, respectively. Such notes also bear interest at 8% and mature at various dates in 2005 and 2006. Included in the aggregate $425,000 principal amount of convertible notes issued by the Company in 2003 is a $100,000 convertible note issued to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock. All notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively.

     In October 2003, AMRO converted $74,000 principal and $7,959 accrued interest related to its $205,336 convertible note into 409,796 shares of the Company's common stock. Additionally, in October 2004, AMRO converted $25,000 principal and $4,683 accrued interest related to the same convertible note into 148,417 shares of the Company's common stock.

     As more fully explained in Note 1, all the convertible notes are in default and are classified as current liabilities. The contractual maturities of the Company's 8% convertible notes are as follows:

                                                   December 31,
        Contractual Maturity Date              2004             2003
        ----------------------------------------------------------------
        June 2004                         $    731,336     $    756,336
        March 2005                             200,000          200,000
        August 2005                             25,000           25,000
        November 2005                          150,000          150,000
        December 2005                           50,000           50,000
        January 2006                            25,000                -
                                          -------------    -------------
                                             1,181,336        1,181,336
        Less: current portion               (1,181,336)        (756,336)
                                          -------------    -------------
        Long-term portion                 $          -     $    425,000
                                          =============    =============

5.   Stockholders' Deficiency

Preferred Stock

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. At December 31, 2004 and 2003 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

     During 1995, the Company adopted the 1995 Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 2004, 7,420 options were outstanding, all of which are exercisable under the 1995 Option Plan. At December 31, 2004, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 1.1 years. This plan closed during April 1996.

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

A summary of activity under the 1995 and 1996 Option Plans is as follows:

                                                     Options Outstanding
                                                -----------------------------
                                     Shares                      Weighted
                                    Available      Number      Average Price
                                    for Grant     of Shares      Per Share
                                   ------------------------------------------
1995 Stock Option Plan
Balance at December 31, 2001                -       161,120        $0.44
Options canceled/forfeited                  -      (143,100)       $0.44
                                   ------------------------------------------
Balance at December 31, 2002                -        18,020        $0.44
Options canceled/forfeited                  -             -        $0.44
                                   ------------------------------------------
Balance at December 31, 2003                -        18,020        $0.44
Options canceled/forfeited/expired          -       (10,600)       $0.44
                                   ------------------------------------------
Balance at December 31, 2004                -         7,420        $0.44
                                   ==========================================


1996 Incentive Stock Option Plan
Balance at December 31, 2001        1,609,400     1,118,670        $1.13
Options granted                    (1,250,000)    1,250,000        $0.09
Options canceled/forfeited            324,665      (324,665)       $0.93
                                   ------------------------------------------
Balance at December 31, 2002          684,065     2,044,005        $0.53
Options granted                      (125,000)      125,000        $0.19
Options cancelled/forfeited            18,185       (18,185)       $1.12
                                   ------------------------------------------
Balance at December 31, 2003          577,250     2,150,820        $0.50
Options granted                             -             -        $0.00
Options cancelled/forfeited            17,500       (17,500)       $0.22
                                   ------------------------------------------
Balance at December 31, 2004          594,750     2,133,320        $0.50
                                   ==========================================


     A summary of stock options exercisable and stock options outstanding under the 1996 Incentive Stock Option Plan is as follows:

                              1996 Incentive Stock Option Plan
--------------------------------------------------------------------------------
                   Options Exercisable           Options Outstanding
                   at December 31, 2004          At December 31, 2004
                 ---------------------------------------------------------------
                                                                    Weighted
                              Weighted                Weighted       Average
   Range of                    Average                 Average     Remaining
   Exercise         Number      Price       Number      Price      Contractual
    Prices       Exercisable  Per Share  Outstanding  Per Share    Life (years)
--------------------------------------------------------------------------------
 $0.09 - $0.94    1,515,000     $0.20     1,720,000     $0.19          6.8
 $1.06 - $3.75      345,120     $1.90       413,120     $1.82          4.7
 $6.75 - $7.38          200     $6.75           200     $6.75          2.0
                 ---------------------------------------------------------------
 $0.09 - $7.38    1,860,320     $0.51     2,133,320     $0.50          6.4
                 ===============================================================

     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:
                                               2003               2002
                                              -----------------------------

         Dividend yield                          -                  -
         Expected volatility                   132%               136%
         Risk-free rate of return              1.99%          2.39% - 4.32%
         Expected option life, years             3                  3

     The weighted average fair value for options granted under the Option Plans during 2003 and 2002 was $0.14 and $0.07, respectively. No options were granted by the Company in 2004.

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

7.   Leases

     The Company has non-cancelable operating leases for the rental of its offices and warehouse. Future minimum lease payments under these leases at December 31, 2004 are approximately $2,700, all of which is payable in 2005.

     In 2004, 2003, and 2002 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $32,000, $47,000 and $92,000, respectively.

8.   Income Taxes

     As of December 31, 2004, the Company had federal and state tax net operating loss carryforwards of approximately $66,797,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                             December 31,
                                                        2004            2003
                                                    ----------------------------
         Deferred tax assets:
           Net operating loss carryforwards         $ 24,891,000   $ 24,811,000
           Accrued expenses                               18,000         18,000
           Other                                           6,000          6,000
                                                    ----------------------------
         Total deferred tax assets                    24,915,000     24,835,000
                                                    ----------------------------
         Deferred tax liabilities:
           Other                                               -         (1,000)
                                                    ----------------------------
         Total deferred tax liabilities                        -         (1,000)
                                                    ----------------------------
         Less: Valuation allowance                   (24,915,000)   (24,834,000)
                                                    ----------------------------
         Total net deferred taxes                   $          -   $          -
                                                    ============================

     The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2004 and 2003, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS
109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2004, 2003, and 2002.

9.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. Single entities accounted for 87%, 97% and 87% revenues in 2004, 2003, and 2002, respectively. All other segment disclosures required by SFAS 131 are included in the consolidated financial statements or in the notes to the consolidated financial statements.

10.  Related Party Transactions

     In December 2003, the Company issued a convertible note in the principle amount of $100,000 to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock.

     In July 2003, the Company relocated and executed a month-to-month lease with a holder of one of its convertible notes. The rent expense for the office for the twelve month period ended December 31, 2004 and six month period ended December 31, 2003, was approximately $18,000 and $7,500, respectively.

     In January 2003, the Company issued 283,334 shares of common stock to two board members in lieu of cash compensation owed to them by the Company.

     In June 2002, the Company issued a convertible secured note to its Chairman, President and Chief Executive Officer in the principal amount of $125,000. The note bears interest at 8%, and principal and accrued interest are due in June 2004.

     In June 2002, the Company issued 70,000 shares of Company stock to a member of its Board of Directors as a finder's fee for capital raising services.

11.  Commitments and Contingent Liabilities

     The Company and its founder, Jeff Norris, have been defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes
U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has had discussions with Household to jointly file a request with the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination. The Company believes that it is likely that the lawsuit will be stayed pending the resolution of the reexamination of U. S. Patent No. 6,105,007.

     The Company has also instigated litigation against Federated Department Stores, Inc. and Ameritrade Holding Corporation in which it claims that these companies have infringed U.S. Patent No. 6,105,007. For more information about these proceedings, see Note 1 to the Company's consolidated financial statements.

12.  Quarterly Results of Operations (Unaudited)

                                   First       Second       Third      Fourth
                                   Quarter     Quarter     Quarter     Quarter
                                 -----------------------------------------------
   Year ended
   December 31, 2004
   Revenue                       $ 254,412   $   4,412   $  23,011   $   5,463
   Gross profit                    191,471       3,971      22,569       5,022
   Net (loss) income              (122,990)   (185,575)    242,351    (150,913)

   Net loss per share -
    basic and diluted                (0.00)      (0.00)       0.01       (0.00)

   Year ended
   December 31, 2003
   Revenue                       $   4,412   $   4,412   $   4,411   $ 504,412
   Gross profit                      3,970       3,972       3,969     503,971
   Net (loss) income              (235,709)   (197,486)   (156,787)     29,474
   Net loss per share -
    basic and diluted                (0.01)      (0.00)      (0.00)       0.00

The sum of certain net loss per share amounts differs from the annual reported total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

Item 9A. Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

         Not applicable

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2005 under the captions "Board of Directors - Code of Ethics," "Board of Directors - Audit Committee Financial Expert," "Board of Directors--Nominees for Director," and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11. Executive Compensation

     Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2005 under the captions "Executive Compensation" and "Board of Directors--Compensation of Directors", which are incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Certain information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2005 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

                                              Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------
                                                                                      Number of securities
                                                                                     remaining available for
                             Number of securities to be  Weighted-average exercise   future issuance under
                              issued upon exercise of      price of outstanding     equity compensation plans
                                outstanding options,       options, warrants and     (excluding securities
        Plan Category           warrants and rights               rights            reflected in column (a))
-------------------------------------------------------------------------------------------------------------
                                       (a)                          (b)                        (c)
-------------------------------------------------------------------------------------------------------------
  Equity compensation plans
    approved by security
          holders                    2,160,740                     $0.50                     594,750
-------------------------------------------------------------------------------------------------------------
  Equity compensation plans
   not approved by security
          holders                       35,000                     $0.47                           -
-------------------------------------------------------------------------------------------------------------
            Total                    2,195,740                     $0.50                     594,750
-------------------------------------------------------------------------------------------------------------

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

     The table set forth above does not include any information with respect to shares of common stock that may be issued upon the conversion of convertible notes that have been issued by the Company. At December 31, 2004, there was $1,383,149 of principal and accrued interest outstanding under these notes, which could be converted into an aggregate of 6,915,745 shares of the Company's common stock at a conversion price of $0.20 per share.

Item 13. Certain Relationships and Related Transactions

     If applicable, information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2005 under the caption "Certain Transactions," which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     Information required by this item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 26, 2005, under the caption "Accounting Fees."

Item 15. Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
     i.   Consolidated Balance Sheets as of December 31, 2004 and 2003.
     ii. Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002.
     iii. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2004, 2003, and 2002.
     iv. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.
     v.   Notes to Consolidated Financial Statements.

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

Exhibit Number  Description
--------------------------------------------------------------------------------
     3.1 Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
     3.2 Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
     4.1 Specimen Certificate of Common Stock which is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
     4.2 Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity Technology Group, Inc., as amended, and Article II, Sections 3, 9 and 10 of the Bylaws of Affinity Technology Group, Inc., as amended, which are incorporated by reference to Exhibits
               3.1 and 3.2, respectively, to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333- 1170).
     4.3 Convertible Note Purchase Agreement, dated June 3, 2002, between Affinity Technology Group, Inc., and certain investors, which is incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002.

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

    10.5* Amended and Restated 1996 Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

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

    10.8* Declaration of First Amendment to 1996 Stock Option Plan of Affinity Technology Group, Inc., and 1995 Stock Option Plan of Affinity Technology Group, Inc., which is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    10.9* Restricted Stock Agreement between Affinity Technology Group, Inc., and Joseph A. Boyle, which is incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

   10.10*      Stock Agreement between Affinity Technology Group, Inc., and
               Wade H. Britt, III, which is incorporated by reference to Exhibit
               10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

   10.13 Legal Representation Agreement, dated May 27, 2003, between decisioning.com, Inc., and Withrow & Terranova, PLLC, which is incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

      14 Code of Ethics, which is incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      21       Subsidiaries of Affinity Technology Group, Inc.

    23.1       Consent of Scott McElveen, L.L.P.

      31       Rule 13a-14(a)/15d-14(a) Certification.

      32       Section 1350 Certification.

*    Denotes a management contract or compensatory plan or arrangement.

(b)  Exhibits

     The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15(a) (3).

(c)  Financial Statement Schedules.

     The response to this portion of Item 15 is submitted under Item 15(a) (2).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Affinity Technology Group, Inc.

Date: March 31, 2005                   By: /s/ Joseph A. Boyle
                                           -------------------------------------
                                           Joseph A. Boyle
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                  Title                                 Date
--------------------------------------------------------------------------------

/s/ Joseph A. Boyle                                               March 31, 2005
---------------------------
Joseph A. Boyle             Chairman, President, Chief Executive
                            Officer and Chief Financial Officer
                            and Director (principal executive and
                            financial officer)


/s/ Wade H. Britt, III                                            March 31, 2005
---------------------------
Wade H. Britt, III          Director


/s/  Robert M. Price, Jr.                                         March 31, 2005
---------------------------
Robert M. Price, Jr.        Director


/s/  Peter R. Wilson, Ph.D.                                       March 31, 2005
---------------------------
Peter R. Wilson, Ph.D.      Director


/s/  S. Sean Douglas                                              March 31, 2005
---------------------------
S. Sean Douglas             Executive Vice President and Chief
                            Operating Officer (principal
                            accounting officer)

1.   Schedule II - Valuation and Qualifying Accounts

          COL. A                    COL. B             COL. C                  COL. D            COL. E
-----------------------------------------------------------------------------------------------------------
                                                       Additions
                                               ----------------------------
                                  Balance at   Charged to     Charged to
                                 Beginning of  Costs and    Other Accounts   Deductions-     Balance at End
        Description                 Period      Expenses     - Describe        Describe         of Period
-------------------------------- ------------  ----------  ---------------- ---------------  --------------
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful
 accounts                         $ 10,601     $   7,519    $            -   $   18,120 (1)  $           -
Reserve for inventory
 obsolescence                     $984,893     $ 100,379    $            -   $1,085,272 (2)  $           -

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete parts written off.

Exhibit Index

Exhibit Number           Description
21                       Subsidiaries of Affinity Technology Group, Inc.
23.1                     Consent of Scott McElveen L.L.P.
31                       Rule 13a-14(a)/15d-14(a) Certifications
32                       Section 1350 Certifications