Form 10-Q
period 2005-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2005-05-16
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005      Commission file number: 0-28152

                         Affinity Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 57-0991269
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                         Affinity Technology Group, Inc.
                              8807-A Two Notch Road
                               Columbia, SC 29223
                    (Address of principal executive offices)
                                   (Zip code)

                                 (803) 758-2511
              (Registrant's telephone number, including area code)

                       1053-B Sparkleberry Lane Extension
                               Columbia, SC 29223
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

42,215,096 shares of Common Stock, $0.0001 par value, as of May 1, 2005.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2005 and
      December 31, 2004...................................................    3
     Condensed Consolidated Statements of Operations for the three
      months ended March 31, 2005 and 2004................................    4
     Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2005 and 2004.......................................    5
     Notes to Condensed Consolidated Financial Statements.................    6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................   13
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....   17
   ITEM 4. Controls and Procedures........................................   18

PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings .............................................   18
   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds....   19
   ITEM 3. Defaults Upon Senior Securities................................   19
   ITEM 6. Exhibits.......................................................   20
Signature.................................................................   20

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of existing and future challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, if any of the holders of the convertible notes issued by the Company take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                      March 31,
                                                        2005        December 31,
                                                     (Unaudited)       2004
                                                  ------------------------------
Assets
Current assets:
  Cash and cash equivalents                          $     9,885    $    62,756
  Prepaid expenses                                        28,406         47,235
                                                  ------------------------------
Total current assets                                      38,291        109,991
Property and equipment, net                                9,249         11,249
                                                  ------------------------------
Total assets                                         $    47,540    $   121,240
                                                  ==============================
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                   $    52,803    $    21,502
  Accrued expenses                                       440,816        417,219
  Convertible notes                                    1,156,336      1,181,336
  Current portion of deferred revenue                     10,294         14,706
                                                  ------------------------------
Total current liabilities                              1,660,249      1,634,763
                                                  ------------------------------
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   60,000,000 shares, issued 44,383,104 shares at
   March 31, 2005 and 44,230,910 at December 31,
   2004                                                    4,438          4,423
  Additional paid-in capital                          70,695,797     70,665,373
  Treasury stock, at cost (2,168,008  shares at
   March 31, 2005 and December 31, 2004)              (3,505,287)    (3,505,287)
  Accumulated deficit                                (68,807,657)   (68,678,032)
                                                  ------------------------------
Total stockholders' deficiency                        (1,612,709)    (1,513,523)
                                                  ------------------------------
Total liabilities and stockholders' deficiency       $    47,540    $   121,240
                                                  ==============================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        2005           2004
                                                  ------------------------------
Revenues:
  Patent license revenue                             $     4,412    $   254,412
                                                  ------------------------------
Costs and expenses:
  Cost of revenues                                           441         62,941
  General and administrative expenses                    110,247        291,081
                                                  ------------------------------
     Total costs and expenses                            110,688        354,022
                                                  ------------------------------
Operating loss                                          (106,276)       (99,610)
Other income (expenses):
  Interest income                                             61            702
  Interest expense                                       (23,410)       (24,082)
                                                  ------------------------------
Net loss                                             $  (129,625)   $  (122,990)
                                                  ==============================
Net loss per share - basic and diluted               $     (0.00)   $     (0.00)
                                                  ==============================
Shares used in computing net loss per share           42,159,292     41,864,485
                                                  ==============================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        2005           2004
                                                  ------------------------------
Operating activities
Net loss                                             $  (129,625)   $  (122,990)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                           2,000          2,134
   Write-off of organizational costs                           -          1,147
   Deferred revenue                                       (4,412)        (4,412)
   Changes in current assets and liabilities:
     Other current assets                                 18,829        (31,736)
     Accounts payable and accrued expenses                60,337         55,555
                                                  ------------------------------
Net cash used in operating activities                    (52,871)      (100,302)

Investing activities
Purchases of property and equipment                            -         (1,012)
                                                  ------------------------------
Net cash used in investing activities                          -         (1,012)

Financing activities
Proceeds from convertible notes                                -         25,000
                                                  ------------------------------
Net cash provided by financing activities                      -         25,000

Net decrease in cash                                     (52,871)       (76,314)
Cash and cash equivalents at beginning of period          62,756        578,398
                                                  ------------------------------
Cash and cash equivalents at end of period           $     9,885    $   502,084
                                                  ==============================
Supplemental cash flow information:
   Income taxes paid                                 $         -    $         -
                                                  ==============================
   Interest paid                                     $         -    $         -
                                                  ==============================


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

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been completed. The Company expects to receive the Reexamination Certificate for this patent in due course.

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to raise additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of certain of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that these patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed above, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has jointly, with Household, requested the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2005, the Company had cash and cash equivalents of $9,885. In May 2005, the Company sold an additional $75,000 principal amount of its convertible secured notes (the "notes"). The Company believes that the proceeds from its latest issuance of notes will be sufficient to fund its ordinary course operating expenses through June 2005. However, to continue its operations through the remainder of 2005 and beyond, the Company must raise additional capital. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,355,336 principal amount of notes under this program, including $75,000 principal amount of notes issued in May 2005 as discussed above. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2005 and December 31, 2004. As of March 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,376,120 and $1,383,149, respectively.

     Under the terms of the note purchase agreement that governs the Company's convertible secured note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 the Company issued an additional $75,000 principal amount of notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital. The uncertainties of these litigation matters, the reexamination of U.
S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

2.   Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004.

     In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 7).

     Certain amounts in 2004 have been reclassified to conform to 2005 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3.   New Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R). This accounting standard, which is effective for interim and annual periods beginning after January 1, 2006, requires the recognition of compensation expense related to stock options under SFAS 123. The Company plans to adopt SFAS 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.01 per share in 2006.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151), an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion ("APB") No. 29, Accounting for Nonmonetary Transactions (APB 29). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management believes that SFAS 153 will not have a significant impact on the Company's financial position, results of operations or cash flows.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") as amended by FASB Statements No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. Until the Company adopts SFAS 123R as discussed above in Note 1, the Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                 Three Months Ended March 31,
                                                   2005               2004
                                             ----------------   ----------------
     Net loss:
     As reported                               $    (129,625)     $    (122,990)
     Add: stock-based compensation expense
      included in reported net income                      -                  -
     Deduct: stock-based compensation
      expense determined under the fair
      value based method for all awards               (3,463)            (9,057)
                                             ----------------   ----------------
     Pro forma net loss                        $    (133,088)     $    (132,047)
                                             ================   ================

     Net loss per common share:
       As reported:
         Basic and diluted                     $       (0.00)     $       (0.00)
       Pro forma:
         Basic and diluted                     $       (0.00)     $       (0.00)

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

6.   Convertible Notes

     The Company has issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. As of March 31, 2005, the Company had issued an aggregate of $1,280,336 in principal amount of the notes under this program. The notes bear interest at 8% and are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or thereafter, respectively. The full amount of principal and interest under the notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2005 and December 31, 2004. As of March 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,376,120 and $1,383,149, respectively.

     The notes issued by the Company include a note in the principal amount of $125,000 issued in 2002 to the Company's Chairman and Chief Executive Officer and a note in the principal amount of $100,000 issued in 2003 to a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding common stock

     The notes issued by the Company also include a note in the original principal amount of $205,336 issued in 2002 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously acquired by AMRO. In October 2003, AMRO converted $74,000 principal and $7,959 accrued interest under its note into 409,796 shares of the Company's common stock. In October 2004, AMRO converted an additional $25,000 principal and $4,683 accrued interest related to its note into 148,417 shares of the Company's common stock. In February 2005, AMRO converted an additional $25,000 principal and $5,439 accrued interest related to its note into 152,194 shares of the Company's common stock.

     The contractual maturities of the principal of the Company's 8% convertible notes are as follows:

                                                March 31,      December 31,
               Maturity Date                      2005             2004
               ---------------------------   --------------------------------
               June 2004                       $   706,336      $   731,336
               March 2005                          200,000          200,000
               August 2005                          25,000           25,000
               November 2005                       150,000          150,000
               December 2005                        50,000           50,000
               January 2006                         25,000           25,000
                                             --------------   --------------
                                                 1,156,336        1,181,336
               Less: current portion            (1,156,336)      (1,181,336)
                                             --------------   --------------
               Long-term portion               $         -      $         -
                                             ==============   ==============

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

9.   Subsequent Event

     Under the terms of the note purchase agreement that governs the Company's convertible secured note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above in Note 6, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 the Company issued an additional $75,000 principal amount of notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of existing and future challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, if any of the holders of the convertible notes issued by the Company take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated.

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

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") due to challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U.
S. Patent No. 5,870,721. On March 30, 2005, the Company received a Notice of Intent to Issue Ex Parte Reexamination Certificate from the PTO indicating that the reexamination of its other loan processing patent (U. S. Patent No. 5,940,811) had been completed. The Company expects to receive the Reexamination Certificate for this patent in due course.

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to raise additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of certain of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that these patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed above, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has jointly, with Household, requested the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2005, the Company had cash and cash equivalents of $9,885. In May 2005, the Company sold an additional $75,000 principal amount of its notes. The Company believes that the proceeds from its latest issuance of notes will be sufficient to fund its ordinary course operating expenses through June 2005. However, to continue its operations through the remainder of 2005 and beyond, the Company must raise additional capital. Unless the Company raises additional capital it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,355,336 principal amount of notes under this program, including $75,000 principal amount of notes issued in May 2005 as discussed above. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2005 and December 31, 2004. As of March 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,376,120 and $1,383,149, respectively.

     Under the terms of the note purchase agreement that governs the Company's convertible secured note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 the Company issued an additional $75,000 principal amount of notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital. The uncertainties of these litigation matters, the reexamination of U.
S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of March 31, 2005 and December 31, 2004, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     Patent license revenue. The Company recognized $4,412 and $254,412 associated with its patent licensing activities for the three months ended March 31, 2005 and 2004, respectively. Of the total amount recognized in the three month period ended March 31, 2004, $250,000 was related to a settlement agreement with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet. During the three-month periods ended March 31, 2005 and 2004, the Company recognized $4,412 related to a three-year license agreement entered into in 2002.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2005 was $441, compared to $62,941 for the corresponding period in 2004. Cost of revenues consists of commissions paid to the Company's patent licensing representatives. The decrease in cost of revenues during the three months ended March 31, 2005 compared to the same period in 2004 is attributable to a settlement agreement entered into in the first quarter of 2004 for which commissions of $62,500 were paid to the Company's patent licensing representatives.

     General and Administrative Expenses. General and administrative expenses totaled $110,247 for the three months ended March 31, 2005, as compared to $291,081 for the corresponding period in 2004. The decrease for the three months ended March 31, 2005, as compared to the corresponding period of 2004 is primarily attributable to patent litigation and legal expenses incurred by the Company in connection with the Temple Ligon trial during the first quarter of 2004.

     Interest expense. Interest expense for the three months ended March 31, 2005, was $23,410, compared to $24,082 for the corresponding period in 2004. Interest expense is related to the Company's convertible notes which accrue interest at 8%. The decrease in interest expense during the three month period ended March 31, 2005 compared to the corresponding period in 2004 is due to the conversion of an aggregate of $50,000 in principal amount of the Company's convertible notes in the fourth quarter of 2004 and first quarter of 2005. Convertible note principal outstanding at March 31, 2005, December 31, 2004, and March 31, 2004 totaled $1,156,336, $1,181,336, and $1,206,336, respectively.

Liquidity and Capital Resources

     The Company has generated net losses of $68,807,657 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2005, the Company had cash and cash equivalents of $9,885. In May 2005, the Company sold an additional $75,000 principal amount of its notes in May 2005. The Company believes that the proceeds from its latest issuance of notes will be sufficient to fund its ordinary course operating expenses through June 2005. However, to continue its operations through the remainder of 2005 and beyond, the Company must raise additional capital. Unless the Company raises additional capital it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,355,336 principal amount of convertible secured notes to raise additional capital under this program, including $75,000 principal amount of notes issued in May 2005 as discussed above. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owns approximately 12% of the Company's outstanding capital stock. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2005 and December 31, 2004. As of March 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,376,120 and $1,383,149, respectively.

     Under the terms of the note purchase agreement that governs the Company's convertible secured note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 the Company issued an additional $75,000 principal amount of notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital. The uncertainties of these litigation matters, the reexamination of U.
S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     Net cash used during the three months ended March 31, 2005, to fund operations was approximately $53,000, compared to approximately $100,000 used by operations for the same period in 2004. At March 31, 2005 cash and liquid investments were $9,885, as compared to $62,756 at December 31, 2004. At March 31, 2005 working capital was a deficit of $1,621,958 as compared to a deficit of $1,524,772 at December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Items 4, and 5 are not applicable.

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

     In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc., alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina, and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has jointly, with Federated and Ameritrade, requested the Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of certain of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that these patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company has jointly, with Household, requested the Columbia Federal Court to stay the Household action pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) On May 6, 2005, the Company issued $75,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

          On February 22, 2005, AMRO converted $25,000 principal and $5,439 accrued interest related to its convertible secured note into 152,194 shares of the Company's common stock. AMRO's note was issued on June 3, 2002 and is convertible into shares of common stock of the Company at a price of $0.20 per share.

     (b)  Not applicable.

     (c)  Not applicable.

Item 3.  Defaults Upon Senior Securities

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,355,336 principal amount of convertible secured notes to raise additional capital under this program, including $75,000 principal amount of notes issued by the Company in May 2005. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2005 and December 31, 2004. As of the date of this report, the amount of principal and accrued interest outstanding under all of the notes was $1,463,123.

     If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

Date: May 16, 2005