Form 10-Q
period 2005-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2005-08-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005     Commission file number: 0-28152

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

42,215,096 shares of Common Stock, $0.0001 par value, as of July 1, 2005.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION
  ITEM 1. Financial Statements
    Condensed Consolidated Balance Sheets as of June 30, 2005 and
     December 31, 2004.....................................................   3
    Condensed Consolidated Statements of Operations for the three and
     six months ended June 30, 2005 and 2004...............................   4
    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2005 and 2004..........................................   5
    Notes to Condensed Consolidated Financial Statements...................   6
  ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  13
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......  18
  ITEM 4. Controls and Procedures..........................................  18
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings................................................  18
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......  19
  ITEM 3. Defaults Upon Senior Securities..................................  19
  ITEM 4. Submission of Matters to a Vote of Security Holders..............  20
  ITEM 6. Exhibits.........................................................  20
Signature..................................................................  20


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

Part I. Financial Information

Item 1. Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                      June 30,
                                                        2005       December 31,
                                                     (Unaudited)       2004
                                                   -----------------------------
Assets
Current assets:
  Cash and cash equivalents                        $      26,429  $      62,756
  Prepaid expenses                                        27,796         47,235
                                                   -----------------------------
Total current assets                                      54,225        109,991
  Property and equipment, net                              7,249         11,249
                                                   -----------------------------
Total assets                                       $      61,474  $     121,240
                                                   =============================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                 $      74,401  $      21,502
  Accrued expenses                                       527,894        417,219
  Convertible notes                                    1,231,336      1,181,336
  Deferred revenue                                         5,882         14,706
                                                   -----------------------------
Total current liabilities                              1,839,513      1,634,763
                                                   -----------------------------
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   60,000,000 shares, issued 44,383,104 and
   44,230,910 shares at June 30, 2005 and December
   31, 2004, respectively                                  4,438          4,423
  Additional paid-in capital                          70,695,797     70,665,373
  Treasury Stock, at cost (2,168,008 shares at June
   30, 2005 and December 31, 2004)                    (3,505,287)    (3,505,287)
  Accumulated deficit                                (68,972,987)   (68,678,032)
                                                   -----------------------------
Total stockholders' deficiency                        (1,778,039)    (1,513,523)
                                                   -----------------------------
Total liabilities and stockholders' deficiency     $      61,474  $     121,240
                                                   =============================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended           Six months ended
                                                       June 30,                    June 30,
                                                 2005          2004           2005         2004
                                             --------------------------- ---------------------------
Revenues:
  Patent license revenue                     $      4,412  $      4,412  $      8,824  $    258,824
                                             -------------------------------------------------------
Costs and expenses:
  Cost of revenues                                    441           441           882        63,382
  General and administrative expenses             145,259       165,912       255,506       456,993
                                             --------------------------- ---------------------------
    Total cost and expenses                       145,700       166,353       256,388       520,375
                                             --------------------------- ---------------------------
Operating loss                                   (141,288)     (161,941)     (247,564)     (261,551)
Other income (expense):
  Interest income                                       -           493            61         1,195
  Interest expense                                (24,042)      (24,127)      (47,452)      (48,209)
                                             --------------------------- ---------------------------
Net loss                                     $   (165,330) $   (185,575) $   (294,955) $   (308,565)
                                             =========================== ===========================
Net loss per share - basic and diluted:      $      (0.00) $      (0.00) $      (0.01) $      (0.01)
                                             =========================== ===========================
Shares used in computing net loss per share    42,215,096    41,871,628    42,187,348    41,868,056
                                             =========================== ===========================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                         2005            2004
                                                      --------------------------
Operating activities
Net loss                                              $ (294,955)    $ (308,565)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                           4,000          4,187
   Writedown of organizational costs                           -          1,147
   Deferred revenue                                       (8,824)        (8,823)
   Other                                                       -          3,500
   Changes in current assets and liabilities:
     Other current assets                                 19,439        (32,993)
     Accounts payable and accrued expenses               169,013         37,418
                                                      --------------------------
Net cash used in operating activities                   (111,327)      (304,129)

Investing activities
Purchases of property and equipment, net                       -         (1,012)
                                                      --------------------------
Net cash used in investing activities                          -         (1,012)

Financing activities
Proceeds from convertible notes                           75,000         25,000
                                                      --------------------------
Net cash provided by financing activities                 75,000         25,000
                                                      --------------------------
Net decrease in cash                                     (36,327)      (280,141)
Cash and cash equivalents at beginning of period          62,756        578,398
                                                      --------------------------
Cash and cash equivalents at end of period            $   26,429     $  298,257
                                                      ==========================


Supplemental cash flow information:
   Income taxes paid                                  $        -     $        -
                                                      ==========================
   Interest paid                                      $        -     $        -
                                                      ==========================

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

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the reexamination of U. S. Patent No. 6,105,007 has adversely affected the Company's patent licensing program and impeded its ability to raise additional capital resources to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of certain of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that these patents are not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed above, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007.

The Company jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2005, the Company had cash and cash equivalents of $26,429. In August 2005, the Company sold an additional $45,000 principal amount of its convertible secured notes (the "notes"). The Company has informal arrangements with certain vendors and officers under which these vendors and officers have agreed to defer all or part of the amounts payable to them until the Company has adequate resources to do so. The Company must raise additional capital to fund accrued operating expenses and continue its operations. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of notes under this program, including $45,000 principal amount of notes issued in August 2005 as discussed above. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owned approximately 12% of the Company's outstanding capital stock. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2005 and December 31, 2004. As of June 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,475,163 and $1,383,149, respectively.

     Under the terms of the note purchase agreement that governs the Company's convertible note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 and August 2005 the Company issued an additional $75,000 and $45,000, respectively, principal amount of notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital. The uncertainties of these litigation matters, the reexamination of U.
S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above have impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion ("APB") No. 29, Accounting for Nonmonetary Transactions (APB 29). SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS 153 was issued. Retroactive application is not permitted. Management believes that SFAS 153 will not have a significant impact on the Company's financial position, results of operations or cash flows.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), as amended by FASB Statements No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. Until the Company adopts SFAS 123R as discussed above in Note 1, the Company intends to continue to account for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123.

     Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                  2005          2004          2005          2004
                                               -------------------------   -------------------------
Net loss:
As reported                                    $ (165,330)   $ (185,575)   $ (294,955)   $ (308,565)
 Add: stock-based compensation expense
  included in reported net income                       -             -             -             -
 Deduct: stock-based compensation expense
  determined under the fair value based method
  for all awards                                   (1,339)       (5,277)       (4,802)      (14,334)
                                               -------------------------   -------------------------
 Pro forma net loss                            $ (166,669)   $ (190,852)   $ (299,757)   $ (322,899)
                                               =========================   =========================

 Net loss per common share:
     As reported:
       Basic and diluted                       $    (0.00)   $    (0.00)   $    (0.01)   $    (0.01)
     Pro forma:
       Basic and diluted                       $    (0.00)   $    (0.00)   $    (0.01)   $    (0.01)

     The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Compensation expense is recognized on a straight-line basis over the vesting period of each option installment. Using the Black-Scholes option-pricing model, the fair value at the date of grant for these options was estimated using the following assumptions: expected volatility, 85% to 142%; risk free rate of return, 1.99% to 6.60%; dividend yield, 0%; and expected option life, 3 years.

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

6.   Convertible Notes

     The Company has issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. As of June 30, 2005, the Company had issued an aggregate of $1,355,336 in principal amount of notes under this program. The notes bear interest at 8% and are collateralized by the Company's equity interest in its wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or second twelve months, respectively. The full amount of principal and interest under the notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2005 and December 31, 2004. As of June 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,475,163 and $1,383,149, respectively.

     The notes issued by the Company include a note in the principal amount of $125,000 issued in 2002 to the Company's Chairman and Chief Executive Officer and a note in the principal amount of $100,000 issued in 2003 to a subsidiary of The South Financial Group, which owned approximately 12% of the Company's outstanding common stock.

     The notes issued by the Company also include a note in the original principal amount of $205,336 issued in 2002 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued to AMRO. To date, AMRO has converted $124,000 principal amount and $18,081 accrued interest under its note into an aggregate of 710,407 shares of the Company's common stock.

     The contractual maturities of the principal of the Company's 8% convertible notes are as follows:

                                     June 30,      December 31,
         Maturity Date                 2005           2004
        -----------------------    ----------------------------
         June 2004                 $    706,336   $    731,336
         March 2005                     200,000        200,000
         August 2005                     25,000         25,000
         November 2005                  150,000        150,000
         December 2005                   50,000         50,000
         January 2006                    25,000         25,000
         May 2007                        75,000              -
                                   -------------  -------------
                                      1,231,336      1,181,336
         Less: current portion       (1,231,336)    (1,181,336)
                                   -------------  -------------
         Long-term portion         $          -   $          -
                                   =============  =============

7.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.   Commitments and Contingencies

     The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. Mr. Ligon has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     The Company is involved in three other lawsuits in which the Company has alleged infringement by third parties of its patents.

9.   Subsequent Events

     In August 2005, the Company issued an additional $45,000 principal amount of its convertible notes.

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

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the reexamination of U. S. Patent No. 6,105,007 has adversely affected the Company's patent licensing program and impeded its ability to raise additional capital resources to continue its operations.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of certain of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that these patents are not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed above, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2005, the Company had cash and cash equivalents of $26,429. On August 12, 2005, the Company sold an additional $45,000 principal amount of its notes. The Company has informal arrangements with certain vendors and officers under which these vendors and officers have agreed to defer all or part of the amounts payable to them until the Company has adequate resources to do so. The Company must raise additional capital to fund accrued operating expenses and continue its operations. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of notes under this program, including $45,000 principal amount of notes issued in August 2005 as discussed above. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2005 and December 31, 2004. As of June 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,475,163 and $1,383,149, respectively.

     Under the terms of the note purchase agreement that governs the Company's convertible note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 and August 2005 the Company issued an additional $75,000 and $45,000, respectively, principal amount of notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital. The uncertainties of these litigation matters, the reexamination of U.
S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above have impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical to understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of June 30, 2005 and December 31, 2004, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

     Patent license revenue. The Company recognized patent licensing revenues of $4,412 and $8,824 for the three and six month periods ended June 30, 2005, respectively, compared to $4,412 and $258,824 in the corresponding periods in 2004. During the three and six month periods ended June 30, 2005, and June 30, 2004, the Company recognized $4,412 and $8,824, respectively, related to a three-year license agreement entered into in 2002. Of the revenues recognized during the six-month period ended June 30, 2004, $250,000 was related to a settlement agreement entered into in January 2004 with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet. These revenues are not recurring.

Costs and Expenses

     Cost of revenues. Cost of revenues for the three and six month periods ended June 30, 2005 was $441 and $882, respectively, compared to $441 and $63,382 for the corresponding periods in 2004. Cost of revenues consists of commissions paid to the Company's patent licensing representatives. The decrease in cost of revenues during the six months ended June 30, 2005 compared to the corresponding period in 2004 is attributable to a settlement agreement entered into in the first quarter of 2004 for which commissions of $62,500 were paid to the Company's patent licensing representatives.

     General and administrative expenses. General and administrative expenses totaled $145,259 and $255,506 for the three and six month periods ended June 30, 2005, respectively, compared to $165,912 and $456,993 in the corresponding periods in 2004. The decrease of $20,653 for the three month period ended June 30, 2005, compared to the same period in 2004 was primarily attributable to legal fees and related expenses incurred in 2004 in conjunction with the Company's patent licensing litigation and general business matters. The decrease of $201,487 for the six month period ended June 30, 2005, compared to the same period in 2004 was primarily attributable to legal fees and related expenses incurred in 2004 in conjunction with the Temple Ligon trial, the Company's patent infringement litigation and general business matters.

     Interest expense. Interest expense for the three and six month periods ended June 30, 2005, was $24,042 and $47,452, respectively, compared to $24,127 and $48,209 for the corresponding periods in 2004. Interest expense is related to the Company's convertible notes which accrue interest at 8%. Convertible note principal outstanding at June 30, 2005, December 31, 2004, and June 30, 2004 totaled $1,231,336, $1,181,336, and $1,206,336, respectively.

Liquidity and Capital Resources

     The Company has generated net losses of $68,972,987 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2005, the Company had cash and cash equivalents of $26,429. On August 12, 2005, the Company sold an additional $45,000 principal amount of its notes. The Company has informal arrangements with certain vendors and officers under which these vendors and officers have agreed to defer all or part of the amounts payable to them until the Company has adequate resources to do so. The Company must raise additional capital to fund accrued operating expenses and continue its operations. Unless the Company raises additional capital it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of convertible secured notes under this program, including $45,000 principal amount of notes issued in August 2005 as discussed above. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which owned approximately 12% of the Company's outstanding capital stock. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2005 and December 31, 2004. As of June 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,475,163 and $1,383,149, respectively.

     Under the terms of the note purchase agreement that governs the Company's convertible note program, the Company previously was not permitted to issue any additional notes if there was an existing default under any of the notes. As discussed above, because the Company currently is in default regarding payment of principal and interest due under certain of the notes, it was not permitted to issue any additional notes under the note purchase agreement. In May 2005, the note purchase agreement was amended to remove this provision. Following this amendment, in May 2005 and August 2005 the Company issued an additional $75,000 and $45,000, respectively, principal amount of notes.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Moreover, the ongoing reexamination of U. S. Patent No. 6,105,007 will likely take an extended period of time to complete and adversely affect the Company's ability to enter into other licensing agreements. Accordingly, to remain viable it is critical that the Company raise additional capital. The uncertainties of these litigation matters, the reexamination of U.
S. Patent No. 6,105,007, and other factors affecting the Company's short and long-term liquidity discussed above have impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations, prosecute the reexamination of U. S. Patent No. 6,105,007, and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     Net cash used during the six months ended June 30, 2005, to fund operations was approximately $111,000, compared to approximately $304,000 used to fund operations for the same period in 2004. The decrease in cash used to fund operations in the first six months of 2005 primarily reflects increased deferral in the payment of certain operating expenses, which is reflected as an increase in accounts payable and accrued expenses on the June 30, 2005 balance sheet compared to the December 31, 2004 balances, and a reduction in prepaid expenses during the six- month period. At June 30, 2005 cash and liquid investments were $26,429, as compared to $62,756 at December 31, 2004. At June 30, 2005 working capital was a deficit of $1,785,288 as compared to a deficit of $1,524,772 at December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4. Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 5 is not applicable.

Item 1. Legal Proceedings

     The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. Mr. Ligon has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of certain of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that these patents are not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent Nos. 5,870,721 C1, 5,940,811 and 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As discussed previously, the PTO has granted the reexamination request filed by Federated and Ameritrade relating to U. S. Patent No. 6,105,007. The Company jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U. S. Patent No. 6,105,007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) On May 6, 2005, the Company issued $75,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

          On August 12, 2005, the Company issued $45,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

     (b)  Not applicable.

     (c)  Not applicable.

Item 3. Defaults Upon Senior Securities

     In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of convertible secured notes under this program, including $45,000 principal amount of notes issued by the Company in August 2005. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Additionally, on March 13, 2005 notes with a principal amount of $200,000 became due and payable. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of June 30, 2005 and December 31, 2004. As of the date of this report, the amount of principal and accrued interest outstanding under all of the notes was $1,532,516.

     If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2005 Annual Meeting of Stockholders of Affinity Technology Group, Inc., was held on May 26, 2005 (the "Annual Meeting"). At the Annual Meeting, Joseph
A. Boyle, Wade H. Britt III, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company. The appointment of Scott McElveen LLP as independent auditors for the year ending December 31, 2005, was also ratified. Votes cast by the stockholders of the Company at the Annual Meeting are as follows:

--------------------------------------------------------------------------------
Nominees for Director  Shares Voted in Favor  Shares Withheld   Broker Non-Votes
--------------------------------------------------------------------------------
Joseph A. Boyle              39,551,649            981,715                    -
--------------------------------------------------------------------------------
Wade H. Britt III            39,572,844            960,520                    -
--------------------------------------------------------------------------------
Robert M. Price              39,697,352            836,012                    -
--------------------------------------------------------------------------------
Peter R. Wilson              40,017,674            515,690                    -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Ratification of the selection of Scott McElveen LLP
--------------------------------------------------------------------------------
Shares Voted In Favor  Shares Voted Against  Shares Abstaining  Broker Non-Votes
--------------------------------------------------------------------------------
     39,886,698                 627,059             19,607                    -
--------------------------------------------------------------------------------

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

Date: August 15, 2005