Form 10-Q
period 2005-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2005-11-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

42,215,096 shares of Common Stock, $0.0001 par value, as of November 1, 2005.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 2005 and
       December 31, 2004...................................................   3
     Condensed Consolidated Statements of Operations for the three and
       nine months ended September 30, 2005 and 2004.......................   4
     Condensed Consolidated Statements of Cash Flows for the nine months
       ended September 30, 2005 and 2004...................................   5
     Notes to Condensed Consolidated Financial Statements..................   6
  ITEM 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................  13
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......  18
  ITEM 4. Controls and Procedures..........................................  18
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings................................................  18
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......  19
  ITEM 3. Defaults Upon Senior Securities..................................  19
  ITEM 6. Exhibits.........................................................  20
Signature..................................................................  20



                 Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of existing and future challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, if any holder of the convertible notes issued by the Company takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                               September 30,
                                                                   2005            December 31,
                                                               (Unaudited)            2004
                                                             ----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $       15,307     $       62,756
  Prepaid expenses                                                   25,898             47,235
                                                             ----------------------------------
Total current assets                                                 41,205            109,991
  Property and equipment, net                                         6,023             11,249
                                                             ----------------------------------
Total assets                                                 $       47,228     $      121,240
                                                             ==================================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                           $       86,912     $       21,502
  Accrued expenses                                                  595,524            417,219
  Convertible notes                                               1,276,336          1,181,336
  Deferred revenue                                                    1,471             14,706
                                                             ----------------------------------
Total current liabilities                                         1,960,243          1,634,763
                                                             ----------------------------------
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   60,000,000 shares, issued 44,383,104 and 44,230,910
   shares at September 30, 2005 and December 31, 2004,
   respectively                                                       4,438              4,423
  Additional paid-in capital                                     70,695,797         70,665,373
  Treasury Stock, at cost (2,168,008 shares at
   September 30, 2005 and December 31, 2004)                     (3,505,287)        (3,505,287)
  Accumulated deficit                                           (69,107,963)       (68,678,032)
                                                             ----------------------------------
Total stockholders' deficiency                                   (1,913,015)        (1,513,523)
                                                             ----------------------------------
Total liabilities and stockholders' deficiency               $       47,228     $      121,240
                                                             ==================================


See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                Three months ended            Nine months ended
                                                   September 30,                 September 30,
                                                2005          2004            2005          2004
                                            --------------------------    --------------------------
Revenues:
  Patent license revenue                    $     4,411   $     4,411     $    13,235   $   263,235
  Other income                                      -          18,600             -          18,600
                                            --------------------------    --------------------------
    Total revenue                                 4,411        23,011          13,235       281,835
Costs and expenses:
  Cost of revenues                                  442           442           1,324        63,824
  General and administrative expenses           113,912       142,685         369,418       599,678
                                            --------------------------    --------------------------
    Total cost and expenses                     114,354       143,127         370,742       663,502
                                            --------------------------    --------------------------
Operating loss                                 (109,943)     (120,116)       (357,507)     (381,667)
Other income (expense)
  Interest income                                    85           445             146         1,640
  Interest expense                              (25,118)      (24,126)        (72,570)      (72,335)
  Litigation accrual reversal                       -         386,148             -         386,148
                                            --------------------------    --------------------------
Net income (loss)                           $  (134,976)  $   242,351     $  (429,931)  $   (66,214)
                                            ==========================    ==========================
Net income (loss) per share -
  basic and diluted:                        $     (0.00)  $      0.01     $     (0.01)  $     (0.00)
                                            ==========================    ==========================
Shares used in computing net
  income (loss) per share                    42,215,096    41,914,485      42,196,699    41,883,646
                                            ==========================    ==========================


See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                 2005                2004
                                                            ----------------------------------
Operating activities
Net loss                                                    $    (429,931)      $     (66,214)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                    5,226               6,213
   Writedown of organizational costs                                  -                 1,147
   Deferred revenue                                               (13,235)            (13,235)
   Litigation accrual reversal                                        -              (386,148)
   Other                                                             (305)            (15,100)
   Changes in current assets and liabilities:
     Other current assets                                          21,337             (37,300)
     Accounts payable and accrued expenses                        249,154              66,769
                                                            ----------------------------------
Net cash used in operating activities                            (167,754)           (443,868)

Investing activities
Sale of property and equipment, net                                   305              17,588
                                                            ----------------------------------
Net cash provided by investing activities                             305              17,588

Financing activities
Proceeds from convertible notes                                   120,000              25,000
                                                            ----------------------------------
Net cash provided by financing activities                         120,000              25,000
                                                            ----------------------------------

Net decrease in cash                                              (47,449)           (401,280)
Cash and cash equivalents at beginning of period                   62,756             578,398
                                                            ----------------------------------
Cash and cash equivalents at end of period                  $      15,307       $     177,118
                                                            ==================================


Supplemental cash flow information:
   Income taxes paid                                        $         -         $         -
                                                            ==================================
   Interest paid                                            $         -         $         -
                                                            ==================================


See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                   Notes to Condensed Consolidated Statements
                                   (Unaudited)

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

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2005, the Company had cash and cash equivalents of $15,307. The Company has informal arrangements with certain vendors and officers under which these vendors and officers have agreed to defer all or part of the amounts payable to them until the Company has adequate resources to do so. The Company must raise additional capital to fund accrued operating expenses and continue its operations. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any holder of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of notes under this program. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding capital stock. (The South Financial Group has transferred its stock in the Company to The South Financial Group Foundation.) The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Since that time, additional notes with an aggregate principal amount of $375,000 have matured. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2005 and December 31, 2004. As of September 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,545,280 and $1,383,149, respectively.

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

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation or if the Company is forced to retry this case, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

3.   New Accounting Standards

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R). This accounting standard, which is effective for interim and annual periods beginning after January 1, 2006, requires the recognition of compensation expense related to stock options under SFAS 123. The United States Securities and Exchange Commission (SEC) announced on April 14,

2005 that it approved a phased-in implementation process for SFAS 123R. Under the new SEC implementation process, the Company's effective date for adopting SFAS 123R was extended six months. The Company plans to adopt SFAS 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.01 per share in 2006.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006 and does not anticipate that the adoption of this standard will have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

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

         Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                              2005         2004             2005         2004
                                           ------------------------      ------------------------
Net loss:
As reported                                $ (134,976)  $  242,351       $ (429,931)  $  (66,214)
Add: stock-based compensation expense
  included in reported net income                 -            -                -            -
Deduct: stock-based compensation
  expense determined under the fair
  value based method for all awards              (899)      (4,402)          (5,701)     (18,736)
                                           ------------------------      ------------------------
Pro forma net loss                         $ (135,875)  $  237,949       $ (435,632)  $  (84,950)
                                           ========================      ========================

Net loss per common share:
  As reported:
    Basic and diluted                      $    (0.00)  $     0.01       $    (0.01)  $    (0.00)
  Pro forma:
    Basic and diluted                      $    (0.00)  $     0.01       $    (0.01)  $    (0.00)


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

6.   Convertible Notes

         The Company has issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. As of September 30, 2005, the Company had issued an aggregate of $1,400,336 in principal amount of notes under this program. The notes bear interest at 8% and are collateralized by the Company's equity interest in its wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share. The Company may prepay the notes subject to a prepayment penalty of 8% and 4% if the prepayment occurs within the first twelve months or second twelve months, respectively. The full amount of principal and interest under the notes generally becomes payable in full on the second anniversary of the date on which these notes were issued.

However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Since that time, additional notes with an aggregate principal amount of $375,000 have matured. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2005 and December 31, 2004. As of September 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,545,280 and $1,383,149, respectively.

         The notes issued by the Company include a note in the principal amount of $125,000 issued in 2002 to the Company's Chairman and Chief Executive Officer and a note in the principal amount of $100,000 issued in 2003 to a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding common stock. (The South Financial Group has transferred its stock in the Company to The South Financial Group Foundation.)

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

         The contractual maturities of the principal of the Company's 8% convertible notes are as follows:


                                            September 30,    December 31,
              Maturity Date                     2005             2004
              -----------------------    -------------------------------
              June 2004                  $      706,336         $731,336
              March 2005                        200,000          200,000
              August 2005                        25,000           25,000
              November 2005                     150,000          150,000
              December 2005                      50,000           50,000
              January 2006                       25,000           25,000
              May 2007                           75,000              -
              August 2007                        45,000              -
                                         --------------   --------------
                                              1,276,336        1,181,336
              Less: current portion          (1,276,336)      (1,181,336)
                                         --------------   --------------
              Long-term portion          $          -     $          -
                                         ==============   ==============


7.   Segment Information

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.   Commitments and Contingencies

         The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. Mr. Ligon has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation or if the Company is forced to retry the case, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         The Company is involved in three other lawsuits in which the Company has alleged infringement by third parties of its patents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of existing and future challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, if any holder of the convertible notes issued by the Company takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth under the caption "Business Risks" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated.

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

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2005, the Company had cash and cash equivalents of $15,307. The Company has informal arrangements with certain vendors and officers under which these vendors and officers have agreed to defer all or part of the amounts payable to them until the Company has adequate resources to do so. The Company must raise additional capital to fund accrued operating expenses and continue its operations. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any holder of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of notes under this program. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding capital stock. (The South Financial Group has transferred its stock in the Company to The South Financial Group Foundation.) The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Since that time, additional notes with an aggregate principal amount of $375,000 have matured. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2005 and December 31, 2004. As of September 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,545,280 and $1,383,149, respectively.

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

         The Company is a defendant in a lawsuit brought by Temple Ligon, who claims that the Company breached an agreement to give him a 1% equity interest in the Company in consideration of services he claims to have performed in 1993 and 1994 in conjunction with the formation of the Company. In January 2004, this litigation resulted in a jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation or if the Company is forced to retry the case, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

         The Company applies certain accounting policies, which are critical to understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of September 30, 2005 and December 31, 2004, the Company recorded a valuation allowance that reduced its deferred tax assets to equal its deferred tax liability.

Results of Operations

Revenues

         Patent license revenue. The Company recognized patent licensing revenues of $4,411 and $13,235 for the three and nine month periods ended September 30, 2005, respectively, compared to $4,411 and $263,235 in the corresponding periods in 2004. During the three and nine month periods ended September 30, 2005, and September 30, 2004, the Company recognized $4,411 and $13,235, respectively, related to a three-year license agreement entered into in 2002. Of the revenues recognized during the nine month period ended September 30, 2004, $250,000 was related to a settlement agreement entered into in January 2004 with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet. These revenues are not recurring.

Costs and Expenses

         Cost of revenues. Cost of revenues for the three and nine month periods ended September 30, 2005 was $442 and $1,324, respectively, compared to $442 and $63,824 for the corresponding periods in 2004. Cost of revenues consists of commissions paid to the Company's patent licensing representatives. The decrease in cost of revenues during the nine months ended September 30, 2005 compared to the corresponding period in 2004 is attributable to a settlement agreement entered into in the first quarter of 2004 for which commissions of $62,500 were paid to the Company's patent licensing representatives.

         General and administrative expenses. General and administrative expenses totaled $113,912 and $369,418 for the three and nine month periods ended September 30, 2005, respectively, compared to $142,685 and $599,678 in the corresponding periods in 2004. The decrease of $28,773 for the three month period ended September 30, 2005, compared to the same period in 2004 was due primarily to reduced compensation, legal expenses and rent expenses incurred in 2005 compared to 2004. The decrease of $230,260 for the nine month period ended September 30, 2005, compared to the same period in 2004 was due primarily to reduced rent and legal expenses incurred in 2005 as compared to 2004. The reduction in legal expenses was primarily attributable to the expenses associated with the Temple Ligon trial of approximately $175,000 incurred in early 2004 which were nonrecurring in 2005.

         Interest expense. Interest expense for the three and nine month periods ended September 30, 2005, was $25,118 and $72,570, respectively, compared to $24,126 and $72,335 for the corresponding periods in 2004. Interest expense is related to the Company's convertible notes which accrue interest at 8%. Convertible note principal outstanding at September 30, 2005, December 31, 2004, and September 30, 2004 totaled $1,276,336, $1,181,336, and $1,206,336, respectively.

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

Liquidity and Capital Resources

         The Company has generated net losses of $69,107,963 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2005, the Company had cash and cash equivalents of $15,307. The Company has informal arrangements with certain vendors and officers under which these vendors and officers have agreed to defer all or part of the amounts payable to them until the Company has adequate resources to do so. The Company must raise additional capital to fund accrued operating expenses and continue its operations. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any holder of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of notes under this program. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding capital stock. (The South Financial Group has transferred its stock in the Company to The South Financial Group Foundation.) The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Since that time, additional notes with an aggregate principal amount of $375,000 have matured. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2005 and December 31, 2004. As of September 30, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,545,280 and $1,383,149, respectively.

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

         Net cash used during the nine months ended September 30, 2005, to fund operations was approximately $168,000, compared to approximately $444,000 used to fund operations for the same period in 2004. The decrease in cash used to fund operations in the first nine months of 2005 primarily reflects increased deferral in the payment of certain operating expenses, which is reflected as an increase in accounts payable and accrued expenses on the September 30, 2005 balance sheet compared to the December 31, 2004 balances, and a reduction in prepaid expenses during 2005. At September 30, 2005 cash and liquid investments were $15,307, as compared to $62,756 at December 31, 2004. At September 30, 2005 working capital was a deficit of $1,919,038 as compared to a deficit of $1,524,772 at December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

         There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Items 4 and 5 are not applicable.

Item 1.  Legal Proceedings

         The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. Following this verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. Mr. Ligon has appealed the trial judge's ruling to the South Carolina Court of Appeals. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation or if the Company is forced to retry the case, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries ("Federated") alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. ("Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina ("Columbia Federal Court"), and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. It is likely that it will take an extended period of time to complete the reexamination proceedings and the related litigation with Federated and Ameritrade. Moreover, the reexamination of U. S. Patent No. 6,105,007 will likely have a material adverse effect on the Company's patent licensing program and its ability to attract additional capital resources in order to continue its operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) On August 12, 2005, the Company issued $45,000 principal amount of its convertible secured notes to an accredited investor for cash in a transaction exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

     (b)      Not applicable.

     (c)      Not applicable.

Item 3.  Defaults Upon Senior Securities

         In 2002 the Company initiated a convertible note program under which it is authorized to issue up to $1,500,000 principal amount of its notes. To date, the Company has issued an aggregate of $1,400,336 principal amount of convertible secured notes under this program. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The full amount of principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         On June 2, 2004, notes with a principal amount of $756,336 became due and payable. Since that time, additional notes with an aggregate principal amount of $375,000 have matured. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of September 30, 2005 and December 31, 2004. As of the date of this report, the amount of principal and accrued interest outstanding under all of the notes was $1,558,043.

         If any holder of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Item 6.  Exhibits


Exhibit Number     Description

      3.1          Certificate of Incorporation of Affinity Technology Group,
                    Inc., which is hereby incorporated by reference to Exhibit
                    3.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
      3.2          Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
      4            Letter Agreement, dated April 4, 2005, between Affinity
                    Technology Group, Inc. and the holders of a majority of the outstanding principle amount of the 8% Convertible Secured Notes.
     31            Rule 13a-14(a) / 15d-14(a) Certifications
     32            Section 1350 Certifications



                                   SIGNATURES

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


Date: November 14, 2005