Form 10-K
period 2005-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2006-03-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $3,253,000 as of June 30, 2005. For purposes of such calculation, persons who hold more than 10% of the outstanding shares of Common Stock, directors and officers of the Registrant and certain of their immediate family members have been treated as affiliates. This determination is not conclusive.

     There were 42,225,096 shares of the Registrant's Common Stock outstanding as of March 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's proxy statement with respect to the 2006 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

         Item 1 of this Form 10-K entitled "Business" and Item 7 of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are inherently uncertain and actual results could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements should be considered in the context of the business risks set forth below in Item 1A, "Risk Factors."

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

         Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The Company has jointly, with
Federated, Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified that the PTO has concluded the reexamination of U.S. Patent No. 6,105,007 and has issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. The Company expects to request that the stay of the lawsuits against Federated, Ameritrade and Household be lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household. Moreover, protracted litigation with Federated, Ameritrade and Household may have a material adverse effect on the Company's patent licensing program and impede its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2005, the Company had cash and cash equivalents of $13,776. As of March 31, 2006, the Company had almost completely exhausted its remaining cash resources. Unless it secures additional capital immediately, the Company may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Since 2002, the Company has issued an aggregate of $1,425,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2005. As of December 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906 and $1,383,149, respectively.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

         The Company was incorporated as a Delaware corporation in 1994. Its principal executive offices are located at 8807-A Two Notch Road, Columbia, South Carolina 29223, and its telephone number is (803) 758-2511.

         PATENT LICENSING AGENT

         On May 27, 2003, decisioning.com entered into a legal representation agreement with Withrow & Terranova, PLLC, pursuant to which decisioning.com appointed Withrow & Terranova, PLLC as its exclusive representative for the solicitation and negotiation of agreements to license decisioning.com's patents. (This arrangement replaced the former patent licensing agent agreement between decisioning.com and Information Ventures LLC d/b/a LPS Group, which was terminated on April 30, 2003.) Under the agreement, Withrow & Terranova, PLLC has agreed to promote, market, solicit, and negotiate the licensing of patents with third parties and to represent decisioning.com as legal counsel in connection with any patent litigation associated with the enforcement of the patents. As compensation for its services under the agreement, Withrow & Terranova will receive 25% of all revenues received by decisioning.com under any patent agreements and 25% of all amounts paid in settlement of any patent litigation commenced by the Company. The term of the agreement is for the life of the patents, subject to either party's right to terminate the agreement for "cause," as specified in the agreement, and without cause following the third anniversary of the agreement. If the agreement is terminated by decisioning.com, Withrow & Terranova, PLLC will be entitled to continue to receive compensation attributable to patent agreements negotiated prior to termination and, if such termination is without cause, compensation for certain future patent agreements.

         COMPETITION

         The market for technologies that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, new product introductions and competition from traditional methods having all or some of the same features as technologies enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants. There can be no assurance that the technologies covered by the Company's patents will be competitive technologically or otherwise.

         Electronic commerce technologies in general, including the methods covered by the Company's patents, compete with traditional methods for processing financial transactions. The success of the Company's patent licensing efforts will depend in part on consumer acceptance of electronic commerce and industry use of systems that are covered by the Company's patents.

         INTELLECTUAL PROPERTY

         The Company was issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). Both of the Company's patents covering fully automated loan processing systems expire in 2013 and have been subject to reexamination by the PTO at the request of third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U.S. Patent No. 5,940,811.

         In August 2000, the Company was issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No. 6,105,007). The patent expires in 2013. On June 23, 2004, the Company was notified by the PTO that it had granted a reexamination request previously filed by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") to reexamine U. S. Patent No. 6,105,007. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The Company has jointly, with Federated,
Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified by the PTO that the reexamination had been concluded and that all of the claims of U.S. Patent No. 6,105,007 had been allowed. The Company expects to request that the stay of the lawsuits against Federated, Ameritrade and Household be lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household.

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

         EMPLOYEES

         At December 31, 2005, the Company employed 1 full-time employee and one part-time employee, compared to 3 full-time employees at December 31, 2004. The Company has no collective bargaining agreements.

ITEM 1A. RISK FACTORS

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

         LIMITED CAPITAL RESOURCES; OPERATING LOSSES

         The Company has generated net losses of $69,244,419 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2005, the Company had cash and cash equivalents of $13,776. As of March 31, 2006, the Company had almost completely exhausted its remaining cash resources. Unless it secures additional capital immediately, the Company may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Since 2002, the Company has issued an aggregate of $1,425,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2005. As of December 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906 and $1,383,149, respectively.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

         In order to fund its operations, the Company may need to raise additional funds through the issuance of additional convertible debt or equity securities, in which case the percentage ownership of the stockholders of the Company may be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations.

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

         The Company is further subject to the risk that negotiations to license its patents may be lengthy and that it may be necessary for the Company to become involved in litigation to assert and protect its intellectual property rights. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As a result, the Company has been forced to become involved in litigation with alleged infringers. Currently, the Company is involved in three patent litigation actions. The Company believes that these lawsuits may take an extended period of time to complete. No assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Prolonged patent litigation could have a material adverse effect on the Company's business, operating results and financial position.

         CHALLENGES TO PATENTS

         Both of the Company's patents covering fully-automated loan processing systems have been subject to reexamination by the PTO as a result of requests by third parties who have challenged the validity of the patents. On January 28, 2003, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate relating to the completion of the PTO's reexamination of U.S. Patent No. 5,940,811.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The Company has jointly, with
Federated, Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified that the PTO has concluded the reexamination of U.S. Patent No. 6,105,007 and has issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. The Company expects to request that the stay of the lawsuits against Federated, Ameritrade and Household be lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household. Moreover, protracted litigation with Federated, Ameritrade and Household may have a material adverse effect on the Company's patent licensing program and impede its ability to attract additional capital resources in order to continue its operations.

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

         RISK OF SUBSTANTIAL DILUTION

         The Company has issued convertible notes that are convertible into common stock at $0.20 per share, which could be substantially less than the market price of the common stock at the time of conversion. The issuance of stock at a price that is less than the market price could have an immediate adverse effect on the market price of the Company's common stock. In addition, the Company has issued options and warrants to acquire shares of its common stock, and the Company may issue additional convertible notes or warrants in connection with financing arrangements and may grant additional stock options under its stock option plan that may further dilute the Company's common stock. The exercise of such securities would have a dilutive effect on the Company's common stock. Also, to the extent that persons who acquire shares under all the foregoing agreements sell those shares in the market, the price of the Company's shares may decrease due to additional shares in the market.

         VOLATILITY OF STOCK PRICE AND RISK OF LITIGATION

         The Company's common stock price has been volatile and has experienced substantial and sudden fluctuations in response to a number of events and factors. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many companies directly and indirectly involved in the technology sector, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 8807-A Two Notch Road in Columbia, South Carolina. Such office space encompasses approximately 300 square feet and is currently under a month-to-month lease. The Company also leases warehouse space located in Columbia, South Carolina, which encompasses approximately 4,000 square feet. Such space is under a month-to-month lease.

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

         In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified that the PTO has concluded the reexamination of U.S. Patent No. 6,105,007 and has issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. The Company expects to request that the stay of the lawsuits against Federated and Ameritrade be lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household.

         In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The
Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. The Company has jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007. As discussed above, the PTO has concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the Company expects to request that the stay of the lawsuit against Household be lifted so that the lawsuit may proceed in the Columbia Federal Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  NAME                   AGE     POSITION WITH THE COMPANY
-----------------        ---     -------------------------
  Joseph A. Boyle        52      Chairman, President, Chief Executive
                                 Officer, and Chief Financial Officer
  S. Sean Douglas        37      Executive Vice President and
                                 Chief Operating Officer

JOSEPH A. BOYLE became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000. Mr. Boyle has previously served as Secretary and Treasurer of the Company. To conserve the Company's limited financial resources, Mr. Boyle has from time to time reduced his time commitment to and compensation received from the Company. Since January 3, 2005, Mr. Boyle has performed consulting services for a local financial institution. From April 2003 to August 2004, Mr. Boyle also was a partner of Elliott Davis, LLC, a South Carolina public accounting firm. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Since February 12, 2001, the Company's common stock has traded on the OTC Bulletin Board under the symbol "AFFI." The Company's common stock traded on the Nasdaq SmallCap Market from March 27, 2000 to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market. The following table presents the high and low sales prices of the Company's Common Stock for the periods indicated during 2005 and 2004 as reported by the OTC Bulletin Board. As of March 6, 2006, there were 443 stockholders of record of the Common Stock.

                                                     SALES PRICE PER SHARE
                                                     ---------------------
                                                      HIGH            LOW
                                                     ------          -----
                               2005
                               First Quarter          0.19           0.05
                               Second Quarter         0.15           0.06
                               Third Quarter          0.10           0.06
                               Fourth Quarter         0.10           0.05
                               2004
                               First Quarter          0.17           0.09
                               Second Quarter         0.12           0.06
                               Third Quarter          0.07           0.04
                               Fourth Quarter         0.09           0.04

              The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

              On December 13, 2005, the Company issued $25,000 principal amount of its convertible secured notes to an accredited investor for cash in a transaction exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.20 per share.

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

                                                                 Year Ended December 31,
                                               2005           2004           2003            2002            2001
                                       -------------------------------------------------------------------------------
Statement of Operations Data:
Revenues                                   $    20,261    $   287,298     $   517,647    $    185,960    $  1,285,944
Cost and expenses:
    Cost of revenues                             2,026         64,265           1,765          16,846          63,751
    Research and development                         -              -               -               -         496,441
    Impairment loss                                  -              -               -               -         448,945
    Selling, general and
      administrative expenses                  486,607        732,285         996,711       1,406,841       3,847,807
                                       -------------------------------------------------------------------------------
Total costs and expenses                       488,633        796,550         998,476       1,423,687       4,856,944
                                       -------------------------------------------------------------------------------
Operating loss                                (468,372)      (509,252)       (480,829)     (1,237,727)     (3,571,000)
Interest income                                    182          1,967             694           1,643          10,101
Interest expense                               (98,197)       (95,990)        (80,373)        (70,334)       (115,557)
Litigation accrual reversal                          -        386,148               -               -               -
                                       -------------------------------------------------------------------------------
Loss from continuing operations               (566,387)      (217,127)       (560,508)     (1,306,418)     (3,676,456)
Income from operations of
    discontinued subsidiary                          -              -               -               -         467,188
Gain on disposal of subsidiary                       -              -               -               -         891,569
                                       -------------------------------------------------------------------------------
Net loss                                   $  (566,387)   $  (217,127)    $  (560,508)   $ (1,306,418)   $ (2,317,699)
                                       ===============================================================================
Loss per share - basic and diluted
    Continuing operations                  $     (0.01)   $     (0.01)    $     (0.01)   $      (0.03)   $      (0.10)
                                       ===============================================================================
    Net loss per share                     $     (0.01)   $     (0.01)    $     (0.01)   $      (0.03)   $      (0.06)
                                       ===============================================================================
Shares used in computing
    net loss per share                      42,207,884     41,926,272      41,512,897      40,707,108      38,004,089
                                       ===============================================================================

                                                                          December 31,
                                              2005            2004            2003            2002          2001
                                          ------------------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents                 $     13,776     $    62,756     $   578,398      $ 156,780      $  27,720
Working capital                             (1,992,056)     (1,524,772)       (909,356)       (82,512)       117,477
Total assets                                   152,311         121,240         618,002        234,848        927,657
Convertible debenture                                -               -               -              -        225,090 (1)
Convertible notes and accrued interest       1,595,906 (4)   1,383,149 (3)   1,291,841  (2)   868,427              -
Stockholder's equity (deficiency)           (2,048,371)     (1,513,523)     (1,329,579)      (908,230)       343,438


------------------------------------------

(1) Amounts outstanding under the convertible debenture as of December 31, 2001, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2001, set forth above.

(2) $756,336 of the amount outstanding under the convertible notes as of December 31, 2003, was classified as a current liability and, accordingly, is included in the working capital of the Company at December 31, 2003, set forth above.

(3) All amounts outstanding under the convertible notes as of December 31, 2004, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2004, set forth above.

(4) All amounts outstanding under the convertible notes as of December 31, 2005, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2005, set forth above.

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

         In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U. S. Patent No. 5,870,721 and No. 5,940,811). In August 2000, the U.S. Patent and Trademark Office issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U. S. Patent No. 6,105,007). In addition, in 1997 the Company acquired a patent that covers the automated processing of an insurance binder through a kiosk (U. S. Patent No. 5,537,315).

         Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The Company has jointly, with
Federated, Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified that the PTO has concluded the reexamination of U.S. Patent No. 6,105,007 and has issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. The Company expects to request that the stay of the lawsuits against Federated, Ameritrade and Household be lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household. Moreover, protracted litigation with Federated, Ameritrade and Household may have a material adverse effect on the Company's patent licensing program and impede its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2005, the Company had cash and cash equivalents of $13,776. As of March 31, 2006, the Company had almost completely exhausted its remaining cash resources. Unless it secures additional capital immediately, the Company may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Since 2002, the Company has issued an aggregate of $1,425,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2005. As of December 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906 and $1,383,149, respectively.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

CRITICAL ACCOUNTING POLICIES

         The Company applies certain accounting policies which are important in understanding the Company's results of operations and the information presented in the consolidated financial statements. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its financial statements and include the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assets to zero

RESULTS OF OPERATIONS

         REVENUES. The Company's revenues from continuing operations were $20,261, $287,298 and $517,647 for the years ended December 31, 2005, 2004, and
2003, respectively. The types of revenue recognized by the Company are as follows:


                                                                        Years ended December 31,
                                           2005                           2004                          2003
                               ---------------------------    ---------------------------    ---------------------------
                                                    % of                           % of                           % of
                                   Amount           Total         Amount           Total          Amount          Total
                               ---------------     --------    --------------     --------    ---------------    --------
Patent license revenue            $20,261            100.0       $ 267,647           93.2        $ 17,647            3.4
Other income                            -                -          19,651            6.8         500,000           96.6
                               ---------------     --------    --------------     --------    ---------------    --------
                                  $20,261            100.0       $ 287,298          100.0        $517,647          100.0
                               ===============     ========    ==============     ========    ===============    ========


         PATENT LICENSE REVENUE. The Company recognized patent licensing revenue of $20,261, $267,467 and $17,647 in 2005, 2004 and 2003, respectively. In 2005,
2004 and 2003, the Company recognized patent licensing revenue associated with the annual fee from one patent license agreement executed in 1999. Of the total amount recognized in 2004, $250,000 was related to a settlement agreement with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet and is non-recurring.


         OTHER INCOME. In 2005, the Company recognized no amounts classified as other income. In 2004, other income consisted exclusively of non-recurring miscellaneous income items primarily associated with the sale of equipment no longer needed in the operation of the Company's business. In 2003, other income of $500,000 related exclusively to amounts received by the Company as a result of the settlement of a lawsuit.

COSTS AND EXPENSES

         COSTS OF REVENUES. Costs of revenues from continuing operations for the years ended December 31, 2005, 2004, and 2003 were $2,026, $64,265 and $1,765, respectively. Cost of revenues consists of commissions paid to the Company's patent licensing agents.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses for the year ended December 31, 2005, were $486,607, compared to $732,285 and $996,711 for the years ended December 31, 2004 and 2003, respectively.

         G&A expenses during 2005 consisted primarily of personnel expense of approximately $248,000; professional fees of approximately $139,000; depreciation and amortization expense of approximately $6,000; rent expense of approximately $26,000; and insurance and taxes of approximately $56,000.

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

         The decrease in G&A in 2005 compared to 2004 and 2004 compared to 2003 is due the continued reduction of the Company's activities over the past three years and curtailment of other expenses. G&A expenses were lower in all material categories in 2005 compared to 2004. G&A expenses were lower in all material categories in 2004 compared to 2003, except for personnel expense and professional fees. The approximately $6,000 increase in personnel expense in 2004 compared to 2003 was attributable to the full-time employment of the Company's President and CEO for four months in 2004 compared to three months in 2003. The approximately $52,000 increase in professional fees in 2004 compared to 2003 was primarily attributable to legal expenses incurred with respect to the Temple Ligon trial.

INTEREST INCOME

         Interest income was $182,  $1,967 and $694 during 2005, 2004, and 2003, respectively, and primarily reflects interest income attributable to cash balances.

INTEREST EXPENSE

         Interest  expense was $98,197,  $95,990 and $80,373 in 2005,  2004, and
2003, respectively. Interest expense is primarily associated with the interest on $1,425,336 aggregate principal amount of convertible notes issued in installments in June 2002 ($830,336), March 2003 ($200,000), August 2003
($25,000),  November  2003  ($150,000),  December 2003  ($50,000),  January 2004
($25,000),  May  2005  ($75,000),   August  2005  ($45,000)  and  December  2005
($25,000). The increase in interest expense in 2005 compared to 2004 and 2004 compared to 2003 is attributable to the increase in the average amounts of the convertible notes outstanding.

LITIGATION ACCRUAL REVERSAL

         The Company has been a defendant in a lawsuit which resulted in a jury verdict against the Company in January 2004. The Company had recorded a reserve for the estimated loss in this litigation of $386,148 as a result of the jury verdict. In July 2004 the trial judge ruled on post-trial motions submitted by the Company and set aside the jury verdict, and accordingly, in the third quarter of 2004, the Company reversed the $386,148 accrual and recognized a like amount as other income.

INCOME TAXES

         The Company has recorded a valuation allowance for the full amount of its net deferred income tax assets as of December 31, 2005, 2004, and 2003, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated net losses of $69,244,419 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2005, the Company had cash and cash equivalents of $13,776. As of March 31, 2006, the Company had almost completely exhausted its remaining cash resources. Unless it secures additional capital immediately, the Company may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Since 2002, the Company has issued an aggregate of $1,425,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2005. As of December 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906 and $1,383,149, respectively.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

         Net cash used during the year ended December 31, 2005, to fund operations was approximately $194,000, compared to approximately $558,000 and $44,000 for 2004 and 2003, respectively. The decrease in cash used to fund operations during 2005 as compared to 2004 primarily reflects lower operating expenses in 2005, an increase in the deferral of the payment of certain operating expenses in 2005, which is reflected as an increase in accounts payable, accrued expenses, and accrued compensation and related benefits on the December 31, 2005 balance sheet compared to December 31, 2004 balances, and a reduction in prepaid expenses in 2005. In 2003, the Company received $500,000 in conjunction with the settlement of a lawsuit which significantly reduced cash used to fund its operations. At December 31, 2005, 2004, and 2003, cash and liquid investments were $13,776, $62,756 and $578,398, respectively, and working capital was ($1,992,056), ($1,524,772) and ($909,356), respectively. For purposes of determining working capital at December 31, 2005 and 2004, $1,595,906 and $1,383,149, respectively, of principal and accrued interest under the Company's convertible notes are included as current liabilities.

CONTRACTUAL OBLIGATIONS

         The following table sets forth the Company's long-term debt and other obligations at December 31, 2005.


                                                                         Payment Due By Period
                                                        ---------------------------------------------------------
                                                                                                      More than
                                           Total        Less than 1 year      1-3 years    3-5 years   5 years
                                     ----------------------------------------------------------------------------
Convertible Notes (1)                       $ 1,595,906     $ 1,595,906          $ -         $ -          $ -
Operating Lease Obligations                       1,700           1,700            -           -            -
Purchase Obligations                                  -               -            -           -            -
                                     ---------------------------------------------------------------------------
Total                                       $ 1,597,606     $ 1,597,606          $ -         $ -          $ -
                                     ===========================================================================

(1) Convertible notes consist of the Company's convertible notes, including accrued interest, which have become immediately due and payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Affinity Technology Group, Inc.
Columbia, South Carolina

         We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


                           /s/ SCOTT McELVEEN, L.L.P.


Columbia, South Carolina
March 13, 2006, except for Note 1
  which is as of March 30, 2006

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                         2005            2004
                                                                    ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $     13,776    $     62,756
  Receivables                                                            100,000               -
  Prepaid expenses                                                        33,739          47,235
                                                                    ----------------------------
Total current assets                                                     147,515         109,991
Property and equipment, net                                                4,796          11,249
                                                                    ----------------------------
Total assets                                                        $    152,311    $    121,240
                                                                    ============================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                  $    119,768    $     21,502
  Accrued expenses                                                       362,018         277,329
  Accrued compensation and related benefits                              323,116         139,890
  Convertible notes                                                    1,301,336       1,181,336
  Current portion of deferred revenue                                     33,333          14,706
                                                                    ----------------------------
Total current liabilities                                              2,139,571       1,634,763
Deferred revenue                                                          61,111               -

Commitments and contingent liabilities Stockholders' deficiency:
  Common  stock,  par  value
     $0.0001; authorized  60,000,000 shares, issued
     44,393,104 shares in 2005 and 44,230,910
     shares in 2004                                                        4,439           4,423
  Additional paid-in capital                                          70,696,896      70,665,373
  Treasury stock, at cost (2,168,008 shares at
     December 31, 2005 and 2004)                                      (3,505,287)     (3,505,287)
  Accumulated deficit                                                (69,244,419)    (68,678,032)
                                                                    ----------------------------
Total stockholders' deficiency                                        (2,048,371)     (1,513,523)
                                                                    ----------------------------
Total liabilities and stockholders' deficiency                      $    152,311    $    121,240
                                                                    ============================

See accompanying notes.


                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         YEARS ENDED DECEMBER 31,
                                                    2005          2004            2003
                                              --------------------------------------------
Revenues:
   Patent license revenue                     $     20,261    $    267,647    $     17,647
   Other income                                          -          19,651         500,000
                                              --------------------------------------------
                                                    20,261         287,298         517,647
                                              --------------------------------------------
Costs and expenses:
   Cost of revenues                                  2,026          64,265           1,765
   General and administrative expenses             486,607         732,285         996,711
                                              --------------------------------------------
                                                   488,633         796,550         998,476
                                              --------------------------------------------
Operating loss                                    (468,372)       (509,252)       (480,829)
Other income (expenses):
   Interest income                                     182           1,967             694
   Interest expense                                (98,197)        (95,990)        (80,373)
   Litigation accrual reversal                           -         386,148               -
                                              --------------------------------------------
Net loss                                      $   (566,387)   $   (217,127)   $   (560,508)
                                              ============================================
Net loss per share - basic and diluted        $      (0.01)   $      (0.01)   $      (0.01)
                                              ============================================
Shares used in computing net loss per share     42,207,884      41,926,272      41,512,897
                                              ============================================

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                Common Stock
                               ----------------------
                                                                                                                     Total
                                                         Common                                                  Stockholders'
                                                        Additional      Stock                   Accumulated          Equity
                                Shares        Amount   Paid-in Capital Warrants  Treasury Stock   Deficit          (Deficiency)
                               -----------------------------------------------------------------------------------------------
Balance at December 31, 2002   43,049,363    $ 4,305   $ 70,441,149  $ 52,000     $(3,505,287)  $ (67,900,397)     $ (908,230)
Expiration of warrants                  -          -         52,000   (52,000)              -               -               -
Note payable conversion to
    common stock                  409,796         41         81,918         -               -               -          81,959
Issuance of common stock as
    board service compensation    283,334         28         25,472         -               -               -          25,500
Issuance of common stock
    for consulting services       250,000         25         22,475         -               -               -          22,500
Issuance of common stock
    as finder's fees               40,000          4          9,196         -               -               -           9,200
Net loss                                -          -              -         -               -        (560,508)       (560,508)
                               -----------------------------------------------------------------------------------------------
Balance at December 31, 2003   44,032,493      4,403     70,632,210         -      (3,505,287)    (68,460,905)     (1,329,579)
Note payable conversion to
    common stock                  148,417         15         29,668         -               -               -          29,683
Issuance of common stock
    as finder's fees               50,000          5          3,495         -               -               -           3,500
Net loss                                -          -              -         -               -        (217,127)       (217,127)
                               -----------------------------------------------------------------------------------------------
Balance at December 31, 2004   44,230,910      4,423     70,665,373         -      (3,505,287)    (68,678,032)     (1,513,523)
Note payable conversion to
    common stock                  152,194         15         30,424         -               -               -          30,439
Issuance of common stock
    as finder's fees               10,000          1          1,099         -               -               -           1,100
Net loss                                -          -              -         -               -        (566,387)       (566,387)
                               -----------------------------------------------------------------------------------------------
Balance at December 31, 2005   44,393,104    $ 4,439   $ 70,696,896       $ -     $(3,505,287)  $ (69,244,419)   $ (2,048,371)
                               ===============================================================================================

See accompanying notes.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               YEARS ENDED DECEMBER 31,
                                                           2005          2004        2003
                                                        ------------------------------------
OPERATING ACTIVITIES
Net loss                                                $(566,387)   $(217,127)   $(560,508)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                           6,453        8,181       14,859
    Impairment loss                                             -        1,147            -
    Deferred revenue                                       79,738      (17,647)     (17,647)
    Litigation accrual reversal                                 -     (386,148)           -
    Other                                                     796      (14,497)      12,311
    Changes in current assets and liabilities:
       Accounts receivable                               (100,000)           -        5,666
       Prepaid expenses                                    13,496      (27,114)      22,663
       Accounts payable                                    98,266      (54,554)      55,315
       Accrued expenses                                    90,127      103,024      378,463
       Accrued compensation and related benefits          183,226       47,190       45,331
                                                        -----------------------------------
Net cash used in operating activities                    (194,285)    (557,545)     (43,547)
                                                        -----------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment                             -       (1,697)      (4,724)
Proceeds from sale of property and equipment                  305       18,600       44,889
                                                        -----------------------------------
Net cash provided by investing activities                     305       16,903       40,165
                                                        -----------------------------------
FINANCING ACTIVITIES
Proceeds from convertible notes                           145,000       25,000      425,000
                                                        -----------------------------------
Net cash provided by financing activities                 145,000       25,000      425,000
                                                        -----------------------------------
Net (decrease) increase in cash                           (48,980)    (515,642)     421,618
Cash and cash equivalents at beginning of year             62,756      578,398      156,780
                                                        -----------------------------------
Cash and cash equivalents at end of year                $  13,776    $  62,756    $ 578,398
                                                        =========    =========    =========
Supplemental cash flow information:
   Income taxes paid                                    $       -    $       -    $       -
                                                        ===================================
   Interest paid                                        $       -    $       -    $       -
                                                        ===================================

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

         Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the U.S. Patent and Trademark Office (the "PTO") as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811.

         On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The Company has jointly, with
Federated, Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified that the PTO has concluded the reexamination of U.S. Patent No. 6,105,007 and has issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. The Company expects to request that the stay of the lawsuits against Federated, Ameritrade and Household be lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household. Moreover, protracted litigation with Federated, Ameritrade and Household may have a material adverse effect on the Company's patent licensing program and impede its ability to attract additional capital resources in order to continue its operations.

         It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2005, the Company had cash and cash equivalents of $13,776. As of March 31, 2006, the Company had almost completely exhausted its remaining cash resources. Unless it secures additional capital immediately, the Company may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes (the "notes"), which have become due and payable in full as discussed below. If any of the holders of these notes takes action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Since 2002, the Company has issued an aggregate of $1,425,336 principal amount of convertible secured notes to certain investors as part of its efforts to raise additional capital. These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share, and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of December 31, 2005. As of December 31, 2005, and December 31, 2004, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906 and $1,383,149, respectively.

         To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above has impeded and will likely continue to impede the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

         In order to fund its operations, the Company may need to raise additional funds through the issuance of additional convertible debt or equity securities, in which case the percentage ownership of the stockholders of the Company may be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to common stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations. The Company is evaluating alternatives to continue its business activities through 2006 and beyond.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Affinity Technology Group, Inc. and its subsidiaries, Affinity Bank Technology Corporation, Affinity Clearinghouse Corporation, Affinity Credit Corporation, Affinity Processing Corporation, Affinity Mortgage Technology, Inc., decisioning.com, Inc. ("decisioning.com"), and Multi Financial Services, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and notes payable approximate their fair values.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense was approximately $6,000, $7,000 and $13,000 during 2005, 2004, and 2003, respectively.


SOFTWARE DEVELOPMENT COSTS

         Costs incurred in the development of software, which formerly was incorporated as part of the Company's products or sold separately, are capitalized after a product's technological feasibility has been established. Capitalization of such costs is discontinued when a product is available for general release to customers. Software development costs are capitalized at the lower of cost or net realizable value and amortized using the greater of the revenue curve method or the straight-line method over the estimated economic life of the related product. Amortization begins when a product is ready for general release to customers. The net realizable value of unamortized capitalized costs is periodically evaluated and, to the extent such costs exceed the net realizable value, unamortized amounts are reduced to net realizable value. The Company had no amortization of capitalized software in 2003, 2004 and 2005.

REVENUE RECOGNITION

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

COST OF REVENUES

         Cost of revenues consists solely of commissions paid to the Company's patent licensing agents. Commissions paid or accrued by the Company totaled $2,026, $64,265 and $1,765 for the years ended December 31, 2005, 2004, and
2003, respectively.

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

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") as amended by FASB Statement No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), provides an alternative to APB 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company accounts for stock based compensation arrangements under APB No. 25 and has adopted the pro forma disclosure requirements of SFAS 123. Equity instruments issued to consultants, directors and employees in lieu of cash payments for services are recorded at the fair value of the equity instrument on the date the equity instrument is granted and the related expense is recognized over the period the services are performed. In 2005, 2004 and 2003, the Company recognized $1,100, $3,500 and $57,200, respectively, of stock based compensation related to the issuance of equity instruments.

         Had compensation cost for options granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts listed below:

                                                2005        2004          2003
                                            ------------------------------------
Net loss:
As reported                                 $(566,387)   $(217,127)   $(560,508)

Add:  stock-based compensation expense
    included in reported net income                 -            -            -
                                            -----------------------------------
Deduct: stock-based compensation expense
    determined under the fair value based
    method for all awards                      (6,543)     (22,887)     (47,941)
                                            -----------------------------------
Pro forma net loss                          $(572,930)   $(240,014)   $(608,449)
                                            ===================================
Net loss per common share:
    As reported:
      Basic and diluted                     $   (0.01)   $   (0.01)   $   (0.01)
                                            ===================================
    Pro forma:
      Basic and diluted                     $   (0.01)   $   (0.01)   $   (0.01)
                                            ===================================

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


RECLASSIFICATION

         Certain amounts in 2003 and 2004 have been reclassified to conform to 2005 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity (deficiency) or net loss.

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                     DECEMBER 31,
                                                   2005       2004
                                                 --------------------
Data processing equipment                        $ 32,109    $ 32,109
Office furniture and fixtures                      37,161      37,161
Automobiles and industrial equipment               11,038      11,038
Purchased software                                  3,770       3,770
                                                 --------------------
                                                   84,078      84,078
Less accumulated depreciation and amortization    (79,282)    (72,829)
                                                 ---------------------
                                                 $  4,796    $ 11,249
                                                 =====================

4.       CONVERTIBLE NOTES

         In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes issued totaled $830,336 and included the issuance of a note in the principal amount of $125,000 to the Company's Chief Executive Officer and the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under AMRO's convertible debenture previously acquired by AMRO. The notes bear interest at 8% and principal and accrued interest were due in June 2004. In 2005, 2004 and 2003, the Company issued additional convertible notes in the aggregate amount of $145,000, $25,000 and $425,000, respectively. Such notes also bear interest at 8% and mature at various dates in 2007, 2006 and 2005. Included in the aggregate $425,000 principal amount of convertible notes issued by the Company in 2003 is a $100,000 convertible note issued to a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding common stock. All notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share.

         AMRO has converted principal and accrued interest related to its $205,336 convertible note purchased in June 2002 into shares of the Company's common stock at the rate of $0.20 per share as detailed in the table below:

Conversion Date      Principal         Interest    Shares of Common Stock
---------------------------------------------------------------------------
October 2003            $  74,000         $  7,959            409,796
October 2004               25,000            4,683            148,417
February 2005              25,000            5,439            152,194
                   ---------------   --------------  -----------------
                        $ 124,000         $ 18,081            710,407
                   ===============   ==============  =================


         As more fully explained in Note 1, all the convertible notes are in default and are classified as current liabilities. The contractual maturities of the principal outstanding under the Company's 8% convertible notes are as follows:


                                                December 31,
      Contractual Maturity Date            2005             2004
      -------------------------------------------------------------------
      June 2004                           $  706,336      $   731,336
      March 2005                             200,000          200,000
      August 2005                             25,000           25,000
      November 2005                          150,000          150,000
      December 2005                           50,000           50,000
      January 2006                            25,000           25,000
      May 2007                                75,000                -
      August 2007                             45,000                -
      December 2007                           25,000                -
                                       -------------------------------
                                           1,301,336        1,181,336
      Less: current portion               (1,301,336)      (1,181,336)
                                       --------------   --------------
      Long-term portion                   $         -     $         -
                                       ==============   ==============

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

5.       STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. At December 31, 2005 and 2004 there are no shares of preferred stock issued or outstanding.

STOCK OPTION PLANS

         During 1995, the Company adopted the 1995 Stock Option Plan under which incentive stock options and nonqualified stock options may be granted to employees, directors, consultants or independent contractors. At December 31, 2005, 3,180 options were outstanding under the 1995 Stock Option Plan, all of which are exercisable. At December 31, 2005, the weighted average exercise price was $0.44 and the weighted average remaining contractual life was 0.2 years. This plan closed during April 1996.

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

A summary of activity under the 1995 and 1996 Option Plans is as follows:


                                                                            OPTIONS OUTSTANDING
                                                                  ------------------------------------
                                                     SHARES                           WEIGHTED AVERAGE
                                                   AVAILABLE             NUMBER             PRICE
                                                   FOR GRANT            OF SHARES         PER SHARE
      1995 STOCK OPTION PLAN
      Balance at December 31, 2002                             -            18,020        $0.44
      Options canceled/forfeited                               -                 -        $0.44
                                               -------------------------------------------------------
      Balance at December 31, 2003                             -            18,020        $0.44
      Options canceled/forfeited/expired                       -           (10,600)       $0.44
                                               -------------------------------------------------------
      Balance at December 31, 2004                             -             7,420        $0.44
      Options canceled/forfeited/expired                       -            (4,240)       $0.44
                                               -------------------------------------------------------
      Balance at December 31, 2005                             -             3,180        $0.44
                                               =======================================================

      1996 INCENTIVE STOCK OPTION PLAN
      Balance at December 31, 2002                       684,065         2,044,005        $0.53
      Options granted                                   (125,000)          125,000        $0.19
      Options cancelled/forfeited                         18,185           (18,185)       $1.12
                                               -------------------------------------------------------
      Balance at December 31, 2003                       577,250         2,150,820        $0.50
      Options granted                                          -                 -        $0.00
      Options cancelled/forfeited                         17,500           (17,500)       $0.22
                                               -------------------------------------------------------
      Balance at December 31, 2004                       594,750         2,133,320        $0.50
      Options granted                                          -                 -        $0.00
      Options cancelled/forfeited                         99,620           (99,620)       $0.34
                                               -------------------------------------------------------
      Balance at December 31, 2005                       694,370         2,033,700        $0.51
                                               =======================================================



         A summary of stock options exercisable and stock options outstanding under the 1996 Incentive Stock Option Plan is as follows:

                                                   1996 INCENTIVE STOCK OPTION PLAN
  -------------------------------------------------------------------------------------------------------------------------
                                OPTIONS EXERCISABLE                                OPTIONS OUTSTANDING
                                AT DECEMBER 31, 2005                               AT DECEMBER 31, 2005
                      =====================================================================================================
                                                                                                             WEIGHTED
                                                WEIGHTED                                  WEIGHTED            AVERAGE
       RANGE OF                                  AVERAGE                                   AVERAGE           REMAINING
       EXERCISE             NUMBER                PRICE               NUMBER                PRICE           CONTRACTUAL
        PRICES            EXERCISABLE           PER SHARE           OUTSTANDING           PER SHARE         LIFE (YEARS)
  -------------------------------------------------------------------------------------------------------------------------
     $0.09 - $0.94               1,525,000         $0.19             1,640,000               $0.19               5.7
     $1.06 - $3.75                 393,700         $1.85               393,700               $1.85               3.7
                      -----------------------------------------------------------------------------------------------------
     $0.09 - $3.75               1,918,700         $0.53             2,033,700               $0.51               5.4
                      =====================================================================================================

         The pro forma disclosures required by SFAS 123 regarding net loss and net loss per share are stated as if the Company had accounted for stock options using fair values. Using the Black-Scholes option-pricing model the fair value at the date of grant for these options was estimated using the following assumptions:

                                                                2003
                                                          ------------------
                          Dividend yield                          -
                          Expected volatility                   132%
                          Risk-free rate of return              1.99%
                          Expected option life, years             3



         The weighted average fair value for options granted under the Option Plans during 2003 was $0.14. No options were granted by the Company in 2004 or 2005.

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

         STOCK WARRANTS

         In September 2000, the Company entered into a convertible debenture and warrants purchase agreement with an investor and, in connection therewith, issued to the broker representing the investor in this transaction a five-year warrant to acquire 35,000 shares of the Company's common stock at $0.47 per share. These warrants expired unexercised in 2005.


6.       EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.

7.       LEASES

         The Company has non-cancelable operating leases for the rental of its offices and warehouse. Future minimum lease payments under these leases at December 31, 2005 are approximately $1,700, all of which is payable in 2006.

         In 2005, 2004, and 2003 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $24,000, $32,000 and $47,000, respectively.

8.       INCOME TAXES

         As of December 31, 2005, the Company had federal and state tax net operating loss carryforwards of approximately $67,299,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                               December 31,
                                          2005             2004
                                      ----------------------------
Deferred tax assets:
   Net operating loss carryforwards   $ 25,102,000    $ 24,891,000
   Accrued expenses                         19,000          18,000
   Other                                         -           6,000
                                      ----------------------------
Total deferred tax assets               25,121,000      24,915,000
                                      ----------------------------
Deferred tax liabilities:
   Other                                         -               -
                                      ----------------------------
Total deferred tax liabilities                   -               -
                                      ----------------------------
Less:  Valuation allowance             (25,121,000)    (24,915,000)
                                      ----------------------------
Total net deferred taxes
                                      $          -    $          -
                                      ============================


         The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2005 and 2004, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2005, 2004, and 2003.

9.       SEGMENT INFORMATION

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. Single entities accounted for 100%, 87% and 97% of revenues in 2005, 2004, and 2003, respectively.

10.      RELATED PARTY TRANSACTIONS

         In December 2003, the Company sold a convertible note in the principal amount of $100,000 to a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding common stock.

         In July 2003, the Company relocated and executed a month-to-month lease with a holder of one of its convertible notes. The rent expense for the office for the twelve month period ended December 31, 2004 and six month period ended December 31, 2003, was approximately $18,000 and $7,500, respectively. In April 2005, the Company again relocated and executed a month-to-month lease with the same holder of one of its convertible notes. The rent expense for the office for the twelve month period ended December 31, 2005 was approximately $9,250.

         In January 2003, the Company issued 283,334 shares of common stock to two board members in lieu of cash compensation owed to them by the Company.

         In June 2002, the Company sold a convertible secured note to its Chairman, President and Chief Executive Officer in the principal amount of $125,000. The note bears interest at 8%, and principal and accrued interest were due in June 2004.

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


12.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                           First         Second       Third         Fourth
                          Quarter        Quarter     Quarter        Quarter
                         ------------------------------------------------------
YEAR ENDED
DECEMBER 31, 2005

Revenue                   $   4,412    $   4,412    $   4,411    $   7,026
Gross profit                  3,971        3,971        3,969        6,324
Net (loss) income          (129,625)    (165,330)    (134,976)    (136,456)

Net loss per share -
basic and diluted             (0.00)       (0.00)       (0.00)       (0.00)

YEAR ENDED
DECEMBER 31, 2004

Revenue                   $ 254,412    $   4,412    $  23,011    $   5,463
Gross profit                191,471        3,971       22,569        5,022
Net (loss) income          (122,990)    (185,575)     242,351     (150,913)

Net loss per share -
basic and diluted             (0.00)       (0.00)        0.01        (0.00)

The sum of certain net loss per share amounts differs from the annual reported total due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

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

ITEM 9B.  OTHER INFORMATION

         Not applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the captions "Board of Directors - Code of Ethics," "Board of Directors - Audit Committee Financial Expert," "Board of Directors--Nominees for Director," and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Board of Directors--Compensation of Directors", which are incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Certain information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

                                             EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                          Number of securities
                                                                                         remaining available for
                               Number of securities to be   Weighted-average exercise     future issuance under
                                 issued upon exercise of      price of outstanding      equity compensation plans
                                  outstanding options,        options, warrants and       (excluding securities
        Plan Category              warrants and rights               rights             reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
                                           (a)                         (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            2,046,880                     $0.51                      694,370
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
                                                -                         -                            -
-------------------------------------------------------------------------------------------------------------------
            Total                       2,046,880                     $0.51                      694,370
-------------------------------------------------------------------------------------------------------------------

         The table set forth above does not include any information with respect to shares of common stock that may be issued upon the conversion of convertible notes that have been issued by the Company. At December 31, 2005, there was $1,595,906 of principal and accrued interest outstanding under these notes, which could be converted into an aggregate of 7,979,530 shares of the Company's common stock at a conversion price of $0.20 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         If applicable, information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders under the caption "Certain Transactions," which is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this item will be contained in the Registrant's definitive proxy statement relating to its 2006 Annual Meeting of Stockholders, under the caption "Accounting Fees."

ITEM 15.  EXHIBITS

(a)      (1)  The  following   consolidated  financial  statements  of  Affinity
         Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.

         i.       Consolidated Balance Sheets as of December 31, 2005 and 2004.

         ii. Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.

         iii. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2005, 2004, and 2003.

         iv. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

         v.       Notes to Consolidated Financial Statements.

         (2) Exhibits:

         Documents incorporated by reference to exhibits that have been filed with the Company's reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC's web site at HTTP://WWW.SEC.GOV. You may also read and copy any such document at the SEC's public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 under the Company's SEC file number (0-28152).


   EXHIBIT NUMBER     DESCRIPTION
--------------------- ---------------------------------------------------------

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

         4.1 Specimen Certificate of Common Stock, which is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).

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

(c)      Financial Statement Schedules

         The response to this  portion of Item 15 is submitted  under Item 15(a)
(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AFFINITY TECHNOLOGY GROUP, INC.

Date:    March 31, 2006          By:      /S/  JOSEPH A. BOYLE
                                          -------------------------------------
                                          Joseph A. Boyle
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURES                    TITLE                                               DATE
 ----------------------------- --------------------------------------------------- --------------


 /s/ Joseph A. Boyle                                                               March 31, 2006
 -----------------------------
 Joseph A. Boyle               Chairman, President, Chief Executive Officer and
                               Chief Financial Officer and Director
                               (principal executive and financial officer)


 /s/ Wade H. Britt, III                                                            March 31, 2006
 -----------------------------
 Wade H. Britt, III            Director


 /s/  Robert M. Price, Jr.                                                         March 31, 2006
 -----------------------------
 Robert M. Price, Jr.          Director


 /s/  Peter R. Wilson, Ph.D.                                                       March 31, 2006
 -----------------------------
 Peter R. Wilson, Ph.D.        Director


 /s/  S. Sean Douglas                                                              March 31, 2006
 -----------------------------
 S. Sean Douglas               Executive  Vice  President
                               and Chief Operating  Officer  (principal
                               accounting officer)


EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
---------------- --------------------------------------------------------------
21               Subsidiaries of Affinity Technology Group, Inc.
23.1             Consent of Independent Registered Public Accounting Firm
31               Rule 13a-14(a)/15d-14(a) Certifications
32               Section 1350 Certifications