Form 10-Q
period 2006-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2006-05-15
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006           Commission file number: 0-28152



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

     43,909,469 shares of Common Stock, $0.0001 par value, as of May 1, 2006.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE

PART I.  FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2006 and
         December 31, 2005...........................................................  4
     Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2006 and 2005.....................................................  5
     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005...............................................  6
     Notes to Condensed Consolidated Financial Statements............................  7

   ITEM 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................... 13
   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.............. 17
   ITEM 4.   Controls and Procedures................................................. 17

PART II. OTHER INFORMATION

    ITEM 1.    Legal Proceedings .................................................... 17
    ITEM1A.    Risk Factors.......................................................... 18
    ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds........... 18
    ITEM 3.    Defaults Upon Senior Securities....................................... 19
    ITEM 5.    Other Information..................................................... 19
    ITEM 6.    Exhibits.............................................................. 19

Signature............................................................................ 20

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, if any of the holders of the convertible notes issued by the Company take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated.

Part I.  Financial Information

Item 1.  Financial Statements


                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                           March 31,
                                                                              2006        December 31,
                                                                           (Unaudited)        2005
                                                                         -----------------------------
Assets
Current assets:
  Cash and cash equivalents                                               $     23,443    $     13,776
  Receivable                                                                      --           100,000
  Prepaid expenses                                                              32,663          33,739
                                                                          ----------------------------
Total current assets                                                            56,106         147,515
Property and equipment, net                                                      4,292           4,796
                                                                          ----------------------------
Total assets                                                              $     60,398    $    152,311
                                                                          ============================
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                                        $     87,188    $    119,768
  Accrued expenses                                                             715,637         685,134
  Convertible notes                                                          1,276,336       1,301,336
  Current portion of deferred revenue                                           33,333          33,333
                                                                          ----------------------------
Total current liabilities                                                    2,112,494       2,139,571
                                                                          ----------------------------
Deferred revenue                                                                52,778          61,111
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 60,000,000 shares, issued
    44,556,104 shares at March 31, 2006 and 44,393,104 at
    December 31, 2005                                                            4,456           4,439
  Additional paid-in capital                                                70,730,322      70,696,896
  Treasury stock, at cost (2,168,008  shares at March 31, 2006 and
    December 31, 2005)                                                      (3,505,287)     (3,505,287)
  Accumulated deficit                                                      (69,334,365)    (69,244,419)
                                                                          ----------------------------
Total stockholders' deficiency                                              (2,104,874)     (2,048,371)
                                                                          ----------------------------
Total liabilities and stockholders' deficiency                            $     60,398    $    152,311
                                                                          ============================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three months ended
                                                        March 31,
                                                   2006           2005
                                              ----------------------------
Revenues:
   Patent license revenue                     $      8,333    $      4,412
                                              ----------------------------
Costs and expenses:
   Cost of revenues                                    833             441
   General and administrative expenses              71,719         110,247
                                              ----------------------------
       Total costs and expenses                     72,552         110,688
                                              ----------------------------
Operating loss                                     (64,219)       (106,276)
Other income (expenses):
   Interest income                                     244              61
   Interest expense                                (25,971)        (23,410)
                                              ----------------------------
Net loss                                      $    (89,946)   $   (129,625)
                                              ============================
Net loss per share - basic and diluted        $      (0.00)   $      (0.00)
                                              ============================
Shares used in computing net loss per share     42,243,207      42,159,292
                                              ============================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              Three months ended
                                                                  March 31,
                                                               2006         2005
                                                            -----------------------
Operating activities
Net loss                                                    $ (89,946)   $(129,625)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                               1,290        2,000
    Amortization of stock option compensation                     843         --
    Deferred revenue                                           (8,333)      (4,412)
    Changes in current assets and liabilities:
       Accounts receivable                                    100,000         --
       Prepaid expenses                                         1,076       18,829
       Accounts payable and accrued expenses                    5,523       60,337
                                                            ----------------------
Net cash provided by (used in) operating activities            10,453      (52,871)

Investing activities
Purchases of property and equipment                              (786)        --
                                                            ----------------------
Net cash used in investing activities                            (786)        --

Net increase (decrease) in cash                                 9,667      (52,871)
Cash and cash equivalents at beginning of period               13,776       62,756
                                                            ----------------------
Cash and cash equivalents at end of period                  $  23,443    $   9,885
                                                            ======================

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

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811.


     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No.
5,870,721  C1,  No.  5,940,811  C1  and  No.  6,105,007.  As  a  result  of  the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Federated, Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination. On March 30, 2006 the Company was notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and had issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. As a result of the completion of the reexamination, the stay of the lawsuits against Federated, Ameritrade and Household automatically lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household. Moreover, protracted litigation with Federated, Ameritrade and Household may have a material adverse effect on the Company's patent licensing program and impede its ability to attract additional capital resources in order to continue its operations.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2006, the Company had cash and cash equivalents of $23,433. In May 2006, the Company sold an additional $150,000 principal amount of its 8% convertible secured notes. However, to continue its operations through the remainder of 2006 and beyond, the Company must raise additional capital. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "notes"). In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 principal amount of its notes and to issue notes with a conversion price greater than $.20 per share. To date, the Company has issued an aggregate of $1,575,336 principal amount of notes under this program, including $150,000 principal amount of notes issued in May 2006 as discussed above. To date, holders of notes having an aggregate of $386,336 principal amount have converted their notes (and interest accrued thereon) into shares of the Company's common stock. The outstanding notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The
Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2006 and December 31, 2005. As of March 31, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,589,278 and $1,595,906, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable, it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above have impeded the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

2. Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles 2005 for complete financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005.

     In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 7).

     Certain amounts in 2005 have been reclassified to conform to 2006 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

3. New Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with the respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

4. Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payments" (SFAS 123R), on January 1, 2006. This statement requires the Company to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R the Company is required to recognize compensation expense over an award's vesting period based on the award's fair value at the date of grant. The Company has elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for the periods prior to January 1, 2006 do not include stock based compensation under the fair value method.

     The Company uses the Black-Scholes option pricing model to value its stock option grants. The Company did not issue any new stock option awards in the quarter ended March 31, 2006. Stock based compensation expense recognized in the period for previously issued awards was approximately $800.

     Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123R, net loss and net loss per share for the first quarter of 2005 would have been as follows:


                                                            Three Months
                                                           Ended March 31,
                                                                2005
                                                           -------------
          Net loss:
          As reported                                       $  (129,625)
          Less: stock-based compensation expense
              determined under the fair value based
              method for all awards                              (3,463)
                                                            -----------
           Pro forma net loss                               $  (133,088)
                                                            ===========
          Net loss per common share:
              As reported:
                Basic and diluted                           $     (0.00)
              Pro forma:
                Basic and diluted                           $     (0.00)


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

6. Convertible Notes


     In June 2002, the Company issued convertible secured notes (the "notes") to certain investors as part of its capital raising initiatives. The principal amount of notes initially issued totaled $830,336 and included the issuance of a note in the principal amount of $125,000 to the Company's Chief Executive Officer and the issuance of a note in the principal amount of $205,336 to AMRO International, S.A. ("AMRO") in satisfaction of the principal and accrued interest outstanding under a convertible debenture previously issued to AMRO. The notes bear interest at 8% and principal and accrued interest were due in June 2004. In 2005, 2004 and 2003, the Company issued additional convertible notes in the aggregate amount of $145,000, $25,000 and $425,000, respectively. Such notes also bear interest at 8% and were scheduled to mature at various dates in 2007, 2006 and 2005. Included in the aggregate $425,000 principal amount of convertible notes issued by the Company in 2003 is a $100,000 convertible note issued to a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding common stock. All notes are collateralized by the stock of the Company's wholly-owned subsidiary, decisioning.com. decisioning.com is the Company's patent licensing subsidiary and owns the Company's patent portfolio. The notes are convertible into the Company's common stock at a conversion rate of $.20 per share.

     As of May 15, 2006, certain investors have converted principal and accrued interest related to their convertible notes purchased since June 2002 into shares of the Company's common stock at the rate of $0.20 per share as detailed in the table below:

Conversion Date         Principal         Interest      Shares of Common Stock
---------------------------------------------------------------------------
October 2003             $ 74,000          $ 7,959            409,796
October 2004               25,000            4,683            148,417
February 2005              25,000            5,439            152,194
March 2006                 25,000            7,600            163,000
April 2006                237,336           66,939          1,521,373
                   ---------------   --------------  -----------------
                        $ 386,336         $ 92,620          2,394,780
                   ===============   ==============  =================

     As more fully explained in Note 1, all the convertible notes are in default and are classified as current liabilities. The contractual maturities of the principal outstanding under the Company's 8% convertible notes are as follows:


                                               March 31,      December 31,
          Contractual Maturity Date                2006             2005
          -------------------------------------------------------------------
          June 2004                         $    681,336      $   706,336
          March 2005                             200,000          200,000
          August 2005                             25,000           25,000
          November 2005                          150,000          150,000
          December 2005                           50,000           50,000
          January 2006                            25,000           25,000
          May 2007                                75,000           75,000
          August 2007                             45,000           45,000
          December 2007                           25,000           25,000
                                           -------------------------------
                                               1,276,336        1,301,336
          Less: current portion               (1,276,336)      (1,301,336)
                                           --------------   --------------
          Long-term portion                 $          -      $         -
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

         The Company is involved in three other lawsuits involving claims by the Company that third parties have infringed its patents.

9. Subsequent Event


     Under the terms of the note purchase agreement that governs the Company's convertible secured note program, the Company previously was not permitted to issue additional notes in excess of $1,500,000 aggregate principal amount. In April 2006 the note purchase agreement was amended to allow the Company to issue additional convertible notes up to an aggregate principal amount of $3,000,000 and to issue notes with a conversion price greater than $.20 per share. On May 11, 2006 the Company sold additional convertible notes in an aggregate principal amount of $150,000 that have a conversion price of $.50 per share. Additionally, in April 2006 certain noteholders converted aggregate principal of $237,336 and $66,939 of accrued interest into 1,521,373 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the possibility that all or some of the holders of the convertible secured notes issued by the Company may take action to collect the amounts outstanding under these notes; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, if any of the holders of the convertible notes issued by the Company take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated.

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

     Both of the Company's patents covering fully automated loan processing systems have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811.

     On March 26, 2004, the Company was notified by Federated Department Stores, Inc. ("Federated") and Ameritrade Holding Corporation ("Ameritrade") that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. The Company has lawsuits pending against Federated and Ameritrade in the Columbia Division of the United States District Court for the State of South Carolina (the "Columbia Federal Court") in which it claims that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007. The Company has similar litigation pending against Household International, Inc. ("Household"), in which it claims that Household infringes U.S. Patent No.
5,870,721  C1,  No.  5,940,811  C1  and  No.  6,105,007.  As  a  result  of  the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Federated, Ameritrade and Household, requested the Columbia Federal Court to stay the lawsuits against Federated, Ameritrade and Household pending resolution of the reexamination. On March 30, 2006 the Company was notified that the PTO has concluded the reexamination of U.S. Patent No. 6,105,007 and has issued a "Notice of Intent to Issue Ex Parte Reexamination Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. As a result of the completion of the reexamination, the stay of the lawsuits against Federated, Ameritrade and Household automatically lifted so that the lawsuits may proceed in the Columbia Federal Court. It may take an extended period of time to complete the litigation with Federated, Ameritrade and Household. Moreover, protracted litigation with Federated, Ameritrade and Household may have a material adverse effect on the Company's patent licensing program and impede its ability to attract additional capital resources in order to continue its operations.

     It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2006, the Company had cash and cash equivalents of $23,433. In May 2006, the Company sold an additional $150,000 principal amount of its 8% convertible secured notes. However, to continue its operations through the remainder of 2006 and beyond, the Company must raise additional capital. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its notes. In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 principal amount of its notes and to issue notes with a conversion price greater than $.20 per share. To date, the Company has issued an aggregate of $1,575,336 principal amount of notes under this program, including $150,000 principal amount of notes issued in May 2006 as discussed above. To date, holders of notes having an aggregate of $386,336 principal amount have converted their notes (and interest accrued thereon) into shares of the Company's common stock. The outstanding notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The
Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2006 and December 31, 2005. As of March 31, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,589,278 and $1,595,906, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable, it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above have impeded the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

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

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of March 31, 2006 and December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

Results of Operations

Revenues

     Patent license revenue. The Company recognized $8,333 and $4,412 associated with its patent licensing activities for the three months ended March 31, 2006 and 2005, respectively, related to a license agreement entered into in 1999 which is renewable every three years.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2006 was $833, compared to $441 for the corresponding period in 2005. Cost of revenues consists of commissions paid to the Company's patent licensing representatives.

     General and Administrative Expenses. General and administrative expenses totaled $71,719 for the three months ended March 31, 2006, as compared to $110,247 for the corresponding period in 2005. The decrease for the three months ended March 31, 2006, as compared to the corresponding period of 2005 is attributable to lower compensation expense, professional fees and rent incurred in the first quarter of 2006 compared to the same period in 2005.

     Interest expense. Interest expense for the three months ended March 31, 2006, was $25,971, compared to $23,410 for the corresponding period in 2004. Interest expense is related to the Company's convertible notes which accrue interest at 8%. The increase in interest expense during the three month period ended March 31, 2006 compared to the corresponding period in 2005 is due to a higher average amount of principal outstanding in the first quarter of 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

     The Company has generated net losses of $69,334,365 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2006, the Company had cash and cash equivalents of $23,433. In May 2006, the Company sold an additional $150,000 principal amount of its 8% convertible secured notes. However, to continue its operations through the remainder of 2006 and beyond, the Company must raise additional capital. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, the Company currently does not have the resources to repay the principal and accrued interest outstanding under its convertible secured notes, which have become due and payable in full as discussed in the following paragraphs. If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002 the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its notes. In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 principal amount of its notes and to issue notes with a conversion price greater than $.20 per share. To date, the Company has issued an aggregate of $1,575,336 principal amount of notes under this program, including $150,000 principal amount of notes issued in May 2006 as discussed above. To date, holders of notes having an aggregate of $386,336 principal amount have converted their notes (and interest accrued thereon) into shares of the Company's common stock. The outstanding notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. The outstanding notes include a note in the principal amount of $125,000 acquired on June 3, 2002 by the Company's Chief Executive Officer and a note in the principal amount of $100,000 acquired on November 5, 2003 by a subsidiary of The South Financial Group, which at the time owned approximately 12% of the Company's outstanding capital stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. The
Company has had discussions with the holders of these notes regarding the extension of the maturity date of these notes. However, the Company has not been successful in reaching an agreement with all of the holders of these notes regarding an extension of their maturity date. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2006 and December 31, 2005. As of March 31, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,589,278 and $1,595,906, respectively.

     To remain viable, the Company must generate working capital through the sale of patent licenses or by raising additional capital. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed above, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. Accordingly, to remain viable, it is critical that the Company raise additional capital immediately. The uncertainties of these litigation matters and other factors affecting the Company's short and long-term liquidity discussed above have impeded the Company's ability to raise additional capital. To maintain the minimal resources necessary to support its current operations and execute a patent licensing strategy, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

     Net cash provided by operations during the three months ended March 31, 2006, was approximately $10,000, compared to approximately $53,000 used by operations for the same period in 2005. The change in cash flows was primarily attributable to a smaller net loss during the quarter and the collection of a $100,000 patent license payment from a customer during the quarter. At March 31, 2006 cash and liquid investments were $23,443, as compared to $13,776 at December 31, 2005. At March 31, 2006 working capital was a deficit of $2,056,388 as compared to a deficit of $1,992,056 at December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information


Item 4 is not applicable.


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

     In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc., and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both seek unspecified damages. On March 26, 2004, the Company was notified by Federated and Ameritrade that they had jointly filed a request with the PTO to reexamine U. S. Patent No. 6,105,007. On June 23, 2004, the Company received notification that the PTO had granted the request for reexamination. As a result of the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. On March 30, 2006 the Company was notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and had issued a "Notice of Intent to Issue Ex Parte Reexamination
Certificate" (the "Notice"). The Notice indicates that the reexamination resulted in the full allowance of all the claims of the Company's U.S. Patent No. 6,105,007. As a result of the completion of the PTO's reexamination of U.S. Patent No. 6,105,007 the stay of these lawsuits against Federated and Ameritrade was automatically lifted. It may take an extended period of time to complete the litigation with Federated and Ameritrade.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The
Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As a result of the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007. As discussed above, the PTO has concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the stay of this lawsuit was automatically lifted. It may take an extended period of time to complete this litigation.

Item 1A.  Risk Factors


     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) On May 11, 2006, the Company issued $150,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.50 per share.

          On March 21, 2006, a noteholder converted $25,000 principal and $7,600 accrued interest related to a convertible secured note into 163,000 shares of the Company's common stock. In addition, on April 3 and April 21, 2006, certain investors converted $137,336 and $100,000 principal amount and $42,116 and $24,822 of accrued interest under their convertible secured notes into 897,262 and 624,111 shares of the Company's common stock, respectively. All shares issued upon conversion of the Company's convertible secured notes were issued in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

     (b) Not applicable.

     (c) Not applicable.

Item 3.   Defaults Upon Senior Securities

     The Company has a convertible note program under which it is authorized to issue up to $3,000,000 principal amount of its notes. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes becomes immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     To date, notes with a principal amount of $1,206,336 have become due and payable in accordance with their contractual two-year maturity dates. Because the Company is currently in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes has become due and payable. Accordingly, the full amount of principal and accrued interest under all of these notes is shown as a current liability of the Company as of March 31, 2006 and December 31, 2005. As of March 31, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,589,278 and $1,595,906, respectively. At May 15, 2006, the amount of principal and accrued interest outstanding under all of the notes was $1,446,065.

     If any of the holders of these notes take action to collect the amounts owed by the Company under these notes, the Company will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Item 5. Other Information

         On April 3 and April 21, 2006, holders of certain 8% convertible secured notes issued by the Company converted $137,336 and $100,000 principal amount and $42,116 and $24,822 of accrued interest under their convertible secured notes into 897,262 and 624,111 shares of the Company's common stock, respectively. All shares issued upon conversion of the Company's convertible secured notes were issued in transactions exempt from registration pursuant to
Section 3(a)(9) of the Securities Act of 1933.

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

     10.1 Letter  Agreement,  effective as of April 17, 2006,  between  Affinity
          Technology Group, Inc. (the "Company") and the holders of the 8% convertible secured notes issued under the Convertible Note Purchase Agreement, dated as of June 3, 2002, among the Company and the investors named there in, which is incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2006.

     31   Rule 13a-14(a) 15d-14(a) Certifications

     32   Section 1350 Certifications

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affinity Technology Group, Inc.

By:  /s/ Joseph A. Boyle
------------------------
     Joseph A. Boyle
     Chairman, President,
     Chief Executive Officer and
     Chief Financial Officer
     (principal executive and financial officer)

Date:  May 15, 2006