Form 10-Q
period 2006-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2006-08-14
CIK 1007508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended June 30, 2006        Commission file number: 0-28152

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

     44,904,802 shares of Common Stock, $0.0001 par value, as of August 1, 2006.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE
PART I.    FINANCIAL INFORMATION
     ITEM 1.    Financial Statements
                     Condensed Consolidated Balance Sheets as of June 30, 2006 and
                       December 31, 2005 .................................................................    4
                     Condensed Consolidated Statements of Operations for the three and six months
                       ended June 30, 2006 and 2005 ......................................................    5
                     Condensed Consolidated Statements of Cash Flows for the six months ended
                       June 30, 2006 and 2005 ............................................................    6
                     Notes to Condensed Consolidated Financial Statements ................................    7
     ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ...............................................................   12
     ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk ...............................   15
     ITEM 4.    Controls and Procedures ..................................................................   15
PART II.     OTHER INFORMATION
     ITEM 1.    Legal Proceedings ........................................................................   16
     ITEM 1A. Risk Factors ...............................................................................   16
     ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..............................   17
     ITEM 3.    Defaults Upon Senior Securities ..........................................................   17
     ITEM 4.    Submission of Matters to a Vote of Security Holders ......................................   18
     ITEM 5.    Other Information ........................................................................   18
     ITEM 6.    Exhibits .................................................................................   19
Signature ................................................................................................   19

                                       2

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital immediately, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                 June 30,
                                                                    2006        December 31,
                                                                (Unaudited)        2005
                                                               ----------------------------
Assets
Current assets:
  Cash and cash equivalents                                    $     72,101    $     13,776
  Receivables                                                          --           100,000
  Prepaid expenses                                                   31,588          33,739
                                                               ----------------------------
Total current assets                                                103,689         147,515
  Property and equipment, net                                         3,019           4,796
                                                               ----------------------------
Total assets                                                   $    106,708    $    152,311
                                                               ============================
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                             $     96,090    $    119,768
  Accrued expenses                                                  492,964         390,564
  Accrued interest                                                     --           294,570
  Convertible notes                                                    --         1,301,336
  Deferred revenue                                                   33,333          33,333
                                                               ----------------------------
Total current liabilities                                           622,387       2,139,571
Non-current liabilities:
  Convertible notes                                               1,039,000            --
  Accrued interest                                                  220,022            --
  Deferred revenue                                                   44,444          61,111
                                                               ----------------------------
Total non-current liabilities                                     1,303,466          61,111
                                                               ----------------------------
Total liabilities                                                 1,925,853       2,200,682
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 100,000,000
     shares, issued 47,072,810 and 44,393,104 shares at
     June 30, 2006 and December 31, 2005, respectively                4,707           4,439
  Additional paid-in capital                                     71,235,765      70,696,896
  Treasury Stock, at cost (2,168,008 shares at June 30, 2006
      and December 31, 2005)                                     (3,505,287)     (3,505,287)
  Accumulated deficit                                           (69,554,330)    (69,244,419)
                                                               ----------------------------
Total stockholders' deficiency                                   (1,819,145)     (2,048,371)
                                                               ----------------------------
Total liabilities and stockholders' deficiency                 $    106,708    $    152,311
                                                               ============================


See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three months ended                      Six months ended
                                                       June 30,                                        June 30,
                                                         2006             2005                   2006             2005
                                                   -----------------------------------     ----------------------------------
Revenues:
    Patent license revenue                             $     8,334      $      4,412           $     16,667     $       8,824
                                                   --------------------------------------------------------------------------
Costs and expenses:
    Cost of revenues                                           834               441                  1,667               882
    General and administrative expenses                    206,458           145,259                278,177           255,506
                                                   -----------------------------------     ----------------------------------
       Total cost and expenses                             207,292           145,700                279,844           256,388
                                                   -----------------------------------     ----------------------------------
Operating loss                                            (198,958)         (141,288)              (263,177)         (247,564)
Other income (expense):
    Interest income                                            478                 -                    722                61
    Interest expense                                       (21,485)          (24,042)               (47,456)          (47,452)
                                                   -----------------------------------     ----------------------------------
Net loss                                               $  (219,965)     $   (165,330)          $   (309,911)    $    (294,955)
                                                   ===================================     ==================================
Net loss per share - basic and diluted:                $     (0.00)     $      (0.00)          $      (0.01)    $       (0.01)
                                                   ===================================     ==================================
Shares used in computing net loss per share             44,217,651        42,215,096             43,235,883        42,187,348
                                                   ===================================     ==================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            2006                  2005
                                                                         --------------------------------
Operating activities
Net loss                                                                 $ (309,911)           $ (294,955)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                             2,564                 4,000
    Amortization of stock option compensation                                 1,597                     -
    Deferred revenue                                                        (16,667)               (8,824)
    Other                                                                     3,200                     -
    Changes in current assets and liabilities:
       Accounts receivable                                                  100,000                     -
       Prepaid expenses                                                       2,150                19,439
       Accounts payable and accrued expenses                                126,178               169,013
                                                                         --------------------------------
Net cash used in operating activities                                       (90,889)             (111,327)

Investing activities
Purchases of property and equipment, net                                       (786)                    -
                                                                         --------------------------------
Net cash used in investing activities                                          (786)                    -

Financing activities
Proceeds from convertible notes                                             150,000                75,000
                                                                         --------------------------------
Net cash provided by financing activities                                   150,000                75,000
                                                                         --------------------------------
Net increase (decrease) in cash                                              58,325               (36,327)
Cash and cash equivalents at beginning of period                             13,776                62,756
                                                                         --------------------------------
Cash and cash equivalents at end of period                               $   72,101            $   26,429
                                                                         ================================

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

         In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U.S. Patent Nos. 5,870,721 C1 and 5,940,811 C1). In August 2000, the U.S. Patent and Trademark Office ("PTO") issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007 C1).

         All of these patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811. On July 25, 2006 the Company received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2006, the Company had cash and cash equivalents of $72,101. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. Accordingly, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may require substantial resources and take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. To continue its operations through the remainder of 2006 and beyond, the Company must raise additional capital immediately. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Management's plan to continue the operations of the Company include the restructuring of its convertible notes which were in default as of June 30, 2006 and the efforts to sell additional debt and/or equity securities to fund the Company's patent litigation and licensing efforts. In July 2006, the Company engaged an investment banking firm to assist with the efforts to sell additional debt and/or equity securities and to provide other services associated with its patent licensing program. As more fully explained in Notes 6 and 9, in August 2006, the Company reached an agreement with the holders of its convertible notes, all of which were in default, to extend the maturity date of these convertible notes to August 2008. No assurances can be given that the Company will be able to raise additional capital.

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

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         The Company uses the Black-Scholes option pricing model to value its stock option grants. The Company did not issue any new stock option awards in the six months ended June 30, 2006. Stock based compensation expense recognized for the three and six month period ended June 30, 2006 for previously issued awards was $754 and $1,597, respectively.

         Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123R, net loss and net loss per share for the three and six month period ended June 30, 2005 would have been as follows:



                                                           Three Months Ended                Six Months Ended
                                                             June 30, 2005                    June 30, 2005
                                                   ---------------------------------   -------------------------------
   Net loss:
   As reported                                                  $ (165,330)                       $ (294,955)
   Deduct: stock-based compensation expense
       determined under the fair value based
       method for all awards                                        (1,339)                           (4,802)
                                                           ----------------                  ----------------
   Pro forma net loss                                           $ (166,669)                       $ (299,757)
                                                           ================                  ================

   Net loss per common share:
       As reported:
           Basic and diluted                                    $    (0.00)                       $    (0.01)
       Pro forma:
           Basic and diluted                                    $    (0.00)                       $    (0.01)

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

6. Convertible Notes

         In 2002, the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "notes"). In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 of its notes. As of June 30, 2006, the Company had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of the Company's common stock.

         These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes may be declared immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

          As of June 30, 2006 and December 31, 2005, the Company was in default regarding payment of principal and interest due under certain of the notes. Accordingly, the full amount of principal and interest outstanding under all notes was payable at the option of all noteholders. As of June 30, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,259,022 and $1,595,906, respectively.

         In August 2006, the Company and the holders of all outstanding notes entered into an amended and restated note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new two-year notes due in August 2008 in the aggregate principal amount of $1,268,027. Under the amended note purchase agreement, the Company may issue notes in the aggregate principal amount of up to $5,000,000 (including the notes issued to current noteholders, as described in the preceding sentence) having an exercise price determined by the Company and each investor at the time of issuance. As a result of the amended note purchase agreement, the full amount of principal and accrued interest under all the notes is shown as a long-term liability as of June 30, 2006.

         The new notes issued in August 2006 have the same terms as the old notes exchanged therefor, except that the new notes will mature in August 2008. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of the Company's common stock at $.20 per share, and notes with a principal amount of $152,959 are convertible into shares of the Company's common stock at $.50 per share. The new notes include a note in the principal amount of $166,863 issued to the Company's Chief Executive Officer and a note in the principal amount of $122,115 issued to a subsidiary of The South Financial Group. The South Financial Group Foundation, a non-profit foundation established by the South Financial Group, owns approximately 10% of the Company's outstanding capital stock.

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

9. Subsequent Events

         Convertible Note Program. In August 2006, the Company and the holders of all of its outstanding convertible notes entered into an amended and restated convertible note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new two-year notes due in August 2008. Under the amended agreement, the Company may issue convertible notes in the principal amount of up to $5,000,000 (including the notes issued in exchange of all outstanding notes) having an exercise price as agreed upon by the Company and each investor at the time of issuance. For additional information with respect to the amended convertible note purchase agreement, refer to Note 6, Convertible Notes, to these financial statements.

         Compensation Matters. In July 2006, the Company issued to the Company's executive officers and non-employee directors options to acquire an aggregate of 4,350,000 shares of common stock of the Company at prices ranging from $0.35 to $0.50 per share. Of these options, options to acquire approximately 1,616,666 shares are currently exercisable, and the remaining options to acquire 2,733,334 shares become exercisable over the two-year period following grant. The Company also increased the base salary payable to the Company's Chief Executive Officer to $250,000 per year in connection with the resumption of his full-time employment with the Company and the base salary payable to the Company's Chief Operating Officer to $125,000 per year.

         Engagement of Morgan Keegan. In July 2006, the Company engaged Morgan Keegan & Company ("Morgan Keegan") to act as its exclusive financial advisor to assist the Company in raising capital and with the Company's patent licensing program and strategic and financial alternatives. Under the terms of the engagement, the Company has issued to Morgan Keegan, as an advisory fee, a warrant with a five-year term to purchase 2,500,000 shares of the Company's common stock for $0.50 per share and agreed to pay Morgan Keegan a placement fee ranging from 1% to 5% of the amount of debt or equity securities sold by the Company, subject to certain exceptions. If the Company decides to pursue the sale of the Company or to acquire another company, Morgan Keegan has agreed to represent the Company in the transaction, and the Company has agreed to pay Morgan Keegan a transaction fee equal to 2% of the aggregate consideration paid in the transaction.

         Legal Services Agreement. In July 2006, the Company engaged McBride Law, PC (the "McBride Firm") to assist the Company and Withrow & Terranova ("W&T") in connection with its patent licensing program and related litigation. The Company has agreed to pay W&T and the McBride Firm a fee equal to 19% and 6%, respectively, of all amounts received from parties against whom the Company has commenced litigation, all other revenues received by the Company pursuant to any patent agreements (subject to reduction in certain events), and all amounts received from the sale of the Company's patents. The Company has also agreed to pay W&T and the McBride Firm 50% of their billing rates for their services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the result of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital immediately, it will be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurances that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated.

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

         In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U.S. Patent Nos. 5,870,721 C1 and 5,940,811 C1). In August 2000, the U.S. Patent and Trademark Office ("PTO") issued to the Company a patent covering the fully-automated establishment of a financial account, including credit accounts (U.S. Patent No. 6,105,007 C1).

         All of these patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811. On July 25, 2006, the Company received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can make no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2006, the Company had cash and cash equivalents of $72,101. To continue its operations through the remainder of 2006 and beyond, the Company must raise additional capital immediately. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

           The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed elsewhere, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may require substantial resources and take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. To vigorously prosecute these lawsuits, the Company anticipates that it will need to increase its operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable, it is critical that the Company raise additional capital immediately. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

Critical Accounting Policies

         The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of June 30, 2006 and December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

Results of Operations

Revenues

         Patent license revenue. The Company recognized $8,334 and $16,667 for the three and six month periods ended June 30, 2006, respectively, compared to $4,412 and $8,824 in the corresponding periods in 2005. All the Company's patent licensing revenues are related to a license agreement entered into in 1999 which is renewable every three years.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three month and six month periods ended June 30, 2006 was $834 and $1,667, respectively, compared to $441 and $882 in the corresponding periods in 2005. Cost of revenues consists of commissions paid to the Company's patent licensing representatives.

         General and Administrative Expenses. General and administrative expenses totaled $206,458 and $278,177 for the three and six month periods ended June 30, 2006, respectively, as compared to $145,259 and $255,506 for the corresponding periods in 2005. The increase for the three and six month periods ended June 30, 2006, as compared to the corresponding periods of 2005 is primarily attributable to higher professional fees associated with the Company's prosecution of its patent infringement lawsuits. The lawsuits were stayed during the reexamination of the Company's U.S. Patent No. 6,105,007 from March 2004 until March 2006, at which time the stays were lifted.

         Interest expense. Interest expense for the three and six month periods ended June 30, 2006, was $21,485 and $47,456, respectively, compared to $24,042 and $47,452 for the corresponding periods in 2005. Interest expense is related to the Company's convertible notes which accrue interest at 8%. The changes in interest expense during the three and six month periods ended June 30, 2006 compared to the corresponding periods in 2005 are due to changes in the aggregate average balance of the convertible notes outstanding during the respective periods resulting from the issuance of new notes and conversions of existing notes. During the quarter ended June 30, 2006, notes with an aggregate principal amount of $387,336 were converted into shares of common stock, which more than offset the issuance of additional notes of $150,000 during the period.

Liquidity and Capital Resources

         The Company has generated net losses of $69,554,330 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

         Net cash used by operations during the six months ended June 30, 2006, was $90,889, compared to $111,327 used by operations for the same period in 2005. The change in operating cash flows was primarily attributable to the collection of a $100,000 patent license payment in the first quarter of 2006, offset by the payment of deferred accounts payable and accrued expenses during the quarter ended June 30, 2006 with the proceeds from the issuance of additional notes with a principal amount of $150,000. The Company anticipates that its expense and operating cash needs will increase as it actively pursues its patent infringement litigation. At June 30, 2006 cash and liquid investments were $72,101, as compared to $13,776 at December 31, 2005. At June 30, 2006 working capital was a deficit of $518,698 as compared to a deficit of $1,992,056 at December 31, 2005.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2006, the Company had cash and cash equivalents of $72,101. To continue its operations through the remainder of 2006 and beyond, the Company must raise additional capital immediately. Unless the Company raises additional capital, it will have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

          The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed elsewhere, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may require substantial resources and take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. To vigorously prosecute these lawsuits, the Company anticipates that it will need to increase its operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable, it is critical that the Company raise additional capital immediately. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its patent licensing business.

         In 2002, the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "notes"). In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 of its notes. As of June 30, 2006, the Company had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of the Company's common stock.

         These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes may be declared immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

          As of June 30, 2006 and December 31, 2005, the Company was in default regarding payment of principal and interest due under certain of the notes. Accordingly, the full amount of principal and interest outstanding under all notes was payable at the option of all noteholders. As of June 30, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,259,022 and $1,595,906, respectively.

         In August 2006, the Company and the holders of all outstanding notes entered into an amended and restated note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new two-year notes due in August 2008 in the aggregate principal amount of $1,268,027. Under the amended note purchase agreement, the Company may issue notes in the aggregate principal amount of up to $5,000,000 (including the notes issued to current noteholders, as described in the preceding sentence) having an exercise price determined by the Company and each investor at the time of issuance. As a result of the amended note purchase agreement, the full amount of principal and accrued interest under all the notes is shown as a long-term liability as of June 30, 2006.

         The new notes issued in August 2006 have the same terms as the old notes exchanged therefor, except that the new notes will mature in August 2008. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of the Company's common stock at $.20 per share, and notes with a principal amount of $152,959 are convertible into shares of the Company's common stock at $.50 per share. The new notes include a note in the principal amount of $166,863 issued to the Company's Chief Executive Officer and a note in the principal amount of $122,115 issued to a subsidiary of The South Financial Group. The South Financial Group Foundation, a non-profit foundation established by the South Financial Group, owns approximately 10% of the Company's outstanding capital stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4. Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

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

         In June 2003, the Company filed a lawsuit against Federated Department Stores, Inc. ("Federated"), and certain of its subsidiaries alleging that Federated has infringed one of the Company's patents (U. S. Patent No. 6,105,007). In September 2003, the Company filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both seek unspecified damages. In 2004, at the request of Federated and Ameritrade, the PTO determined to reexamine U.S. Patent No. 6,105,007. As a result of the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. In March 2006, the Company was notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and that such reexamination resulted in the full allowance of all the claims of this patent. As a result of the completion of the PTO's reexamination of U.S. Patent No. 6,105,007, the stay of these lawsuits against Federated and Ameritrade was automatically lifted, and these lawsuits are now proceeding.

         In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007. The
Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As a result of the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007. As discussed above, the PTO has concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the stay of this lawsuit was automatically lifted, and this lawsuit is now proceeding.

         The Company believes that the lawsuits with Federated, Ameritrade and Household may require substantial resources and take an extended time to complete. No assurances can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome.

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

              On May 17, 2006, certain noteholders converted $150,000 principal and $47,467 accrued interest related to the Company's convertible secured notes into 987,333 shares of the Company's common stock. All shares issued upon conversion of the Company's convertible secured notes were issued in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

     (b) Not applicable.

     (c) Not applicable.

Item 3. Defaults Upon Senior Securities

         The Company has a convertible note program under which it is authorized to issue notes that are convertible into shares of its common stock. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes may be declared immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

         As of June 30, 2006, outstanding notes with a principal amount of $744,000 had become due and payable in accordance with their contractual two-year maturity dates. Because the Company was in default regarding payment of principal and interest due under certain of the notes, the full amount of principal and interest outstanding under all notes had become payable at the option of the noteholders. As of June 30, 2006, and December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,259,022 and $1,595,906, respectively.

         In August 2006, the Company and the holders of all outstanding notes entered into an amended and restated note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new notes in the aggregate principal amount of $1,268,027. These new notes issued in August 2006 have the same terms as the old notes exchanged therefor, except that the new notes will mature in August 2008. As a result of the amended note purchase agreement, the full amount of principal and accrued interest under all the notes is shown as a long-term liability as of June 30, 2006. Under the amended note purchase agreement, the Company is authorized to issue notes having a principal amount of up to $5,000,000 (including the new notes issued in exchange for outstanding notes), and such notes will be convertible into shares of the Company's common stock at a price determined by the Company and each investor at the time of issuance.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2006 Annual Meeting of Stockholders of Affinity Technology Group, Inc., was held on June 15, 2006 (the "Annual Meeting"). At the Annual Meeting,

     o Joseph A. Boyle, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company;

     o    the amendment to the  Certificate of  Incorporation  of the Company to
          increase  the  number  of   authorized   shares  of  Common  Stock  to
          100,000,000 was approved; and,

     o the appointment of Scott McElveen LLP as independent auditors for the year ending December 31, 2006, was ratified.

         Votes cast by the stockholders of the Company at the Annual Meeting are as follows:


---------------------------------------- -------------------------- ------------------------- ------------------------
Nominees for Director                      Shares Voted in Favor        Shares Withheld          Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
Joseph A. Boyle                                 40,041,322                 1,442,255                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Robert M. Price                                 40,176,213                 1,307,364                         -
---------------------------------------- -------------------------- ------------------------- ------------------------
Peter R. Wilson                                 40,167,051                 1,316,526                         -
---------------------------------------- -------------------------- ------------------------- ------------------------



----------------------------------------------------------------------------------------------------------------------
Approval of the amendment to the Certificate of Incorporation
----------------------------------------------------------------------------------------------------------------------
Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
        39,751,976                               1,711,601                    20,000                         -
---------------------------------------- -------------------------- ------------------------- ------------------------



----------------------------------------------------------------------------------------------------------------------
Ratification of the appointment of Scott McElveen LLP
----------------------------------------------------------------------------------------------------------------------
Shares Voted In Favor                    Shares Voted Against       Shares Abstaining         Broker Non-Votes
---------------------------------------- -------------------------- ------------------------- ------------------------
        40,896,736                                 101,499                   485,342                         -
---------------------------------------- -------------------------- ------------------------- ------------------------

Item 5.  Other Information

         On May 17, 2006, holders of certain 8% convertible secured notes issued by the Company converted $150,000 principal amount and $47,467 of accrued interest under their convertible secured notes into 987,333 shares of the Company's common stock. All shares issued upon conversion of the Company's convertible secured notes were issued in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

         On August 9, 2006, the Company and the holders of its outstanding convertible notes entered into an amended and restated convertible note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new two-year notes due in August 2008 in the aggregate principal amount of $1,268,027. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of the Company's common stock at $0.20 per share, and notes with a principal amount of $152,959 are convertible into shares of the Company's common stock at $0.50 per share. Under the amended note purchase agreement, the Company may issue additional notes in the aggregate principal amount of up to $5,000,000 (including the notes issued to current noteholders, as described above) having an exercise price determined by the Company and each investor at the time of issuance.

Item 6.  Exhibits

   Exhibit Number     Description
   --------------     ------------

         3.1 Certificate of Incorporation of Affinity Technology Group, Inc. (the "Company"), which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).

         3.2 Certificate of Amendment to Certificate of Incorporation of the Company

         3.3 Bylaws of the Company, which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).

         4.1 Amended and Restated Convertible Note Purchase Agreement, dated August 9, 2006, among the Company and the investors named therein.

         4.2      Form of 8% Convertible Secured Note

         4.3 Amended and Restated Security Agreement, dated August 9, 2006, among the Company and the investors named therein.

         10.1 Letter Agreement, effective as of April 17, 2006, between the Company and the holders of the 8% convertible secured notes issued under the Convertible Note Purchase Agreement, dated as of June 3, 2002, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed on April 17, 2006.

         10.2 Letter Agreement, dated July 10, 2006, between the Company and Morgan Keegan & Company, which is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2006.

         10.3 Amended and Restated Legal Representation Agreement, dated July 10, 2006, among the Company, decisioning.com, Inc. and Withrow & Terranova, PLLC, which is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2006.

         10.4 Engagement Agreement, dated July 10, 2006, among the Company, decisioning.com, Inc. and McBride Law, PC, which is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2006.

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

 Date:  August 14, 2006

                                  EXHIBIT INDEX


Exhibit 3.2       Certificate of Amendment to Certificate of
                  Incorporation of the Company

Exhibit 4.1 Amended and Restated Convertible Note Purchase Agreement, dated August 9, 2006, among the Company and the investors named therein.

Exhibit 4.2       Form of 8% Convertible Secured Note

Exhibit 4.3       Amended and Restated Security Agreement, dated
                  August 9, 2006, among the Company and the investors named therein.

Exhibit 31        Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32        Section 1350 Certifications