Form 10-Q
period 2006-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2006-11-14
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2006    Commission file number: 0-28152

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

45,267,398 shares of Common Stock, $0.0001 par value, as of November 1, 2006.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION
   ITEM 1.   Financial Statements
               Condensed Consolidated Balance Sheets as of September 30,
                2006 and December 31, 2005..................................  4
               Condensed Consolidated Statements of Operations for the
                three and nine months ended September 30, 2006 and 2005.....  5
               Condensed Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2006 and 2005...............  6
               Notes to Condensed Consolidated Financial Statements.........  7
   ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 12
   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..... 16
   ITEM 4.   Controls and Procedures........................................ 16
PART II. OTHER INFORMATION
   ITEM 1.   Legal Proceedings.............................................. 16
   ITEM 1A.  Risk Factors................................................... 17
   ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 17
   ITEM 3.   Defaults Upon Senior Securities................................ 19
   ITEM 5.   Other Information.............................................. 19
   ITEM 6.   Exhibits....................................................... 19
Signature................................................................... 20

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the results of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital to fund its ongoing operations and patent infringement litigation expenses, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                    September 30,
                                                                        2006             December 31,
                                                                     (Unaudited)             2005
                                                                  ------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                       $    1,567,695        $      13,776
  Receivables                                                                  -              100,000
  Prepaid expenses                                                        49,291               33,739
                                                                  ------------------------------------
Total current assets                                                   1,616,986              147,515
  Property and equipment, net                                              1,953                4,796
                                                                  ------------------------------------
Total assets                                                      $    1,618,939        $     152,311
                                                                  ====================================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                                $      161,063        $     119,768
  Accrued expenses                                                       860,066              390,564
  Accrued interest                                                             -              294,570
  Convertible notes                                                            -            1,301,336
  Deferred revenue                                                        33,333               33,333
                                                                  ------------------------------------
Total current liabilities                                              1,054,462            2,139,571
Non-current liabilities:
  Convertible notes                                                    3,140,666                    -
  Accrued interest                                                        21,609                    -
  Deferred revenue                                                        36,111               61,111
                                                                  ------------------------------------
Total non-current liabilities                                          3,198,386               61,111
                                                                  ------------------------------------
Total liabilities                                                      4,252,848            2,200,682
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized 100,000,000
    shares, issued 47,435,406 and 44,393,104 shares at
    September 30, 2006 and December 31, 2005, respectively                 4,744                4,439
  Additional paid-in capital                                          72,031,018           70,696,896
  Treasury Stock, at cost (2,168,008 shares at
    September 30, 2006 and December 31, 2005)                         (3,505,287)          (3,505,287)
  Accumulated deficit                                                (71,164,384)         (69,244,419)
                                                                  ------------------------------------
Total stockholders' deficiency                                        (2,633,909)          (2,048,371)
                                                                  ------------------------------------
Total liabilities and stockholders' deficiency                    $    1,618,939        $     152,311
                                                                  ====================================


See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three months ended                    Nine months ended
                                                          September 30,                         September 30,
                                                     2006              2005                2006              2005
                                               ---------------------------------    ---------------------------------

Revenues:
   Patent license revenue                      $        8,333    $        4,411     $       25,000    $       13,235
Costs and expenses:
   Cost of revenues                                       833               442              2,500             1,324
   General and administrative expenses              1,588,962           113,912          1,867,139           369,418
                                               ---------------------------------    ---------------------------------
      Total cost and expenses                       1,589,795           114,354          1,869,639           370,742
                                               ---------------------------------    ---------------------------------
Operating loss                                     (1,581,462)         (109,943)        (1,844,639)         (357,507)
Other income (expense)
   Interest income                                      2,181                85              2,903               146
   Interest expense                                   (30,773)          (25,118)           (78,229)          (72,570)
                                               ---------------------------------    ---------------------------------
Net loss                                       $   (1,610,054)   $     (134,976)    $   (1,919,965)   $     (429,931)
                                               =================================    =================================
Net loss per share -
   basic and diluted:                          $        (0.04)   $        (0.00)    $        (0.04)   $        (0.01)
                                               =================================    =================================
Shares used in computing net
   loss per share                                  45,007,822        42,215,096         43,833,020        42,196,699
                                               =================================    =================================


See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                        2006                 2005
                                                                  ------------------------------------
Operating activities
Net loss                                                          $   (1,919,965)       $    (429,931)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                          3,629                5,226
    Amortization of stock compensation                                   740,367                    -
    Deferred revenue                                                     (25,000)             (13,235)
    Other                                                                  3,200                 (305)
    Changes in current assets and liabilities:
       Accounts receivable                                               100,000                    -
       Other current assets                                              (15,552)              21,337
       Accounts payable and accrued expenses                             589,026              249,154
                                                                  ------------------------------------
Net cash used in operating activities                                   (524,295)            (167,754)

Investing activities
(Purchase) sale of property and equipment, net                              (786)                 305
                                                                  ------------------------------------
Net cash (used in) provided by investing activities                         (786)                 305

Financing activities
Proceeds from convertible notes                                        2,055,000              120,000
Exercise of stock options                                                 24,000                    -
                                                                  ------------------------------------
Net cash provided by financing activities                              2,079,000              120,000
                                                                  ------------------------------------

Net increase (decrease) in cash                                        1,553,919              (47,449)
Cash and cash equivalents at beginning of period                          13,776               62,756
                                                                  ------------------------------------
Cash and cash equivalents at end of period                        $    1,567,695        $      15,307
                                                                  ====================================


See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1.   The Company - Going Concern

     Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to attempt to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents.

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

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2006, the Company had cash and cash equivalents of $1,567,695. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses and its estimated expenses related to its ongoing patent litigation through the remainder of 2006 and into the first quarter of 2007. To date, the Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. Accordingly, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may require substantial resources and take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. To vigorously prosecute these lawsuits, the Company anticipates that it will need to increase its operating expenses due to, among other things, increased litigation costs and related expenses.
Accordingly, to remain viable through 2007, it is critical that the Company raise additional capital through the sale of debt and/or equity securities or generate capital from licensing its patents. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     Management's plan to continue the operations of the Company has included the restructuring of its convertible notes, which were in default through August 2006 and the continuation of its efforts to sell additional debt and/or equity securities to fund the Company's patent litigation and licensing efforts. In July 2006, the Company engaged an investment banking firm to assist with the efforts to sell additional debt and/or equity securities and to provide other services associated with its patent licensing program. As more fully explained in Note 6, in August 2006, the Company reached an agreement with the holders of its convertible notes, all of which were in default, to extend the maturity date of these convertible notes to August 2008. In September 2006, the Company sold additional notes in the aggregate principal amount of $1,905,000.

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

3.   New Accounting Standards

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with the respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company's financial position or results of operations.

     On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement", effective for our fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on our financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

4.   Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payments" (SFAS 123R), on January 1, 2006. This statement requires the Company to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R the Company is required to recognize compensation expense over an award's vesting period based on the award's fair value at the date of grant. The Company has elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for the periods prior to January 1, 2006 do not include stock based compensation under the fair value method. The Company uses the Black-Scholes option pricing model to value its stock option grants.

     During the three month period ended September 30, 2006, the Company granted to its management and directors 4,350,000 stock options. All options granted were at the market value or above the market value at the date of grant. The grant date fair value of stock options granted during the three month period ended September 30, 2006 was $1,136,000. Of the stock options granted, 1,616,666 vested as of the grant date. The fair value of these options, $425,333, was recognized as compensation expense as of the date of grant. The remaining 2,733,334 options with a fair value of $710,667 vest over a two year period and during the three month period ended September 30, 2006, the Company recognized $112,973 as compensation expense associated with these options. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three and nine months ended September 30, 2006 was $538,771 and $540,367, respectively. Additionally, during the three month period ended September 30, 2006, the Company granted 2,500,000 warrants to a third party as compensation for investment banking and advisory services. The warrants vested at the grant date and are exercisable at $.50 per common share. The fair value of the warrants was $200,000, which the Company recognized as compensation expense at the date of grant.

     Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123R, net loss and net loss per share for the three and nine month period ended September 30, 2005 would have been as follows:

                                                 Three Months            Nine Months
                                              Ended September 30,    Ended September 30,
                                                     2005                   2005
                                             ---------------------  ---------------------
   Net loss:
   As reported                                    $ (134,976)            $ (429,931)
   Deduct: stock-based compensation expense
     determined under the fair value based
     method for all awards                              (899)                (5,701)
                                                  -----------            -----------
   Pro forma net loss                             $ (135,875)            $ (435,632)
                                                  ===========            ===========

   Net loss per common share:
     As reported:
        Basic and diluted                         $    (0.00)            $    (0.01)
     Pro forma:
        Basic and diluted                         $    (0.00)            $    (0.01)

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

6.   Convertible Notes

     In 2002, the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "notes"). In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 of its notes. Prior to August 2006, the Company had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of the Company's common stock.

     These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May
2006), and are secured by the Company's equity interest in decisioning.com, Inc., which owns the Company's patent portfolio. Principal and interest under these notes generally become payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes may be declared immediately due and payable in certain events, including bankruptcy or similar proceedings involving the Company, a default in the payment of principal and interest under any note, or a change in control of the Company.

     From June 2004 through August 2006, the Company was in default regarding payment of principal and interest due under certain of the notes. Accordingly, the full amount of principal and interest outstanding under all notes was payable at the option of all noteholders. At December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906.

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

     In September 2006, The Company sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes previously issued by the Company, except that they may be converted into the Company's common stock at a rate of $.42 per share, and the Company has agreed to prepare and file with the Securities and Exchange Commission, on or before January 31, 2007, a registration statement with respect to the Company's common stock issuable upon conversion of these notes.

7.   Segment Information

     The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.   Commitments, Contingencies and Subsequent Event

     The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company will petition the Appeals Court for a rehearing of the case and will seek further appeals, if necessary. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it could be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     The Company is involved in three other lawsuits involving claims by the Company that third parties have infringed its patents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the results of ongoing litigation; and unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital to fund its ongoing operations and patent infringement litigation expenses, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated.

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

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2006, the Company had cash and cash equivalents of $1,567,695. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses and its estimated expenses related to its ongoing patent litigation through the remainder of 2006 and into the first quarter of 2007. To continue its operations thereafter, the Company must secure additional working capital through the licensing of its patents or through the sale of additional debt and/or equity securities.

     The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed elsewhere, the Company has been forced to become involved in litigation with alleged infringers. See Part II Item 1, "Legal Proceedings." The Company believes that these lawsuits may require substantial resources and take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. To vigorously prosecute these lawsuits, the Company anticipates that it will need to increase its operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that the Company raise additional capital through the sale of debt and/or equity securities or from licensing its patents. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

     The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the condensed consolidated financial statements. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it estimates is more likely than not to be realized. As of September 30, 2006 and December 31, 2005, the Company recorded a valuation allowance that reduced its deferred tax assets to zero.

Results of Operations

Revenues

     Patent license revenue. The Company recognized $8,333 and $25,000 for the three and nine month periods ended September 30, 2006, respectively, compared to $4,411 and $13,235 in the corresponding periods in 2005. All the Company's patent licensing revenues are related to a license agreement entered into in 1999, which is renewable every three years.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three month and nine month periods ended September 30, 2006 was $833 and $2,500, respectively, compared to $442 and $1,324 in the corresponding periods in 2005. Cost of revenues consists of commissions paid to the Company's patent licensing representatives.

     General and Administrative Expenses. General and administrative expenses were $1,588,962 for the three month period ended September 30, 2006 compared to $113,912 in the corresponding period in 2005, an increase of $1,475,050. For the nine month period ended September 30, 2006, general and administrative expenses were $1,867,139 compared to $369,418 in the corresponding period in 2005, an increase of $1,497,721. The increase in both periods was primarily related to: an increase in professional fees related to legal and other expenses associated with the Company's ongoing patent litigation; the recognition of stock-based compensation expense in July 2006; and, the accrual of a jury verdict against the Company recognized in September 2006. The Company is attempting to enforce its patents in three lawsuits. For more information on these lawsuits, see Part II, Item 1, "Legal Proceedings." The lawsuits were initiated in 2003, but were stayed during the reexamination of the Company's U.S. Patent No. 6,105,007 from March 2004 until March 2006, at which time the stays were lifted. For the three and nine month periods ended September 30, 2006, professional fees increased $312,251 and $406,061, respectively, compared to the corresponding periods in 2005. Additionally, during the three months ended September 30, 2006, the Company recognized a non-cash expense of $738,771 in accordance with stock options issued to management and directors and warrants issued to Morgan Keegan for investment banking and advisory services. General and administrative expenses also include the accrual of a jury verdict of $382,148 recorded by the Company to reflect the reinstatement of the verdict by the South Carolina Court of Appeals. Recent developments in this matter are discussed further under the caption Part II, Item 1, "Legal Proceedings."

     Interest expense. Interest expense for the three and nine month periods ended September 30, 2006, was $30,773 and $78,229, respectively, compared to $25,118 and $72,570 for the corresponding periods in 2005. Interest expense is related to the Company's convertible notes, which accrue interest at 8%. The changes in interest expense during the three and nine month periods ended September 30, 2006 compared to the corresponding periods in 2005 are due to changes in the aggregate average balance of the convertible notes outstanding during the respective periods resulting from the issuance of new notes and conversions of existing notes. In May 2006 and September 2006, the Company issued convertible notes in an aggregate principal amount of $150,000 and $1,905,000, respectively. During the three and nine month periods ended September 30, 2006, notes in an aggregate principal amount of $32,361 and $444,697, respectively were converted into shares of the Company's common stock.

Liquidity and Capital Resources

     The Company has generated net losses of $71,164,384 since its inception and has financed its operations primarily through net proceeds from its initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from the Company's initial public offering were $60,088,516.

     Net cash used by operations during the nine months ended September 30, 2006, was $524,295, compared to $167,754 used by operations for the same period in 2005. The change in operating cash flows was primarily attributable to the collection of a $100,000 patent license payment in the first quarter of 2006, offset by the payment of deferred accounts payable and accrued expenses during the nine month ended September 30, 2006 with the proceeds from the issuance of additional notes in an aggregate principal amount of $2,055,000. Patent infringement litigation expenses also increased during the period and the Company anticipates that its expense and operating cash needs will increase as it continues to actively pursue its patent infringement litigation. At September 30, 2006 cash and liquid investments were $1,567,695, as compared to $13,776 at December 31, 2005. At September 30, 2006 working capital was $562,524 as compared to a deficit of $1,992,056 at December 31, 2005.

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2006, the Company had cash and cash equivalents of $1,567,695. The Company believes that its existing cash resources are sufficient to fund its ordinary course operating expenses and its estimated expenses related to its ongoing patent litigation through the remainder of 2006 and into the first quarter of 2007. To continue its operations thereafter, the Company must secure additional capital through the licensing of its patents or through the sale of additional debt and/or equity securities.

     The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company. As discussed elsewhere, the Company has been forced to become involved in litigation with alleged infringers. The Company believes that these lawsuits may require substantial resources and take an extended period of time to complete, and no assurance can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome. To vigorously prosecute these lawsuits, the Company anticipates that it will need to increase its operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that the Company raise additional capital. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     In 2002, the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "notes"). In April 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 of its notes. Prior to August 2006, the Company had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of the Company's common stock.

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

     From June 2004 through August 2006, the Company was in default regarding payment of principal and interest due under certain of the notes. Accordingly, the full amount of principal and interest outstanding under all notes was payable at the option of all noteholders. At December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906.

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

     In September 2006, The Company sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes previously issued by the Company, except that they may be converted into the Company's common stock at a rate of $.42 per share, and the Company has agreed to prepare and file with the Securities and Exchange Commission, on or before January 31, 2007, a registration statement with respect to the Company's common stock issuable upon conversion of these notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

     As previously reported, the Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company will petition the Appeals Court for a rehearing of the case and will seek further appeals, if necessary. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it could be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

     In accordance with the patent infringement lawsuits with Federated, TD Ameritrade and HSBC (formerly Household), as described above, a "Markman Hearing" is currently scheduled for December 4, 2006. Markman hearings are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims - which define the scope of the patent holder's rights under the patent - should be interpreted for purposes of determining at trial whether the patents have been infringed. For purposes of the Markman hearing, the Federated, TD Ameritrade and HSBC cases will be consolidated into one hearing and will be held by the Columbia Federal Court. No assurances can be given as to the outcome of the Markman hearing and whether its results will be favorable in whole, in part, or at all, to the Company.

     The Company believes that the lawsuits with Federated, TD Ameritrade and HSBC may require substantial resources and take an extended time to complete. No assurances can be given that the Company will have the resources necessary to complete these lawsuits or that it will be successful in obtaining a favorable outcome.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) On August 31, 2006, a noteholder converted $32,361 principal and $158 accrued interest related to the Company's convertible secured notes into 162,596 shares of the Company's common stock. All shares issued upon conversion of the Company's convertible secured notes were issued in transactions exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

          On September 13, 2006, the Company issued $1,905,000 principal amount of its convertible secured notes for cash in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These notes are convertible into shares of common stock of the Company at a price of $0.42 per share. Additional information regarding this sale of notes is set forth in a Current Report on Form 8-K filed on September 20, 2006.

     (b)  Not applicable.

     (c)  Not applicable.

Item 3.  Defaults Upon Senior Securities

     See Note 6 to the Company's unaudited condensed consolidated financial statements included in this report for information regarding defaults on the Company's 8% convertible secured notes, which were cured in August 2006 with the refinancing of such notes.

Item 5.  Other Information

     On August 31, 2006, holders of certain 8% convertible secured notes issued by the Company converted $32,361 principal amount and $158 of accrued interest under their convertible secured notes into 162,596 shares of the Company's common stock. All shares issued upon conversion of the Company's convertible secured notes were issued in transactions exempt from registration pursuant to
Section 3(a)(9) of the Securities Act of 1933.

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

        4.4 Letter Agreement, dated as of September 12, 2006, among Affinity Technology Group, Inc. and certain purchasers of convertible notes under the Amended and Restated Convertible Note Purchase Agreement, dated as of August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 20, 2006.

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

                                    SIGNATURE

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

Date:  November 14, 2006

                                  EXHIBIT INDEX


Exhibit 31       Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32       Section 1350 Certifications