Form 10-K
period 2006-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2007-01-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

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

                           1310 Lady Street, Suite 601
                               Columbia, SC 29201
                    (Address of principal executive offices)
                                   (Zip code)

                                 (803) 758-2511
              (Registrant's telephone number, including area code)

                              8807-A Two Notch Road
                               Columbia, SC 29223
 (Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

         Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [ X ]

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

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

         The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $7,880,000 as of June 30, 2006. For purposes of such calculation, persons who hold more than 10% of the outstanding shares of Common Stock, directors and officers of the Registrant and certain of their immediate family members have been treated as affiliates. This determination is not conclusive.

         There were 45,267,398 shares of the Registrant's Common Stock outstanding as of January 15, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's proxy statement with respect to the 2007 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein.

                                  Introduction

         As used in this report, unless the context otherwise requires, the terms "we," "our," "us" (or similar terms), the "Company" or "Affinity" include Affinity Technology Group, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, the term includes only Affinity Technology Group, Inc. The Company maintains a web site at http://www.affi.net, although the contents of such web site are not incorporated into this report. The Company has made its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to these reports available through its web site free of charge through a link to the SEC's web site. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC.

                           Forward-Looking Statements

         Statements in this report, including in Part I, Item 1, "Business" and
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," predict," "potential," "intend," "continue" and similar expressions, although some forward-looking statements may be expressed differently. Forward-looking statements are subject to known and unknown risks, assumptions that may prove inaccurate, uncertainties and other factors, including those set forth below in Part I, Item 1A, "Risk Factors," that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no ongoing obligation to update these forward-looking statements if we learn that any of the forward-looking statements or the underlying assumptions are incorrect.

Part I

Item 1.  Business

         Overview

         Affinity Technology Group, Inc. was incorporated as a Delaware corporation in 1994. Its principal executive offices are located at 1310 Lady Street, Suite 601, Columbia, South Carolina 29201, and its telephone number is (803) 758-2511.

         Affinity was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by Affinity include its DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, we have suspended all efforts to further develop, market and operate these products and services. Our last processing contract terminated in late 2002, and we have no plans in the near term to engage in further sales or other activities related to our products or services, other than to attempt to license certain of the patents that we own. Currently, our business activities consist exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing the patent litigation described below in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. In 2006, our sole revenues from operations were generated from one outstanding license of our patents.

         Patents and Legal Matters

         In conjunction with our product development activities, we applied for and obtained three patents. We have been granted two patents covering our fully-automated loan processing systems (U.S. Patent Nos. 5,870,721 C1 and 5,940,811 C1). In August 2000, the U.S. Patent and Trademark Office ("PTO") issued to us a patent covering the fully-automated establishment of a financial account including credit accounts (U.S. Patent No. 6,105,007 C1).

         All of these patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, we received a Reexamination Certificate (U. S. Patent No.
5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, we received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811. On July 25, 2006, we received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent. It is possible that third parties may bring additional actions to contest all or some of our patents. We can make no assurances that we will not lose all or some of the claims covered by our existing patents.

         In June 2003, we filed a lawsuit against Federated Department Stores, Inc. ("Federated"), and certain of its subsidiaries alleging that Federated has infringed one of our patents (U. S. Patent No. 6,105,007). In September 2003, we filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both seek unspecified damages. In 2004, at the request of Federated and Ameritrade, the PTO determined to reexamine U.S. Patent No. 6,105,007. As a result of the reexamination of U.S. Patent No. 6,105,007, we jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. In March 2006, we were notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and that such reexamination resulted in the full allowance of all the claims of this patent. As a result of the completion of the PTO's reexamination of U.S. Patent No. 6,105,007, the stay of these lawsuits against Federated and Ameritrade was automatically lifted, and these lawsuits are now proceeding.

         In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against us in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of our patents (U.S. Patent No.
5,870,721 C1, No.  5,940,811,  and No. 6,105,007) and that the patents were not valid. We filed counterclaims against Household claiming that Household infringes U. S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007.
We also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted our motion to transfer the case to Columbia Federal Court. As a result of the reexamination of U.S. Patent No. 6,105,007, we jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007. As discussed above, the PTO has concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the stay of this lawsuit was automatically lifted, and this lawsuit is now proceeding.

         In accordance with the patent infringement lawsuits with Federated, TD Ameritrade (formerly Ameritrade) and HSBC (formerly Household), as described above, a "Markman Hearing" was held in December 2006. Markman hearings are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims - which define the scope of the patent holder's rights under the patent - should be interpreted for purposes of determining at trial whether the patents have been infringed. For purposes of the Markman hearing, the Federated, TD Ameritrade and HSBC cases were consolidated into one hearing and held by the Columbia Federal Court. As a result of the Markman proceedings the Columbia Federal Court interpreted and construed the meaning of numerous claim terms which bear on the scope of our patents. Although most claim terms were construed in a manner we believe are favorable, the trial judge interpreted and construed certain claim terms, most notably those related to the term "remote interface" as claimed in our second loan processing patent

(U.S. Patent No. 5,940,811 C1) and our financial account patent (U.S. Patent No. 6,105,007 C1), in a manner unacceptable and unfavorable to us. In these patents, the Court interpreted and construed "remote interface" to mean computer equipment, including personal computer equipment, that is not owned by a consumer. The Court applied no such limitation in construing the term "remote interface" under our first loan processing patent (U.S. Patent No. 5,870,721
C1). Unless we can obtain a more favorable interpretation of certain claim terms, it is possible the scope of our patents could be significantly limited. In order to seek a reversal of these unfavorable Markman rulings, we will likely be required to appeal the rulings to the Federal Circuit Court of Appeals. Moreover, we believe that an appeal of the Markman rulings will likely delay our current patent infringement lawsuits and hinder our ability to license our patents. Further, an appeal of the Markman rulings will likely require substantial resources and an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. No assurance can be given that we will have the resources necessary to complete our appeal of the Markman rulings or our underlying lawsuits or that we will be successful in obtaining a favorable outcome.

         In addition, we and our founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, we filed post-trial motions with the trial court in which, among other things, we claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted our motions, set aside the jury verdict, and ordered entry of a judgment in favor of us. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. Our petition to the Appeals Court for a rehearing of this case has been denied, and we intend to petition the South Carolina Supreme Court for relief from this ruling. If we become obligated to pay more than an insignificant amount of damages in connection with this litigation, we could be forced to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At December 31, 2006, we had cash and cash equivalents of $1,026,978. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we are attempting to seek recourse through litigation with alleged infringers of our patents. To vigorously pursue our lawsuits, we anticipate that we will need to increase our operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that we raise additional capital through the sale of debt and/or equity securities or from licensing our patents. No assurances can be given that we will be able to raise additional capital or generate capital from our patent licensing business. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         Patent Licensing Agent

         On May 27, 2003, our decisioning.com, Inc. subsidiary, which owns our patent portfolio, entered into a legal representation agreement with Withrow & Terranova, PLLC ("W&T"), pursuant to which decisioning.com appointed W&T as its exclusive representative for the solicitation and negotiation of agreements to license our patents. (This arrangement replaced the former patent licensing agent agreement between decisioning.com and Information Ventures LLC d/b/a LPS Group, which was terminated on April 30, 2003.) Under the agreement, W&T agreed to promote, market, solicit, and negotiate the licensing of our patents with third parties and to represent decisioning.com as legal counsel in connection with any patent litigation associated with the enforcement of our patents. As compensation for its services under the agreement, W&T was to receive 25% of all revenues received by decisioning.com under any patent agreements and 25% of all amounts paid in settlement of any patent litigation commenced by decisioning.com. The term of the agreement is for the life of the patents, subject to either party's right to terminate the agreement for "cause," as specified in the agreement, and without cause following the third anniversary of the agreement.

If the agreement is terminated by decisioning.com, W&T will be entitled to continue to receive compensation attributable to patent agreements negotiated prior to termination and, if such termination is without cause, compensation for certain future patent agreements.

         In July 2006, we engaged McBride Law, PC (the "McBride Firm") to assist us and W&T in connection with our patent licensing program and related litigation. In conjunction with the engagement of the McBride Firm we amended our agreement with W&T and agreed to pay W&T and the McBride Firm a fee equal to 19% and 6%, respectively, of all amounts received from parties against whom we have commenced litigation, all other revenues received by us pursuant to any patent agreements (subject to reduction in certain events), and all amounts received from the sale of our patents. We have also agreed to pay W&T and the McBride Firm 50% of their billing rates for their services. Otherwise, the terms of the agreements with W&T and McBride Law are consistent with the terms discussed above.

         Competition

         The market for technologies that enable electronic commerce is highly competitive and is subject to rapid innovation and technological change, shifting consumer preferences, new product introductions and competition from traditional methods having all or some of the same features as technologies enabling electronic commerce. Competitors in this market have frequently taken different strategic approaches and have launched substantially different products or services in order to exploit the same perceived market opportunity. Until the market actually validates a strategy through widespread acceptance of a product or service, it is difficult to identify all current or potential market participants. There can be no assurance that the technologies covered by our patents will be competitive technologically or otherwise.

         Electronic commerce technologies in general, including the methods covered by our patents, compete with traditional methods for processing financial transactions. The success of our patent licensing efforts will depend in part on consumer acceptance of electronic commerce and industry use of systems that are covered by our patents.

         Intellectual Property

         We were issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention ("System and Method for Real-time Loan Approval", U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). Both of our patents covering fully automated loan processing systems expire in 2013 and have been subject to reexamination by the PTO at the request of third parties who challenged the validity of the patents. On January 28, 2003, we received a Reexamination Certificate (U.S. Patent No. 5,870,721 C1) relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, we received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) relating to the completion of the PTO's reexamination of U.S. Patent No. 5,940,811.

         In August 2000, we were issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System", U.S. Patent No. 6,105,007). This patent also expires in 2013. On June 23, 2004, we were notified by the PTO that it had granted a reexamination request previously filed by Federated and Ameritrade to reexamine U. S. Patent No. 6,105,007. On July 25, 2006, we received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent.

         As discussed above, we have lawsuits pending against Federated and Ameritrade in the Columbia Federal Court in which we claim that both Federated and Ameritrade infringe U. S. Patent No. 6,105,007 C1. We have similar litigation pending against Household International, Inc. ("Household"), in which we claim that Household infringes U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007 C1.

         Other parties may take actions to challenge our patents. We can make no assurances that we will not lose all or some of the claims covered by our existing patents as the result of such challenges or other litigation, including actions initiated by us, regarding our patents.

         We also hold a patent, which expires in 2014, covering the issuance of insurance products automatically through a kiosk ("Method and Apparatus for Issuing Insurance from a Kiosk", U.S. Patent No. 5,537,315).

         "iDEAL," and "rtDS," are registered service marks of Affinity.

         Our success is completely dependent upon our ability to defend and license our patents. There can be no assurance that we will be able to protect our intellectual property rights under our patents. Moreover, there can be no assurance that new technological innovations will not be developed and widely accepted by the market which will render obsolete the types of systems and methods over which we believe we have proprietary intellectual property rights.

         Employees

         At December 31, 2006, we employed 2 full-time employees, compared to 1 full-time employee and one part-time employee at December 31, 2005. We have no collective bargaining agreements.

Item 1A. Risk Factors

         An investment in our common stock involves numerous types of risks and a high degree of risk generally. You should carefully consider the following risk factors, in addition to the other information contained in this report, in evaluating our company and any potential investment in our common stock. If any of the following risks or uncertainties occurs, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock. The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business, operating results and financial condition.

         We have limited capital resources and have continued to incur significant operating losses, all of which threaten and raise substantial doubt about our ability to continue as a going concern.

         We have generated net losses of $71,943,941 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

         Our substantial operating losses have required us to use a substantial amount of cash resources to fund our operations. Net cash used by operations during the year ended December 31, 2006, was $1,058,217, and at December 31, 2006, we had a working capital deficit of $34,451. See Part 1, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity." We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us, and are pursuing litigation against alleged infringers, as described further in Part 1, Item 1, "Business." To pursue an appeal of unfavorable rulings issued in December 2006 in a Markman hearing, and to continue vigorously pursue these lawsuits generally, we anticipate that we will need to increase our operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that we raise additional capital through the sale of debt and/or equity securities or from licensing our patents. No assurances can be given that we will be able to raise additional capital or generate capital from our patent licensing business. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         The report of our independent registered public accounting firm on our audited financial statements included with this report contains a statement noting that our recent history of losses, combined with other factors, raise substantial doubt about our ability to continue as a going concern. Although our plans to address these issues are discussed in Note 1 to the audited financial statements included in this report and elsewhere in this report, these plans are subject to numerous risks and contingencies, many of which are beyond our control, and we can give no assurance as to whether or how long we may be able to succeed in addressing these issues and maintaining our viability as a going concern.

         We have incurred and continue to incur significant debt relative to our revenues and if we are unable to repay this debt when due, as we have experienced in the past, our operations and flexibility may be restricted and the viability of our Company may be threatened.

         In 2002, we initiated a convertible note program under which we were authorized to issue up to $1,500,000 principal amount of our 8% convertible secured notes (the "notes"). In February 2006, the convertible note program was amended to allow us to issue up to $3,000,000 of our notes. Prior to August 2006, we had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of our common stock.

         These notes bear interest at 8%, are convertible into our common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by our equity interest in our decisioning.com, Inc. subsidiary, which owns our patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes may be declared immediately due and payable in certain events, including bankruptcy or similar proceedings involving us, a default in the payment of principal and interest under any note, or a change in control of the Company.

          From June 2004 through August 2006, we were in default regarding payment of principal and interest due under certain of the notes. Accordingly, the full amount of principal and interest outstanding under all notes was payable at the option of all noteholders. At December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906.

         In August 2006, we and the holders of all outstanding notes entered into an amended and restated note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new two-year notes due in August 2008 in the aggregate principal amount of $1,268,027. Under the amended note purchase agreement, we may issue notes in the aggregate principal amount of up to $5,000,000 (including the notes issued to current noteholders, as described in the preceding sentence) having an exercise price determined by us and each investor at the time of issuance.

         The new notes issued in August 2006 have the same terms as the old notes exchanged therefor, except that the new notes will mature in August 2008. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of our common stock at $.20 per share, and notes with a principal amount of $152,959 are convertible into shares of our common stock at $.50 per share. The new notes include a note in the principal amount of $166,863 issued to our Chief Executive Officer and a note in the principal amount of $122,115 issued to a subsidiary of The South Financial Group. The South Financial Group Foundation, a non-profit foundation established by the South Financial Group, owns approximately 10% of our outstanding capital stock.

         In September 2006, we sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes we previously issued, except that they may be converted into our common stock at a rate of $.42 per share, and we have agreed to prepare and file with the Securities and Exchange Commission, on or before January 31, 2007, a registration statement with respect to our common stock issuable upon conversion of these notes.

         Although our refinancing in August 2006 of the notes under which we were previously in default and our additional issuance of notes in September 2006 have afforded us additional time and resources to execute our business strategy, we can give no assurance that we will be successful in doing so or in generating revenues sufficient to repay this indebtedness when due. In such an event, the lenders under these notes would have the option to declare all amounts under the notes due and payable, and our resulting inability to pay could force us to liquidate or otherwise wind down our business operations, including our possible filing for bankruptcy protection and the potential loss of our patents through sale or foreclosure by the holders of the notes pursuant to their security interest in our patents.

         Our business depends exclusively on the success of our patent licensing program, which if unsuccessful, will threaten our survival.

         Due to capital constraints, we have suspended efforts to deploy our loan processing products and services. Our business activities currently consist exclusively of attempting to license certain of our patents. Our prospects are wholly dependent on our ability to finance and execute a sustainable patent licensing program. Even though we believe there are companies that may be using systems, processes and methods covered by our patents, it is not known whether we will be able to enter into any new licensing agreements. Moreover, we may not have the resources to sustain our patent licensing program, enforce our patent rights, finance any related litigation, or successfully negotiate patent licenses on terms that will generate meaningful future revenues.

         We are further subject to the risk that negotiations to license our patents may be lengthy and that it may be necessary for us to become involved in additional litigation to assert and protect our intellectual property rights. To date, we generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us. As a result, we have been forced to become involved in litigation with alleged infringers. Currently, we are involved in three patent litigation actions. We believe that these lawsuits may take an extended period of time to complete. We can give no assurance that we will have the resources necessary to complete these lawsuits or that we will be successful in obtaining a favorable outcome. Prolonged patent litigation could have a material adverse effect on our business, operating results and financial position.

         Challenges to our patents could significantly diminish or eliminate any potential value these patents may have to us.

         All of our patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. Additionally, we have lawsuits pending against alleged infringers of our patents. For more information regarding these reexaminations and lawsuits, see Part I, Item 1, "Business." In conjunction with these lawsuits, a Markman hearing was held in December 2006, in which the court interpreted certain of our patent's claim terms in a manner unacceptable and unfavorable to us. Unless we can obtain a more favorable interpretation of the claim terms, likely through an appeal of the ruling, which may require substantial resources and extended time to complete, it is possible that the scope of our patents could be significantly limited.

         Defendants in these lawsuits have challenged the validity of our patents by requesting reexaminations and otherwise, and we expect that current or future defendants will continue to challenge the validity of our patents and assert non-infringement as a defense. It is also possible that other third parties may bring additional actions to contest all or some of our patents. We may lose all or some of the claims covered by our existing patents as a result of existing or future challenges. The loss of all or some of our claims or a significant limitation of such claims could have a material adverse effect on our ability to execute a successful patent licensing program. Moreover, if other parties request reexaminations of or otherwise challenge our patents in the future, we are subject to the risk that such proceeding may not be resolved to our satisfaction on a timely basis, if at all. Any such proceeding may have a material adverse effect on our business, operating results and financial position. Further, in the event a challenge to our patents results in a significant loss of all or some of its claims, our only remedy may be to contest the decision, which would likely be a lengthy process. Due to our limited capital resources, it is unlikely that we could successfully contest such a decision without additional cash resources.

         If the e-commerce channels and processes on which our patents depend are rendered obsolete, incompatible, or undesirable due to changes in technology, shifting consumer preferences or competition from products and services delivered by more traditional or other means, our business and the potential value of our patents would be materially and adversely affected.

         Our patents are specific to the e-commerce businesses of the financial services industry and generally cover the automated establishment of loans, financial accounts and credit accounts using specific e-commerce related systems, processes and methods. The market for products and services that enable e-commerce is subject to change and technological development, shifting consumer preferences, new product introductions and competition from traditional products and services having all or some of the same features as products and services which enable e-commerce. It is possible that new products or technologies may be developed that may render obsolete the systems, processes and methods over which we believe we have intellectual property rights. Moreover, the delivery of products and services through e-commerce channels is not fully developed, and competition from traditional channels to deliver these same products and services is intense. Any wide-scale rejection of e-commerce channels by consumers will have a material adverse effect on our business, operating results and financial position.

         Because of the highly technical and specialized business of patent licensing, our success depends on the expertise and efforts of third parties we engage at significant expense.

         Patent licensing is a highly technical and specialized business which requires that we rely on the services of third parties. We have appointed Withrow & Terranova, PLLC ("W&T") as our exclusive patent licensing agent. Under the terms of the agreement, W&T has agreed, among other things, to perform market research, initiate the sales of patent license agreements, negotiate patent licensing arrangements with third parties, and represent us as legal counsel in connection with the enforcement of our patents. Accordingly, we are dependent on the efforts of W&T to successfully execute our patent licensing program. Additionally, the agreement requires W&T to coordinate the engagement of experts, on terms satisfactory to us, if litigation becomes necessary to enforce our patent rights. Moreover, experts frequently request and charge significant fees. In addition, because of the specialized knowledge required to perform these duties, we may not be able to critically evaluate the advice, efforts, judgments and recommendations of these experts and to know whether our interests would be better served by additional or different advice or expertise. To the extent the advice, efforts, judgments or recommendations of our third party experts prove inferior to other alternatives, our patent licensing program, business prospects and financial condition may be materially and adversely affected.

         Our quarterly results tend to fluctuate significantly, which could have a material adverse effect on the price of our common stock.

         Since its inception, our quarterly results have fluctuated and have not been susceptible to meaningful period-to-period comparisons. We believe that we may continue to experience significant fluctuations in our quarterly operating results in the foreseeable future. We anticipate that our period-to-period revenue and operating results will depend on numerous factors, including our ability to successfully negotiate and enter into patent licensing agreements and the timing, terms and the pricing attributes of any such agreements.

         We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. The uncertainty regarding the extent and timing of our revenues, coupled with the risk of substantial fluctuations in our quarterly operating results may have a material adverse effect on the price of our common stock.

         The loss of the services of our Chairman, President and Chief Executive Officer could have a material adverse effect on our business and our existing financial condition and adversely affect our ability to recruit and retain key employees and executives to further our business interests.

         We are highly dependent on the services of our Chairman, President and Chief Executive Officer, Joseph A. Boyle, but do not have an employment agreement with Mr. Boyle or "key man" insurance on his life. The complete loss of the services of Mr. Boyle could have a material adverse effect on our business, operating results and financial condition. Based on our existing financial condition, we maintain a minimal staff and have not sought to recruit new key employees and executives who possess the experience, knowledge and skills to assist us in furthering our business interests or expanding our operations. In any event, we believe that it would be difficult to attract and retain such employees in light of our existing financial condition.

         We have a significant number of securities outstanding that are convertible into our common stock, and the conversion of these securities could result in substantial dilution to existing stockholders.

         We have issued notes that are convertible into common stock at $0.20, $0.50 and $0.42 per share, which conversion prices could be substantially less than the market price of the common stock at the time of conversion. The issuance of stock at a price that is less than the market price could have an immediate adverse effect on the market price of our common stock. In addition, we have issued options and warrants to acquire shares of our common stock. See Notes 4 & 5 to our audited financial statements included in this report for more information regarding these convertible notes, options and warrants. We may issue additional convertible notes or warrants in connection with financing arrangements and may grant additional stock options that may further dilute our common stock. The exercise of such securities would have a dilutive effect on our common stock. Also, to the extent that persons who acquire shares under all the foregoing agreements sell those shares in the open market, the price of our shares may decrease due to additional shares in the market.

         Our common stock is subject to significant fluctuations in price and volume, which could cause rapid and significant losses in the value of our common stock and subject us to litigation from stockholders.

         Our common stock price has been volatile and has experienced substantial and sudden fluctuations in response to a number of events and factors. In addition, the stock market has experienced significant price and volume fluctuations that have especially affected the market prices of equity securities of many companies directly and indirectly involved in the technology sector, and that often have been unrelated to the operating performance of such companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against us could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

         Our common stock is considered a penny stock and is not traded on a regulated market such as NASDAQ or a major stock exchange. Accordingly, our common stock may be more difficult to trade, and investors may lose the benefit of certain rules and regulations that govern securities traded in regulated markets.

         Our common stock is traded on the OTC Bulletin Board. Securities in the OTC market are generally more difficult to trade than those on the NASDAQ National Market, the NASDAQ SmallCap Market or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain.

         The trading market for our common stock is also subject to special regulations governing the sale of penny stock. A "penny stock" is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. If you buy or sell a penny stock from a broker or dealer, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is generally subject to Rule 15g-9 of the Exchange Act. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         Penny stock regulations tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares.

         In addition, companies whose securities are listed on NASDAQ or other major stock exchanges are required to comply with certain corporate governance and disclosure requirements that are designed to protect investors in those stocks.

Because our common stock is not so regulated, our observance of many of these requirements and practices is not mandated, and to the extent we determine not to observe such practices or are unable to do so because of cost constraints, investors in our common stock will not have the benefit of these protections, and the price of our common stock may be materially and adversely affected.

         Certain provisions of Delaware law and our governing documents could prevent or delay a change in control of our company, and could adversely affect the value of our common stock.

         Certain provisions of Delaware law and the Company's Certificate of Incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions of Delaware law and our Certificate of Incorporation and bylaws may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow us to issue preferred stock with rights senior to those of the common stock and other rights that could adversely affect the interests of holders of common stock without any further vote or action by our stockholders. The issuance of preferred stock, for example, could decrease the amount of earnings or assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the common stock, as well as having the anti-takeover effects discussed above.

Item 1B.  Unresolved Staff Comments

         Not applicable.

Item 2.  Properties

         Our principal executive offices are located at 1310 Lady Street, Suite 601, in Columbia, South Carolina. Such office space encompasses approximately 900 square feet and is currently under a prepaid two-year lease. We also lease warehouse space located in Columbia, South Carolina, which encompasses approximately 4,000 square feet. Such space is under a month-to-month lease.

Item 3.  Legal Proceedings

         The information above in Part I, Item 1, "Business-Patents and Legal Matters," is incorporated herein by reference in response to this Item 3.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 4A.  Executive Officers

         The information regarding our executive officers set forth in Part III,
Item 10 of this report under "Directors and Executive Officers of the Registrant" is incorporated herein in response to this Item 4A.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         (a) Since February 12, 2001, our common stock has traded on the OTC Bulletin Board under the symbol "AFFI." Our common stock traded on the Nasdaq SmallCap Market from March 27, 2000 to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market. The following table presents the high and low sales prices of our Common Stock for the periods indicated during 2006 and 2005 as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of January 15, 2007, there were 434 stockholders of record of our Common Stock.

                                                      Sales Price Per Share
                                                      ---------------------
                                                       High            Low
                                                       ----            ----
               2006
               First Quarter                           0.85            0.08
               Second Quarter                          0.82            0.16
               Third Quarter                           0.60            0.15
               Fourth Quarter                          0.50            0.15
               2005
               First Quarter                           0.19            0.05
               Second Quarter                          0.15            0.06
               Third Quarter                           0.10            0.06
               Fourth Quarter                          0.10            0.05

              On January 25, 2007, the high and low sales prices of our common stock on the OTC Bulletin Board were $ 0.18 and $ 0.17, respectively.

              We have never paid dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.


         (b)  Not applicable

         (c)  Not applicable

Item 6.  Selected Financial Data

         The following table presents selected financial data of the Company for the periods indicated. The following financial data should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other information included elsewhere in this report.

                                                  Year Ended December 31,
                                   2006         2005        2004        2003         2002
                              --------------------------------------------------------------
Statement of Operations Data:
Revenues                        $  33,333    $  20,261  $  287,298  $  517,647   $  185,960
                              --------------------------------------------------------------
Cost and expenses:
    Cost of revenues                3,333        2,026      64,265       1,765       16,846
    Selling, general and
      administrative expenses   2,606,386      486,607     732,285     996,711    1,406,841
                              --------------------------------------------------------------
Total costs and expenses        2,609,719      488,633     796,550     998,476    1,423,687
                              --------------------------------------------------------------
Operating loss                 (2,576,386)    (468,372)   (509,252)   (480,829)  (1,237,727)
Interest income                    17,907          182       1,967         694        1,643
Interest expense                 (141,043)     (98,197)    (95,990)    (80,373)     (70,334)
Litigation accrual reversal             -            -     386,148           -            -
                              --------------------------------------------------------------
Net loss                      $(2,699,522)   $(566,387)  $(217,127)  $(560,508) $(1,306,418)
                              ==============================================================
Loss per share - basic and
 diluted                      $     (0.06)   $   (0.01)  $   (0.01)  $   (0.01) $     (0.03)
                              ==============================================================
Shares used in computing
    net loss per share         44,194,562   42,207,884  41,926,272  41,512,897   40,707,108
                              ==============================================================


                                                             December 31,
                                    2006          2005          2004           2003           2002
                                -----------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents       $1,026,978      $13,776        $62,756       $578,398       $156,780
Working capital                    (34,451)  (1,992,056)    (1,524,772)      (909,356)       (82,512)
Total assets                     1,112,246      152,311        121,240        618,002        234,848
Convertible notes and accrued
 interest                        3,225,089    1,595,906 (3)  1,383,149 (2)  1,291,841 (1)    868,427
Stockholder's equity
 (deficiency)                   (3,279,752)  (2,048,371)    (1,513,523)    (1,329,579)      (908,230)


--------------------------------
(1) Of the amount outstanding under the convertible notes as of December 31, 2003, $756,336 was classified as a current liability and, accordingly, is included in the working capital of the Company at December 31, 2003, set forth above.

(2) All amounts outstanding under the convertible notes as of December 31, 2004, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2004, set forth above.

(3) All amounts outstanding under the convertible notes as of December 31, 2005, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2005, set forth above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Affinity was formed in 1994 to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Due to capital constraints, we have suspended efforts to deploy products and services that use our loan processing system, DeciSys/RT, in order to focus our efforts exclusively on attempting to license certain of our patents. Currently, our business activities consist exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. Accordingly, our prospects are wholly dependent on these efforts to finance and execute a sustainable patent licensing program.

         As more fully described above in Part I, Item 1, "Business--Patents and Legal Matters" in conjunction with its product development activities, we applied for and obtained three patents, two of which cover fully-automated loan processing systems and one of which covers the fully-automated establishment of a financial account, including credit accounts.. All of these patents have been subject to reexamination by the U.S. Patent and Trademark Office ("PTO") as a result of third party challenges. It is possible that third parties may bring additional actions to contest all or some of our patents, and we can give no assurance that we will not lose all or some of the claims covered by our existing patents.

         In addition, as described more fully above in Part I, Item 1, "Business--Patents and Legal Matters," we, and in some cases, alleged infringers of these patents, have initiated lawsuits to determine whether our patents are being infringed. In light of the most recent reexamination certificate issued in July 2006 regarding our third patent, these lawsuits are now proceeding. In December 2006, a "Markman Hearing" was held in connection with these infringement actions. Markman hearings are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims - which define the scope of the patent holder's rights under the patent - should be interpreted for purposes of determining at trial whether the patents have been infringed. For purposes of the Markman hearing, the Federated, TD Ameritrade and HSBC cases were consolidated into one hearing and held by the United States District Court for the State of South Carolina (the "Columbia Federal Court"). As a result of the Markman proceedings, the Columbia Federal Court interpreted and construed the meaning of numerous claim terms which bear on the scope of the patents. Although most claim terms were construed in a manner we believe are favorable, the trial judge interpreted and construed certain claim terms, most notably those related to the term "remote interface" as claimed in our second loan processing patent (U.S. Patent No. 5,940,811 C1) and our financial account patent (U.S. Patent No. 6,105,007
C1), in a manner unacceptable and unfavorable to us. In these patents, the Court interpreted and construed "remote interface" to mean computer equipment, including personal computer equipment, that is not owned by a consumer. The Court applied no such limitation in construing the term "remote interface" under our first loan processing patent (U.S. Patent No. 5,870,721 C1). Unless we can obtain a more favorable interpretation of certain claim terms, it is possible the scope of our patents could be significantly limited.

         In order to seek a reversal of these unfavorable Markman rulings, we will likely be required to appeal the rulings to the Federal Circuit Court of Appeals. Moreover, we believe that an appeal of the Markman rulings will likely delay our current patent infringement lawsuits and hinder our ability to license our patents. Further, the appeal of the Markman rulings will likely require substantial resources and an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. No assurance can be given that we will have the resources necessary to complete an appeal of the Markman rulings or our underlying lawsuits or that we will be successful in obtaining a favorable outcome.

         We also recently received an adverse ruling in our longstanding legal dispute with Temple Ligon, which is more fully described in Part I, Item 1, "Business--Patents and Legal Matters." On October 30, 2006, the South Carolina Court of Appeals Court reversed the trial judge's 2004 decision and reinstated the jury verdict of $382,148. Our petition to the Appeals Court for a rehearing of this case has been denied, and we intend to petition the South Carolina Supreme Court for relief from this ruling.

If we become obligated to pay more than an insignificant amount of damages in connection with this litigation, we could be forced to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. Net cash used by operations during the year ended December 31, 2006, was $1,058,217, and at December 31, 2006, we had a working capital deficit of $34,451. At December 31, 2006, we had cash and cash equivalents of $1,026,978. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us, and are pursuing litigation against alleged infringers, as described above and further in Part 1, Item 1, "Business--Patents and Legal Matters." To pursue an appeal of unfavorable rulings issued in December 2006 in a Markman hearing, and to continue to vigorously pursue these lawsuits generally, we anticipate that it will need to increase our operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that we raise additional capital through the sale of debt and/or equity securities or from licensing our patents. No assurances can be given that we will be able to raise additional capital or generate capital from our patent licensing business. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         The report of our independent registered public accounting firm on our audited financial statements included with this report contains a statement noting that our recent history of losses, combined with other factors, raise substantial doubt about our ability to continue as a going concern. Although our plans to address these issues are discussed in Note 1 to the audited financial statements included in this report and elsewhere in this report, these plans are subject to numerous risks and contingencies, many of which are beyond our control, and we can give no assurance as to whether or how long we may be able to succeed in addressing these issues and maintaining our viability as a going concern.

Critical Accounting Policies

         We apply certain accounting policies which are important in understanding our results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of December 31, 2006, we recorded a valuation allowance that reduced our deferred tax assets to zero.

Results of Operations

         Revenues. Our revenues from continuing operations were $33,333, $20,261 and $287,298 for the years ended December 31, 2006, 2005 and 2004, respectively. The types of revenue we recognized are as follows:

                                                 Years ended December 31,
                                 2006                    2005                  2004
                        ----------------------   --------------------  ----------------------
                         Amount         % of       Amount      % of       Amount       % of
                                        Total                  Total                   Total
                        -------------  -------  ------------  -------  -------------  -------
Patent license revenue   $   33,333      100.0    $   20,261    100.0    $   267,647     93.2
Other income                     -           -             -        -         19,651      6.8
                        -------------  -------  ------------  -------  -------------  -------
                         $   33,333      100.0    $   20,261    100.0    $   287,298    100.0
                        =============  =======  ============  =======  =============  =======

         Patent license revenue. We recognized patent licensing revenue of $33,333, $20,261 and $267,467 in 2006, 2005 and 2004, respectively. In 2006,
2005 and 2004, we recognized patent licensing revenue associated with the annual fee from one patent license agreement executed in 1999. Of the total amount recognized in 2004, $250,000 was non-recurring revenue related to a settlement agreement with an institution that formerly maintained a system that permitted consumers to apply for credit cards over the Internet.

         Other income. In 2006 and 2005, we recognized no amounts classified as other income. In 2004, other income consisted exclusively of non-recurring miscellaneous income items primarily associated with the sale of equipment no longer needed in the operation of our business.

Costs and Expenses

         Costs of Revenues. Costs of revenues for the years ended December 31, 2006, 2005 and 2004 were $3,333 $2,026 and $64,265, respectively. Cost of revenues consists of commissions paid to our patent licensing agents.

         General and Administrative Expenses. General and administrative ("G&A") expenses for the year ended December 31, 2006 were $2,606,386, compared to $486,607 and $732,285 for the years ended December 31, 2005 and 2004, respectively. G&A expenses have fluctuated significantly over the past three years and depend to a great extent on the level of our business activities and particularly, the level of litigation in which we are involved in a period. The components of G&A expenses incurred in 2006, 2005 and 2004 are as follows:

                                      Years ended December 31,

                                 2006                   2005                   2004
                        ---------------------   --------------------  ----------------------
                           Amount      % of       Amount      % of       Amount       % of
                                       Total                  Total                   Total
                        ------------  -------  ------------  -------  -------------  -------
Salaries and benefits    $  268,381     10.3     $ 248,415     51.1     $  271,777     37.1
Stock-based compensation    874,081     33.5             -        -              -        -
Professional fees           971,773     37.3       138,768     28.5        321,135     43.9
Litigation accrual          382,148     14.7             -        -              -        -
Insurance                    47,078      1.8        54,251     11.1         55,273      7.6
Rent                         20,518      0.8        25,820      5.3         40,534      5.5
Other                        42,407      1.6        19,353      4.0         43,566      5.9
                        ------------  -------  ------------  -------  -------------  -------
                         $2,606,386    100.0     $ 486,607    100.0     $  732,285    100.0
                        ============  =======  ============  =======  =============  =======

         G&A expenses increased $2,119,779 in 2006 compared to 2005. As indicated in the above table, G&A expenses increased $2,089,234 as a result of an increase in stock compensation, professional fees and a litigation accrual. In 2006, we issued options to our executives and directors in conjunction with a non-qualified option plan adopted by our Board of Directors. We also issued warrants to our investment advisor for services associated with the investment advisor's assistance in raising capital and other advisory services. As a result of the option and warrant grants, we recognized non-cash stock-based compensation expense of $874,081. Professional fees increased $833,005 in 2006 compared to 2005, most of which was related to our patent infringement lawsuits. In March 2006, we were notified by the PTO that the reexamination of our U.S. Patent No. 6,105,007 had been concluded. The conclusion of the reexamination resulted in the lifting of the stays of our patent infringement lawsuits with Federated, TD Ameritrade and HSBC. The lawsuits proceeded during the remainder of 2006 with a corresponding increase in legal and other professional fees. We also accrued $382,148 to reflect the reinstatement by the South Carolina Court of Appeals of a jury verdict previously set aside by the trial judge in 2004.

         The decrease in G&A in 2005 compared to 2004 is due to the continued reduction of our activities and curtailment of other expenses in 2005 and 2004, primarily as a result of the granting by the PTO of a request to reexamine our U.S. Patent No. 6,105,007 in 2004. As a result of the reexamination, our patent infringement lawsuits were stayed and we implemented measures to conserve our financial resources until the reexamination was concluded. G&A expenses were lower in all material categories in 2005 compared to 2004. Professional fees decreased significantly in 2005 compared to 2004, primarily as a result of the costs of our defense associated with the civil action brought by Temple Ligon and which case was tried in 2004.

Interest Income

         Interest income was $17,907, $182 and $1,967 in 2006, 2005 and 2004, respectively, and primarily reflects interest income attributable to our cash balances.

The increase in interest income in 2006, is related to the interest earned on cash balances associated with the sale of our convertible notes in September 2006 in the aggregate principal amount of $1,905,000.

Interest Expense

         Interest expense was $141,043, $98,197 and $95,990 in 2006, 2005 and
2004, respectively. Interest expense is primarily associated with the interest on $3,480,336 aggregate principal amount of convertible notes issued in installments in June 2002 ($830,336), March 2003 ($200,000), August 2003
($25,000), November 2003 ($150,000), December 2003 ($50,000), January 2004
($25,000), May 2005 ($75,000), August 2005 ($45,000) and December 2005
($25,000), May 2006 ($150,000) and September 2006 ($1,905,000). Of the aggregate note principal issued, aggregate principal in the amount of $568,697 has been converted into shares of our common stock. Additionally, in August 2006, and in accordance with the issuance of new notes in satisfaction of our then outstanding notes, $229,027 of accrued interest was converted into note principal. The increase in interest expense in 2006 compared to 2005 and 2005 compared to 2004 is attributable to the increase in the average amounts of the convertible notes outstanding.

Litigation Accrual Reversal

         We have been a defendant in a lawsuit which resulted in a jury verdict against us in January 2004. We had recorded a reserve in 2003 for the estimated loss in this litigation of $386,148 as a result of the jury verdict. In July 2004, the trial judge ruled on post-trial motions submitted by us and set aside the jury verdict, and accordingly, in the third quarter of 2004, the Company reversed the $386,148 accrual and recognized a like amount as other income. As discussed above under the caption "General and Administrative Expenses," the South Carolina Court of Appeals reinstated the jury verdict in 2006.

Income Taxes

         We have recorded a valuation allowance for the full amount of our net deferred income tax assets as of December 31, 2006, 2005, and 2004, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

         We have generated net losses of $71,943,941 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

         Net cash used by operations during the year ended December 31, 2006, was $1,058,217, compared to $194,285 and $557,545 used by operations in 2005 and 2004, respectively. The increase in cash used by operations in 2006 compared to 2005 was primarily the result of an increase in professional fees associated with our patent litigation. Our patent lawsuits were stayed in 2004 and during 2005 pending the conclusion of the reexamination of U.S. Patent No. 6,105,007, our patent covering the automated establishment of financial accounts. As discussed in Part 1, Item 1, "Business--Patents and Legal Matters," the reexamination was concluded in 2006, the stay of the lawsuits was lifted and the lawsuits proceeded. The decrease in cash used by operations in 2005 compared to 2004 was primarily attributable to additional cost reduction measures taken by us in 2005 and the deferral of the payment of certain accounts payable and accrued expenses in 2004 until 2005 and the expense of a civil action against us incurred in 2004. At December 31, 2006 cash and liquid investments were $1,026,978, as compared to $13,776 at December 31, 2005. At December 31, 2006
working capital was a deficit of $34,451 as compared to a deficit of $1,992,056 at December 31, 2005. For purposes of determining working capital at December 31, 2005, $1,595,906 of principal and accrued interest under our convertible notes are included as current liabilities.

         To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company, and are pursuing litigation against alleged infringers, as described above and further in Part 1,
Item 1, "Business--Patents and Legal Matters."

To pursue an appeal of unfavorable rulings issued in December 2006 in a Markman hearing, and to continue to vigorously pursue these lawsuits generally, we anticipate that we will need to increase our operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that we raise additional capital through the sale of debt and/or equity securities or from licensing our patents. No assurances can be given that we will be able to raise additional capital or generate capital from our patent licensing business. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         The report of our independent registered public accounting firm on our audited financial statements included with this report contains a statement noting that our recent history of losses, combined with other factors, raise substantial doubt about our ability to continue as a going concern. Although our plans to address these issues are discussed in Note 1 to the audited financial statements included in this report and elsewhere in this report, these plans are subject to numerous risks and contingencies, many of which are beyond our control, and we can give no assurance as to whether or how long we may be able to succeed in addressing these issues and maintaining our viability as a going concern.

         In 2002, we initiated a convertible note program under which we were authorized to issue up to $1,500,000 principal amount of our 8% convertible secured notes (the "notes"). In February 2006, the convertible note program was amended to allow us to issue up to $3,000,000 of our notes. Prior to August 2006, we had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of our common stock.

         These notes bear interest at 8%, are convertible into our common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by our equity interest in our decisioning.com, Inc. subsidiary, which owns our patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued. However, under the terms of the notes, the full amount of principal and interest under all notes may be declared immediately due and payable in certain events, including bankruptcy or similar proceedings involving us, a default in the payment of principal and interest under any note, or a change in control of the Company.

          From June 2004 through August 2006, we were in default regarding payment of principal and interest due under certain of the notes. Accordingly, the full amount of principal and interest outstanding under all notes was payable at the option of all noteholders. At December 31, 2005, the amount of principal and accrued interest outstanding under all of the notes was $1,595,906.

         In August 2006, we and the holders of all outstanding notes entered into an amended and restated note purchase agreement under which such holders agreed to extend the maturity date of such notes by exchanging them (including all interest accrued thereon) for new two-year notes due in August 2008 in the aggregate principal amount of $1,268,027. Under the amended note purchase agreement, we may issue notes in the aggregate principal amount of up to $5,000,000 (including the notes issued to current noteholders, as described in the preceding sentence) having an exercise price determined by us and each investor at the time of issuance.

         The new notes issued in August 2006 have the same terms as the old notes for which they were exchanged, except that the new notes will mature in August 2008. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of our common stock at $.20 per share, and notes with a principal amount of $152,959 are convertible into shares of our common stock at $.50 per share. The new notes include a note in the principal amount of $166,863 issued to our Chief Executive Officer and a note in the principal amount of $122,115 issued to a subsidiary of The South Financial Group. The South Financial Group Foundation, a non-profit foundation established by the South Financial Group, owns approximately 10% of the Company's outstanding capital stock.

         In September 2006, we sold additional convertible notes in the aggregate principal amount of $1,905,000.

The terms of these notes are the same as the notes previously issued by us, except that they may be converted into our common stock at a rate of $.42 per share, and we have agreed to prepare and file with the Securities and Exchange Commission, on or before January 31, 2007, a registration statement with respect to out common stock issuable upon conversion of these notes.

Contractual Obligations

         The following table sets forth our long-term debt and other obligations at December 31, 2006.

                                                           Payment Due By Period
                                             ----------------------------------------------------------------
                                 Total       Less than 1 year    1-3 years     3-5 years    More than
                                                                                             5 years
                            ---------------------------------------------------------------------------------
Convertible Notes (1)        $   3,225,089    $        -        $  3,225,089   $   -         $   -
Operating Lease Obligations          1,200          1,200                -         -             -
Purchase Obligations                     -             -                 -         -             -
                            ---------------------------------------------------------------------------------
Total                        $   3,226,289    $     1,200       $  3,225,089   $   -         $   -
                            =================================================================================

(1) Convertible notes consist of the Company's convertible notes, including accrued interest.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

         The report of Independent Registered Public Accounting Firm and consolidated financial statements are set forth below (see item 15(a) for list of financial statements):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Affinity Technology Group, Inc.
Columbia, South Carolina

         We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited capital resources, has incurred recurring operating losses and has an accumulated deficit. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ SCOTT McELVEEN, L.L.P.


Columbia, South Carolina
January 24, 2007,
except for Notes 1 and 11,
which are as of January 30, 2007

                Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                            December 31,
                                                      2006               2005
                                              --------------------------------------
Assets
Current assets:
  Cash and cash equivalents                    $     1,026,978       $     13,776
  Receivables                                                -            100,000
  Prepaid expenses                                      77,702             33,739
                                              --------------------------------------
Total current assets                                 1,104,680            147,515
Property and equipment, net                              7,566              4,796
                                              --------------------------------------
Total assets                                   $     1,112,246       $    152,311
                                              ======================================





Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                             $       248,834       $    119,768
  Accrued expenses                                     445,284            362,018
  Accrued compensation and related benefits            411,680            323,116
  Convertible notes                                          -          1,301,336
  Current portion of deferred revenue                   33,333             33,333
                                               -------------------------------------

Total current liabilities                            1,139,131          2,139,571
Non-current liabilities:
  Convertible notes                                  3,140,666                  -
  Accrued interest                                      84,423                  -
  Deferred revenue                                      27,778             61,111
                                               -------------------------------------
Total non-current liabilities                        3,252,867             61,111
                                               -------------------------------------
Total liabilities                                    4,391,998          2,200,682
                                               -------------------------------------


Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001;
    authorized 60,000,000 shares,
    issued 47,435,406 shares in 2006 and
    44,393,104 shares in 2005                            4,744              4,439
  Additional paid-in capital                        72,164,732         70,696,896
  Treasury stock, at cost (2,168,008 shares at
     December 31, 2006 and 2005)                    (3,505,287)        (3,505,287)
  Accumulated deficit                              (71,943,941)       (69,244,419)
                                               ----------------------------------------
Total stockholders' deficiency                      (3,279,752)        (2,048,371)
                                               ----------------------------------------
Total liabilities and stockholders' deficiency $     1,112,246       $    152,311
                                               ========================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                           Years ended December 31,
                                                  2006              2005              2004
                                         ------------------------------------------------------
Revenues:
 Patent license revenue                     $     33,333      $     20,261      $    267,647
 Other income                                          -                 -            19,651
                                         ------------------------------------------------------
                                                  33,333            20,261           287,298
                                         ------------------------------------------------------
Costs and expenses:
 Cost of revenues                                  3,333             2,026            64,265
 General and administrative expenses           2,606,386           486,607           732,285
                                         ------------------------------------------------------
                                               2,609,719           488,633           796,550
                                         ------------------------------------------------------

Operating loss                                (2,576,386)         (468,372)         (509,252)
Other income (expenses):
 Interest income                                  17,907               182             1,967
 Interest expense                               (141,043)          (98,197)          (95,990)
 Litigation accrual reversal                           -                 -           386,148
                                         ------------------------------------------------------
Net loss                                    $ (2,699,522)     $   (566,387)     $   (217,127)
                                         ======================================================
Net loss per share - basic and diluted      $      (0.06)     $      (0.01)     $      (0.01)
                                         ======================================================
Shares used in computing net loss
per share                                     44,194,562        42,207,884        41,926,272
                                         ======================================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                       Common Stock
                                --------------------------                                                         Total
                                                         Additional Paid-in                    Accumulated      Stockholders'
                                    Shares        Amount      Capital       Treasury Stock       Deficit     Equity (Deficiency)
                                -------------  -----------------------------------------------------------------------------------

Balance at December 31, 2003      44,032,493      4,403      70,632,210      (3,505,287)        (68,460,905)     (1,329,579)
Note payable conversion to
    common stock                     148,417         15          29,668             -                   -            29,683
Issuance of common stock
    as finder's fees                  50,000          5           3,495             -                   -             3,500
Net loss                                 -          -               -               -              (217,127)       (217,127)
                                -------------  -----------------------------------------------------------------------------------
Balance at December 31, 2004      44,230,910      4,423      70,665,373      (3,505,287)        (68,678,032)     (1,513,523)
Note payable conversion to
    common stock                     152,194         15          30,424             -                   -            30,439
Issuance of common stock
    as finder's fees                  10,000          1           1,099             -                   -             1,100
Net loss                                 -          -               -               -              (566,387)       (566,387)
                                -------------  -----------------------------------------------------------------------------------
Balance at December 31, 2005      44,393,104      4,439      70,696,896      (3,505,287)        (69,244,419)      (2,048,371)
Note payable conversion to
    common stock                   2,834,302        284         566,576             -                   -            566,860
Issuance of common stock
    as finder's fees                   8,000          1           3,199             -                   -              3,200
Stock option exercise                200,000         20          23,980             -                   -             24,000
Grant of stock options                   -          -           674,081             -                   -            674,081
Issuance of warrants                     -          -           200,000             -                   -            200,000
Net loss                                 -          -               -               -            (2,699,522)      (2,699,522)
                                -------------  -----------------------------------------------------------------------------------
Balance at December 31, 2006      47,435,406   $  4,744   $  72,164,732   $  (3,505,287)     $  (71,943,941)   $  (3,279,752)
                                =============  ===================================================================================

See accompanying notes.

                Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                               Years ended December 31,
                                                                   2006                   2005                   2004
                                                          -------------------------------------------------------------------
Operating activities
Net loss                                                       $ (2,699,522)            $ (566,387)            $ (217,127)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                     4,360                  6,453                  8,181
    Impairment loss                                                       -                      -                  1,147
    Amortization of stock option compensation                       874,081                      -                      -
    Deferred revenue                                                (33,333)                79,738                (17,647)
    Litigation accrual reversal                                           -                      -               (386,148)
    Other                                                             3,651                    796                (14,497)
    Changes in current assets and liabilities:
       Accounts receivable                                          100,000               (100,000)                     -
       Prepaid expenses                                             (43,963)                13,496                (27,114)
       Accounts payable                                             129,066                 98,266                (54,554)
       Accrued expenses                                             518,880                 90,127                103,024
       Accrued compensation and related benefits                     88,563                183,226                 47,190
                                                          -------------------------------------------------------------------
Net cash used in operating activities                            (1,058,217)              (194,285)              (557,545)
                                                          -------------------------------------------------------------------

Investing activities
Purchases of property and equipment                                  (7,581)                     -                 (1,697)
Proceeds from sale of property and equipment                              -                    305                 18,600
                                                          -------------------------------------------------------------------
Net cash (used in) provided by investing activities                  (7,581)                   305                 16,903
                                                          -------------------------------------------------------------------

Financing activities
Proceeds from convertible notes                                   2,055,000                145,000                 25,000
Exercise of stock options                                            24,000                      -                      -
                                                          -------------------------------------------------------------------
Net cash provided by financing activities                         2,079,000                145,000                 25,000
                                                          -------------------------------------------------------------------
Net increase (decrease) in cash                                   1,013,202                (48,980)              (515,642)
Cash and cash equivalents at beginning of year                       13,776                 62,756                578,398
                                                          -------------------------------------------------------------------

Cash and cash equivalents at end of year                      $   1,026,978             $   13,776             $   62,756
                                                          ===================================================================


See accompanying notes.


                Affinity Technology Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.       The Company - Going Concern

         Affinity was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the "ALM"), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to attempt to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents and in pursuing the patent litigation described below in an effort to protect this intellectual property and obtain recourse against alleged infringement of these patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2006, the Company had cash and cash equivalents of $1,026,978. The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to the Company and, as discussed above, is attempting to seek recourse through litigation with alleged infringers of its patents. To vigorously pursue its lawsuits, the Company anticipates that it will need to increase its operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2007, it is critical that the Company raise additional capital through the sale of debt and/or equity securities or from licensing its patents. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         In conjunction with its product development activities, the Company applied for and obtained three patents. The Company has been granted two patents covering its fully-automated loan processing systems (U.S. Patent Nos. 5,870,721 C1 and 5,940,811 C1). In August 2000, the U.S. Patent and Trademark Office ("PTO") issued to the Company a patent covering the fully-automated establishment of a financial account including credit accounts (U.S. Patent No. 6,105,007 C1).

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

         In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against the Company in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of the Company's patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. The Company filed counterclaims against Household claiming that Household infringes U. S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007. The Company also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted the Company's motion to transfer the case to Columbia Federal Court. As a result of the reexamination of U.S. Patent No. 6,105,007, the Company jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of
the PTO's  reexamination  of U.S.  Patent No. 6,105,007.   As  discussed  above,
the PTO has concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the stay of this lawsuit was automatically lifted, and this lawsuit is now proceeding.

         In accordance with the patent infringement lawsuits with Federated, TD Ameritrade (formerly Ameritrade) and HSBC (formerly Household), as described above, a "Markman Hearing" was held in December 2006. Markman hearings are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims - which define the scope of the patent holder's rights under the patent - should be interpreted for purposes of determining at trial whether the patents have been infringed. For purposes of the Markman hearing, the Federated, TD Ameritrade and HSBC cases were consolidated into one hearing and held by the Columbia Federal Court. As a result of the Markman proceedings the Columbia Federal Court interpreted and construed the meaning of numerous claim terms which bear on the scope of the patents. Although most claim terms were construed in a manner the Company believes are favorable, the trial judge interpreted and construed certain claim terms, most notably those related to the term "remote interface" as claimed in the Company's second loan processing patent (U.S. Patent No. 5,940,811 C1) and its financial account patent (U.S. Patent No. 6,105,007 C1), in a manner unacceptable and unfavorable to the Company. In these patents, the Court interpreted and construed "remote interface" to mean computer equipment, including personal computer equipment, that is not owned by a consumer. The Court applied no such limitation in construing the term "remote interface" under the Company's first loan processing patent (U.S. Patent No. 5,870,721 C1). Unless the Company can obtain a more favorable interpretation of certain claim terms, it is possible the scope of the Company's patents could be significantly limited. In order to seek a reversal of these unfavorable Markman rulings, the Company will likely be required to appeal the rulings to the Federal Circuit Court of Appeals. Moreover, the Company believes that an appeal of its Markman rulings will likely delay its current patent infringement lawsuits and hinder its ability to license its patents. Further, the appeal of the Markman rulings will likely require substantial resources and an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute the Company's existing infringement actions. No assurance can be given that the Company will have the resources necessary to complete its appeal of the Markman rulings or its underlying lawsuits or that it will be successful in obtaining a favorable outcome.

         In addition, the Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina.

Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the Appeals Court for a rehearing of this case has been denied, and we intend to petition the South Carolina Supreme Court for relief from this ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it could be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Management's plans with respect to addressing the matters discussed above are to continue to prosecute the patent infringement lawsuits in which the Company is involved and to seek remedies which would provide to it a more favorable interpretation of its patent claims, as such terms were interpreted in its Markman proceedings by the Columbia Federal Court. It is likely that the Company will have to appeal the Columbia Federal Court's Markman rulings. The Company's currently limited capital resources may not be sufficient to continue to prosecute its patent infringement lawsuits and to prosecute an appeal of its Markman rulings. In the event the Company's current capital resources are not sufficient, management intends to attempt to raise additional capital to continue the prosecution of its lawsuits and any necessary appeals. No assurance can be given that management will be successful in raising additional capital if needed to continue the operations of the Company.

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

Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense was approximately $4,000, $6,000 and $7,000 during 2006, 2005 and 2004, respectively.

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

Cost of Revenues

         Cost of revenues consists solely of commissions paid to the Company's patent licensing agents. Commissions paid or accrued by the Company totaled $3,333, $2,026 and $64,265 for the years ended December 31, 2006, 2005, and
2004, respectively.


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

         Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123R, net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been as follows:


                                                                   2005                 2004
                                                            --------------------------------------

            Net loss:
            As reported                                      $   (566,387)        $   (217,127)
            Add:  stock-based compensation expense
                  included in reported net income                       -                    -

            Deduct: stock-based compensation expense
                    determined under the fair value based
                    method for all awards                          (6,543)             (22,887)
                                                            --------------------------------------
            Pro forma net loss                               $   (572,930)        $   (240,014)
                                                            ======================================

            Net loss per common share:
                  As reported:
                    Basic and diluted                        $      (0.01)        $      (0.01)
                                                            ======================================
                  Pro forma:
                    Basic and diluted                        $      (0.01)        $      (0.01)
                                                            ======================================

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

New Accounting Standards

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with the respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

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

         Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement," effective for the Company's fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on our financial statements.

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


Reclassification

         Certain amounts in 2004 and 2005 have been reclassified to conform to 2006 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity (deficiency) or net loss.

3.       Property and Equipment

Property and equipment consists of the following:

                                                              December 31,
                                                       2006                 2005
                                                -----------------------------------------
Data processing equipment                          $    22,032          $    32,109
Office furniture and fixtures                           19,087               37,161
Other equipment                                         11,038               11,038
Purchased software                                       3,770                3,770
                                                -----------------------------------------
                                                        55,927               84,078
Less accumulated depreciation and amortization         (48,361)             (79,282)
                                                -----------------------------------------
                                                   $     7,566          $     4,796
                                                =========================================

4.       Convertible Notes

         The contractual maturities of the principal outstanding related to the Company's convertible notes at December 31, 2006 are as follows:


                Contractual Maturity Date        Principal Outstanding
               ---------------------------     -------------------------
                       August 2008                  $   1,235,666
                      September 2008                    1,905,000
                                                   ----------------
                          Total                     $   3,140,666
                                                   ================


         In 2002, the Company initiated a convertible note program under which it was authorized to issue up to $1,500,000 principal amount of its 8% convertible secured notes (the "notes"). In February 2006, the convertible note program was amended to allow the Company to issue up to $3,000,000 of its notes. Prior to August 2006, the Company had issued an aggregate of $1,575,336 principal amount of notes under this program, including notes with an aggregate principal amount of $536,336 that have been converted into shares of the Company's common stock.

         These notes bear interest at 8%, are convertible into the Company's common stock at a conversion rate of $.20 per share (for notes issued prior to the April 2006 amendment to the program) or $.50 per share (for notes issued in May 2006), and are secured by the Company's equity interest in its decisioning.com, Inc. subsidiary, which owns the Company's patent portfolio. Principal and interest under these notes generally becomes payable in full on the second anniversary of the date on which these notes were issued.

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

         The new notes issued in August 2006 have the same terms as the old notes for which they were exchanged, except that the new notes will mature in August 2008. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of the Company's common stock at $.20 per share, and notes with a principal amount of $152,959 are convertible into shares of the Company's common stock at $.50 per share. The new notes include a note in the principal amount of $166,863 issued to the Company's Chief Executive Officer and a note in the principal amount of $122,115 issued to a subsidiary of The South Financial Group. The South Financial Group Foundation, a non-profit foundation established by the South Financial Group, owns approximately 10% of the Company's outstanding capital stock.

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

5.       Stockholders' Deficiency

Preferred Stock

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. At December 31, 2006 and 2005 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

         During 2006, the Company had two stockholder-approved stock option plans, the 1995 Stock Option Plan and the 1996 Incentive Stock Option Plan. Under the 1995 Stock Option Plan the Company granted incentive stock options and nonqualified stock options to employees, directors, consultants and independent contractors. This plan closed in April 1996. In 2006, all outstanding and unexercised stock options granted under the plan expired. Accordingly, at December 31, 2006, there were no outstanding options under the 1995 Stock Option Plan.

         In April 1996, the Company adopted the 1996 Incentive Stock Option Plan. This plan closed in April 2006. Under the terms of the plan, incentive options were issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term.

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

         Additionally, on July 14, 2006, the Board of Directors granted to executives of the Company and to its non-employee directors an additional 4,350,000 options to purchase the Company's common stock ("The 2006 Stock Option Grant"). Included in the 2006 Stock Option Grant were options granted to executive officers to purchase 3,350,000 shares of the Company's common stock at an exercise price of $0.50. One-third of the options granted to the executive officers vested at the date of grant and the remainder vest in two annual installments on the first and second anniversaries of the date of grant.

         The 2006 Stock Option Grant also included options granted to non-employee directors to purchase 1,000,000 shares of the Company's common stock. Of these options, 500,000 options are exercisable at $0.35 per share and vested at the grant date. The remaining 500,000 options granted to non-employee directors are exercisable at $0.50, and vest in two equal installments on the first and second anniversaries of the grant date. The closing price of the Company's common stock was $0.35 on the day immediately preceding the date of the 2006 Stock Option Grant.

         All the options granted pursuant to the 2006 Stock Option Grant have a contractual term of 10 years and a remaining contractual term of 9.5 years at December 31, 2006. During 2006, none of the options were exercised or forfeited. At the grant date and at December 31, 2006, the weighted-average exercise price was $0.48. At December 31, 2006, the weighted-average exercise price of the 1,616,666 options exercisable pursuant to the 2006 Stock Option Grant was $0.45. At the date of grant, the options granted had a weighted-average fair value of $0.26 and total compensation cost was $1,136,000. Of the total compensation costs related to the 2006 Stock Option Grant, the Company recognized compensation expense of $671,556 in 2006 and will recognize $355,333 and $109,111 in 2007 and 2008, respectively. At December 31, 2006, the closing price of the Company's common stock was less than the weighted-average exercise price of options which were outstanding and which were exercisable; accordingly, there was no intrinsic value associated with such options.

A summary of activity under the 1995 and 1996 Option Plans is as follows:

                                                                         Options Outstanding
                                                                --------------------------------------
                                                     Shares          Number      Weighted Average
                                                   Available           of             Price
                                                   for Grant         Shares          Per Share
      1995 Stock Option Plan
      Balance at December 31, 2003                      -           18,020            $0.44
      Options canceled/forfeited/expired                -          (10,600)           $0.44
                                               -------------------------------------------------------
      Balance at December 31, 2004                      -            7,420            $0.44
      Options canceled/forfeited/expired                -           (4,240)           $0.44
                                               -------------------------------------------------------
      Balance at December 31, 2005                      -            3,180            $0.44
      Options canceled/forfeited/expired                -           (3,180)           $0.44
                                               -------------------------------------------------------
      Balance at December 31, 2006                      -               -                -
                                               =======================================================




      1996 Incentive Stock Option Plan
      Balance at December 31, 2003                  577,250      2,150,820             $0.50
      Options granted                                   -               -              $0.00
      Options cancelled/forfeited                    17,500        (17,500)            $0.22
                                               -------------------------------------------------------
      Balance at December 31, 2004                  594,750      2,133,320             $0.50
      Options granted                                   -               -              $0.00
      Options cancelled/forfeited                    99,620        (99,620)            $0.34
                                               -------------------------------------------------------
      Balance at December 31, 2005                  694,370      2,033,700             $0.51
      Plan Closed                                  (694,370)            -                -
      Options exercised                                 -         (200,000)            $0.12
      Options cancelled/forfeited                       -         (100,000)            $1.47
                                               -------------------------------------------------------
      Balance at December 31, 2006                      -        1,733,700             $0.50
                                               =======================================================


         A summary of stock options exercisable and stock options outstanding under the 1996 Incentive Stock Option Plan is as follows:

                                              1996 Incentive Stock Option Plan
  -------------------------------------------------------------------------------------------------------------------------
                                Options Exercisable                                Options Outstanding
                                at December 31, 2006                               At December 31, 2006
                      -----------------------------------------------------------------------------------------------------
       Range                                    Weighted                            Weighted          Weighted
         of                  Number              Average          Number             Average           Average
      Exercise             Exercisable            Price         Outstanding           Price           Remaining
       Prices                                      Per                                 Per           Contractual
                                                  Share                               Share          Life (years)
  -------------------------------------------------------------------------------------------------------------------------
    $0.09 - $0.94           1,370,000             $0.20          1,440,000            $0.20              4.6
    $1.06 - $3.75             293,700             $1.98            293,700            $1.98              2.5
                      -----------------------------------------------------------------------------------------------------
    $0.09 - $3.75           1,663,700             $0.52          1,733,700            $0.50              4.3
                      =====================================================================================================


         At December 31, 2006, the closing price of the Company's common stock was less than the weighted-average exercise price of options granted in accordance with the 1996 Stock Option Plan which were outstanding and which were exercisable; accordingly, there was no intrinsic value associated with such options. In 2006, the Company recognized $2,524 of compensation expense associated with options granted under this plan and additional compensation cost of $1,558 will be recognized over the next 2 years.

          The fair value of each option award is estimated using the Black-Scholes option-pricing at the date of grant. The following table sets forth the assumptions used by the Company to estimate the fair value of options granted in 2006. Expected volatility is based on historical monthly stock prices starting on April 26, 1996. Historical data and other factors that could affect the Company and its options programs are used to estimate the expected option life. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

                                                        2006
                                                --------------------
                    Dividend yield                        -
                    Expected volatility                 138%
                    Risk-free rate of return           4.82%
                    Expected option life, years           3



         For purposes of preparing its pro forma stock-based compensation disclosures as set forth in Note 2, the Company estimated the fair value at the date of grant for the options issued prior to 2006 using the following assumptions: expected volatility, 85% to 142%; risk free rate of return, 1.99% to 6.60%; dividend yield, 0%; and expected option life, 3 years.

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

         Stock Warrants

          In July 2006, the Company engaged Morgan Keegan & Company ("Morgan Keegan") to act as its exclusive financial advisor to assist the Company in raising capital and with the Company's patent licensing program and strategic and financial alternatives. Under the terms of the engagement, the Company issued to Morgan Keegan, as an advisory fee, a warrant with a five-year term to purchase 2,500,000 shares of the Company's common stock for $0.50 per share. The warrant was exercisable at the date of issuance and the Company recognized the estimated fair value of the warrant as an expense of $200,000. The Company estimated the fair value of the warrant in a manner consistent with its method for estimating the fair value of its stock options as discussed above.

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

7.       Leases

         The Company has a prepaid two-year lease on its principal office space. The lease expires in December 2008. Additionally, the Company has a month-to-month operating lease for the rental of its warehouse. Future minimum lease payments under these leases at December 31, 2006 are approximately $1,200, all of which is payable in 2007. In 2006, 2005, and 2004 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $21,000, $24,000 and $32,000, respectively.

8.       Income Taxes

         As of December 31, 2006, the Company had federal and state tax net operating loss carryforwards of approximately $69,949,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                          December 31,
                                                    2006                2005
                                                -----------------------------------
           Deferred tax assets:
              Net operating loss carryforwards    $ 26,091,000        $ 25,102,000
              Accrued expenses                          37,000              19,000
              Other                                          -                   -
                                                -----------------------------------
           Total deferred tax assets                26,128,000          25,121,000
                                                -----------------------------------
           Deferred tax liabilities:
              Other                                          -                   -
                                                -----------------------------------
           Total deferred tax liabilities                    -                   -
                                                -----------------------------------
           Less:  Valuation allowance              (26,128,000)        (25,121,000)
                                                -----------------------------------
           Total net deferred taxes               $          -        $          -
                                                ===================================

         The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2006 and 2005, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS 109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2006, 2005, and 2004.

9.       Segment Information

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. Single entities accounted for 100%, 100% and 87% of revenues in 2006, 2005, and 2004, respectively.

10.      Related Party Transactions

         In December 2003, the Company sold a two year convertible note in the principal amount of $100,000 to a subsidiary of The South Financial Group, which at that time owned approximately 12% of the Company's outstanding common stock. In June 2002, the Company sold a two year convertible secured note to its Chairman, President and Chief Executive Officer in the principal amount of $125,000. These notes bear interest at 8%, and principal and accrued interest were due in December 2005 and June 2004, respectively. As discussed more fully in Note 4, in August 2006 the Company exchanged its outstanding convertible notes for new convertible notes. In accordance with the exchange the Company issued new convertible notes to a subsidiary of The South Financial Group, Inc. and to the Company's Chief Executive Officer in the principal amounts of $122,115 and $166,863, respectively.

         In 2006, 2005 and 2004, the Company leased office space from a holder of a portion of its convertible notes. The lease was on a month-to-month basis and was terminated in January 2007. Rental expense for the office space was $6,000, $9,250 and $18,000 in 2006, 2005 and 2004, respectively.

11.      Commitments and Contingent Liabilities

         The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the Appeals Court for a rehearing of this case has been denied, and we intend to petition the South Carolina Supreme Court for relief from this ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it could be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

12.      Quarterly Results of Operations (Unaudited)

                                  First          Second           Third          Fourth
                                 Quarter        Quarter           Quarter        Quarter
                              -----------------------------------------------------------------
   Year ended December 31,
   2006
   Revenue                    $   8,333        $   8,334        $   8,333       $   8,333
   Gross profit                   7,500            7,500            7,500           7,500
   Net (loss) income            (89,946)        (219,965)      (1,610,054)       (779,557)
   Net loss per share -
   basic and diluted              (0.00)           (0.00)           (0.04)          (0.02)

   Year ended December 31,
   2005
   Revenue                    $   4,412        $   4,412        $   4,411       $   7,026
   Gross profit                   3,971            3,971            3,969           6,324
   Net (loss) income           (129,625)        (165,330)        (134,976)       (136,456)

   Net loss per share -
   basic and diluted              (0.00)           (0.00)           (0.00)          (0.00)


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

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

         Not applicable

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

               Executive Officers and Directors of the Registrant

  Name                          Age             Position with the Company
  ----                          ---            -------------------------
  Joseph A. Boyle               52              Chairman, President, Chief Executive Officer, and Chief
                                                Financial Officer
  S. Sean Douglas               38              Executive Vice President and Chief Operating Officer
  Robert M. Price               76              Director
  Peter R. Wilson               54              Director

Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000. Mr. Boyle has previously served as Secretary and Treasurer of the Company. To conserve the Company's limited financial resources, Mr. Boyle has from time to time reduced his time commitment to and compensation received from the Company. From January 2005 until June 2006, Mr. Boyle performed consulting services for a local financial institution. From April 2003 to August 2004, Mr. Boyle also was a partner of Elliott Davis, LLC, a South Carolina public accounting firm. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996.

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

Robert M. Price has served as a director of the Company since November 1994. He has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, Mr. Price served in various executive positions, including Chairman and Chief Executive Officer, with Control Data Corporation, a mainframe computer manufacturer and business services provider. Mr. Price is a graduate of Duke University, and earned a master's degree at the Georgia Institute of Technology. Mr. Price is a director of PNM Resources and Datalink Corporation.

Dr. Peter R. Wilson has been a director of the Company since March 1994. Dr. Wilson served as Secretary of the Company from March 1994 until February 1996 and has been an Associate Professor at the Fuqua School of Business at Duke University since September 1991. He was an Assistant Professor at New York University's Stern School of Business between January 1983 and August 1991. Dr. Wilson teaches in the areas of financial accounting, financial reporting, financial statement analysis and strategic cost management. He earned a bachelor's degree and a Ph.D. in accounting at the University of North Carolina.

                               Board of Directors

         The business and affairs of the Company are managed by or under the direction of the Board of Directors, as provided by Delaware law and our By-Laws. The directors establish overall policies and standards for the Company and review the performance of management. The directors are kept informed of our operations at meetings of the Board, through reports and analyses and through discussions with management.

Meetings of the Board

         The Board of Directors met five times during the year ended December 31, 2006. All directors participated in at least 75% of all meetings of the Board of Directors and the committees of the Board of Directors on which they served during 2006.

Committees of the Board

         The Board of Directors has established an Audit Committee and a Compensation Committee. There is no nominating committee of the Board of Directors.

         The Audit Committee, established in 1996, has the authority to appoint and remove our independent public accounting firm, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by us in financial reporting and the adequacy of our internal control procedures. The members of the Audit Committee, which met once during the year ended December 31, 2006, are Dr. Peter R. Wilson (Chairman) and Robert M. Price.

         The Compensation Committee has the authority, among other things, to:
(i) determine the cash and non-cash compensation of each of our executive officers and any other employee with an annual salary in excess of $100,000;
(ii) consider and recommend to the Board such general and specific employee equity and other incentives as it may from time to time deem advisable; and
(iii) administer our stock option plans. The members of the Compensation Committee, which met one time during the year ended December 31, 2006, are Robert M. Price (Chairman) and Dr. Peter R. Wilson.

         The Board of Directors has not established a nominating committee primarily because it believes that the current composition and size of the Board permit candid and open discussion regarding potential new candidates for director. The entire Board of Directors currently operates as our nominating committee, and all directors participate in the consideration of director nominees. Of the three directors currently serving on the Board, we believe that Dr. Peter R. Wilson and Robert M. Price are independent directors within the meaning of the NASDAQ Marketplace Rules applicable to directors and audit, compensation and nominating committee members of companies listed on the NASDAQ Global Market. The Company does not believe that Messrs. Wilson or Price are parties to other transactions, relationships or arrangements not otherwise disclosed in this prospectus that affect their independence. There is no formal process or policy that governs the manner in which we identify potential candidates for director, and the Board of Directors has not adopted any specific, minimum qualifications that must be met to be nominated to serve as a director. Historically, however, the Board of Directors has considered several factors in evaluating candidates for nomination to the Board, including the candidate's knowledge of our business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all our stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of director nominees recommended by our stockholders because the Board of Directors believes that it has been able to give appropriate consideration to candidates recommended by stockholders in prior years on a case-by-case basis.

                        Audit Committee Financial Expert

         The Board of Directors has determined that Dr. Peter R. Wilson is an "audit committee financial expert" for purposes of the rules and regulations of the Securities and Exchange Commission adopted pursuant to the Sarbanes-Oxley Act of 2002. Mr. Wilson also is an independent director within the meaning of the NASDAQ Marketplace Rules applicable to audit committee members of companies listed on the NASDAQ Global Market.

         Additional information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2007 Annual Meeting of Stockholders under the captions "Board of Directors - Code of Ethics," "Board of Directors--Nominees for Director," and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

         Affinity has two employees, a Chief Executive Officer and a Chief Operating Officer. Both of these employees are "named executives" as such term is used for purposes of a discussion of our compensation policies and arrangements. Historically, our compensation policies and arrangements have, to a great extent, been dictated by the limited cash resources available for cash compensation to our named executives. Due to our limited cash resources, from 2003 until August 2006 both of our named executives received only a portion of the cash compensation each earned. During that period, our Chief Executive Officer and Chief Operating Officer received 60% and 63%, respectively, of cash compensation they earned. Moreover, during that period our Chief Executive Officer, from time to time, reduced his time commitment to Affinity in order to conserve cash resources.

         Due to our limited cash resources we have placed a high degree of emphasis on stock-based compensation, primarily in the form of stock option grants. These grants are intended to achieve our principal compensation objectives of retaining executive officers who have developed the significant historical experience, knowledge and relationships necessary to continue operating our highly specialized business and rewarding them for their contributions to the further development of our business and prospects. Further, we believe that stock-based compensation achieves an important compensation objective of aligning the interest of our named executives with the interest of our stockholders over a long period of time.

         As more fully explained in Part I, Item 1. "Business - Patents and Legal Matters," during 2006, we successfully concluded the reexamination of our U.S. Patent No. 6,105,007 in 2006. The successful conclusion of the reexamination caused the lifting of our patent infringement lawsuits, facilitated our ability to raise additional capital and necessitated the return to full time status of our Chief Executive Officer.

         In light of the general advance of our business activities as a result of the successful conclusion of the reexamination of our U.S. Patent 6,105,007, in July 2006 our Board of Directors approved new compensation terms for our named executives. The compensation terms consisted of the establishment of base cash compensation for and the granting of stock options to our named executives as described in the tables below. In determining the base cash compensation amounts our Board considered numerous factors, including: cash compensation levels of executives in comparably sized and complex companies; the cash compensation amount our named executives would likely receive from other companies based on their experience levels and the historical amounts we have paid to them, including these executives' history of voluntary salary reductions and deferral of earned cash compensation.

         During 2006, we granted a significant number of options to our named executives. Key factors considered in determining the level of stock options granted of to our named executives in 2006 included: levels of ownership of executives considered appropriate for similar companies at a comparable stage of development; the absence of stock option grants to the named executives in the preceding two years; and, our progress in advancing our patent and business interests in 2006.

         Other than cash compensation, which includes our named executives' base salary and amounts paid to them to defray the cost of their health care premiums, and stock-based compensation in the form of stock option grants, we currently provide no other compensation to our named executives. It is possible that, depending on our progress in the future, our Board of Directors could grant bonuses to our named executives based on factors they consider relevant at that time or that a formal bonus plan could be developed to reward our named executives for the achievement of specific objectives.

         Furthermore, neither of our named executives is subject to an employment contract and there are no formal or informal agreements with them concerning severance arrangements, other than common accelerated vesting provisions related to unvested stock options in the event we have a change of control.

         During 2006, neither of our named executives exercised any stock options.

Summary Compensation Table

         The following summary compensation table sets forth information concerning the cash and non-cash compensation earned by, paid to and awarded to our named executives during the year ended December 31, 2006:

                                                    Annual Compensation
                                              ------------------------------------------------
          Name and                                                  Option         All Other
     Principal Position            Year           Salary            Awards         Compensation      Total
------------------------------  ----------    ---------------    -------------    -------------   ------------
   Joseph A. Boyle                 2006        $ 137,310 (1)    $ 366,803 (2)     $ 3,058 (3)      $ 507,171
     President and Chief
     Executive Officer

   S. Sean Douglas                 2006        $ 111,918 (4)    $ 124,713 (5)     $ 3,058 (6)      $ 239,689
     Executive Vice President
     And Chief Operating Officer


(1) Amount represents cash compensation of $93,071 Mr. Boyle received subsequent to his returning to full-time employment with Affinity in July 2006 and accrued compensation of $44,239 which has not been paid to Mr. Boyle due to our limited cash resources. From January 2006 through June 2006, Mr. Boyle received no cash compensation and compensation was accrued on his behalf at an annual rate of $24,000. From July 2006 through September 2006, Mr. Boyle was paid cash compensation at a rate less than the amount of compensation he earned due to limited cash resources. In July 2006, Mr. Boyle's base annual salary was established at $250,000.
(2) Amount represents the expense we recognized in 2006 related to the stock options we granted to Mr. Boyle in July 2006 in accordance with a compensation plan adopted by the Board of Directors. The expense we recognized represents the portion of the estimated fair value of the options we granted allocable to 2006 and was determined in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payments." Under the plan Mr. Boyle received options to purchase 2.5 million shares of our common stock at an exercise price of $0.50 per share. The options are classified as non-qualified stock options for federal tax purposes and were granted outside of a shareholder-approved plan. One-third (833,333) of the options vested at the date of grant and an additional 833,333 will vest on the first and second anniversary of the grant date, respectively. The assumptions used in valuing these options are set forth in Note 5 of our consolidated financial statements included herewith.
(3) Amount represents payments of $979 to Mr. Boyle and accrued payments of $2,079 for the maintenance of health insurance coverage under a non-company sponsored plan. We discontinued offering health insurance to our employees in 2003 in an effort to conserve cash.
(4) Amount represents cash compensation of $66,789 Mr. Douglas received during 2006 and accrued compensation of $45,129 which has not been paid to Mr. Douglas due to our limited cash resources. In July 2006, Mr. Douglas' base annual salary was established at $125,000.
(5) Amount represents the expense we recognized in 2006 related to the stock options we granted to Mr. Douglas in July 2006 in accordance with a compensation plan adopted by the Board of Directors. The expense we recognized represents the portion of the estimated fair value of the options we granted allocable to 2006 and was determined in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payments." Under the plan Mr. Douglas received options to purchase 850 thousand shares of our common stock at an exercise price of $0.50 per share. The options are classified as non-qualified stock options for federal tax purposes and were granted outside of a shareholder-approved plan. One-third (283,333) of the options vested at the date of grant and an additional 283,333 will vest on the first and second anniversary of the grant date, respectively. The assumptions used in valuing these options are set forth in Note 5 of our consolidated financial statements included herewith.

(6) Amount represents payments of $2,324 to Mr. Douglas and accrued payments of $734 for the maintenance of health insurance coverage under a non-company sponsored plan. We discontinued offering health insurance to our employees in 2003 in an effort to conserve cash.

         The following table provides information regarding awards of equity compensation (all in the form of options to purchase our common stock) to our named executives during the year ended December 31, 2006.

                         Grants of Plan-Based Awards Table

                                            Option Awards
                                 ------------------------------------
                                  Number of    Exercise      Grant
                                 Securities      Price       Date
                    Grant        Underlying       of         Fair
     Name            Date          Options      Options      Value
---------------   -----------    -----------   ---------  -----------
Joseph A. Boyle  July 14, 2006    2,500,000      $0.50     $650,000

S. Sean Douglas  July 14, 2006      850,000      $0.50     $221,000

         The following table provides information with respect to unexercised options for our named executives as of December 31, 2006.

                           Outstanding Equity Awards at December 31,2006

                    Number of        Number of
                    Securities       Securities
                    Underlying       Underlying
                   Unexercised      Unexercised       Option       Option
                     Options-         Options-       Exercise    Expiration
     Name          Exercisable     Unexercisable       Price        Date
---------------   -------------   ---------------   ----------   -----------
Joseph A. Boyle         70,000                          $3.75      7/9/2007
                       125,000                           0.94     7/28/2008
                       100,000                           0.50     10/4/2008
                       200,000                           1.47     2/28/2010
                       200,000                           0.09     4/19/2011
                       500,000                           0.09     3/19/2012
                       833,333         1,666,667         0.50     7/13/2016

S. Sean Douglas            200                           2.31     3/23/2008
                         1,000                           1.50      7/6/2009
                        15,000                           1.06     2/22/2010
                         7,500                           1.06     7/21/2010
                        80,000            20,000         0.09     3/19/2012
                        75,000            50,000         0.19     4/27/2013
                       283,333           566,667         0.50     7/13/2016

Director Compensation

         We have two non-employee directors, Robert M. Price and Dr. Peter R. Wilson. In order to conserve our cash resources, since March 2002 we have compensated our directors through stock-based compensation, primarily in the form of stock option grants. Prior to that time our policy was to compensate our non-employee directors primarily through cash compensation and each received $2,000 for each meeting attended in person and $500 for each meeting attended by teleconference. In January 2003, we issued to Mr. Price and Dr. Wilson, each, 141,667 shares of our common stock to compensate them for cash compensation they had deferred due to our limited cash resources.

         In March 2002, we adopted a director compensation plan under which non-employee directors received a one-time grant to purchase 100,000 shares of our common stock at the closing price on the date immediately preceding the grant date. The options vested over two years and were designed to compensate our non-employee directors for the two-year period ending in March 2004.

         From March 2004 until July 2006, our non-employee directors received no compensation from us. In July 2006, and as discussed in detail in above, in August 2006 our Board of Directors approved a stock option grant in which our non-employee directors participated, the details of which are set forth in the table below. Our objectives in granting our non-employee directors the stock options were to compensate them for the period in which we have not compensated them, to provide them with future compensation during the period that the stock options vest and to further align their interest with the interest of our stockholders.

         Other than the reimbursement of out-of-pocket expenses incurred in attending meetings, we currently provide no other compensation to our non-employee directors.

         The following summary compensation table sets forth information concerning the cash and non-cash compensation earned by, paid to and awarded to our non-employee directors during the year ended December 31, 2006:


                 Director Compensation in 2006

                    Fees
                   Earned
                   or Paid         Option         All Other
     Name          In Cash         Awards        Compensation        Total
---------------   ---------    -------------    --------------    ----------
Robert M. Price    $  -         $ 90,020 (1)     $    -            $  90,020

Peter R. Wilson    $  -         $ 90,020 (1)     $    -            $  90,020


(1) Amount represents the expense we recognized in 2006 related to the stock options we granted to Mr. Price and Dr. Wilson in July 2006 in accordance with a compensation plan adopted by the Board of Directors. The expense we recognized represents the portion of the estimated fair value of the options we granted allocable to 2006 and was determined in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payments." Under the plan Mr. Price and Dr. Wilson, each, received options to purchase 500,000 shares of our common stock at an exercise price of $0.35 per share and options to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share. The total fair value of the options we granted to Mr. Price and Dr. Wilson was $132,500. The options with an exercise price of $0.35 vested immediately and the options with and exercise price of $0.50 vest ratably on the first and second anniversary of the grant date. The options are classified as non-qualified stock options for federal tax purposes and were granted outside of a shareholder-approved plan. The assumptions used in valuing these options are set forth in Note 5 of our consolidated financial statements included herewith.

         Additional information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2007 Annual Meeting of Stockholders under the caption "Report of the Compensation Committee on Executive Compensation," which is furnished, but not deemed filed herewith, by incorporation by reference herein in accordance with Instruction 2 to Item 407(e)(5) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of January 1, 2007, by: (i) each director and nominee for director of the Company; (ii) each current executive officer of the Company named under the caption "Executive Compensation--Summary Compensation Table," below; (iii) each other person who is known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock (a "five percent stockholder"); and (iv) all directors and executive officers as a group. Except as set forth in the footnotes to the table below, each of the stockholders identified in the table below has sole voting and investment power over the shares beneficially owned by such person.

                                                                                          Percent of
                                                                  Number of Shares       Outstanding
DIRECTORS AND EXECUTIVE OFFICERS                                 Beneficially Owned      Shares Owned
--------------------------------                                 ------------------     -------------
Peter R. Wilson (1)                                                    630,067             1.39%
Robert M. Price (2)                                                    686,179             1.52%
Joseph A. Boyle (3)                                                  3,401,033             7.51%
S. Sean Douglas (4)                                                    462,033             1.02%
Directors and executive officers as a group (4 persons)              5,179,312            11.44%

FIVE PERCENT STOCKHOLDERS
--------------------------
The South Financial Group (5)                                        5,084,035            11.23%

-------------------
*Indicates less than one percent.
(1)  Includes options to acquire 350,000 shares of Common Stock. that are currently exercisable.
(2)  Includes options to acquire 350,000 shares of Common Stock. that are currently exercisable.
(3)  Includes options to acquire 2,028,333 shares of Common Stock. that are currently exercisable. Also includes 828,380 shares of Common Stock that may be acquired upon conversion of a convertible note in the principal amount of $166,863 held by Mr. Boyle. Also includes 31,820 shares that may be issued in lieu of cash, at the Company's election, in payment of accrued interest on such convertible note.
(4)  Consists entirely of options to acquire Common Stock that are currently exercisable.
(5)  In March 2005, The South Financial Group, Inc. ("The South Financial
     Group") transferred 4,876,340 shares of the Company's Common Stock to The
     South Financial Group Foundation (the "Foundation"), and at January 1,
     2007, the Foundation held 4,454,190 shares of the Company's Common Stock.
     The shares shown in the table above also include 606,560 shares of Common
     Stock that may be acquired upon conversion of a convertible note in the principal amount of $122,115 held by CF Investment Company, a subsidiary of
     The South Financial Group. This amount also includes 23,285 shares that may be issued in lieu of cash, at the Company's election, in payment of accrued interest on such convertible note. The South Financial Group's address is
     Post Office Box 1029, Greenville, South Carolina, 29602.

                                            Equity Compensation Plan Information
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                           (a)                          (b)                            (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
 approved by security holders           1,733,700                      $0.50                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
 approved by security holders           6,850,000                      $0.49                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                       8,583,700                      $0.49                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------

         The table set forth above does not include any information with respect to shares of common stock that may be issued upon the conversion of convertible notes that have been issued by the Company. At December 31, 2006, there was $3,225,089 of principal and accrued interest outstanding under these notes, which could be converted into an aggregate of 10,543,606 shares of the Company's common stock at a conversion price of $0.20 ($1,116,792 principal and accrued interest), $0.42 ($1,950,511 principal and accrued interest) or $0.50 ($157,786 principal and accrued interest) per share.

         As set forth in the above table, we issued stock options and warrants exercisable into 6,850,000 of shares of our common stock. Of such amount, 4,350,000 were stock options granted to employees and non-employee directors. The grant of these stock options is discussed in detail in Part III, Item 11., "Executive Compensation" and Note 5 to our consolidated financial statements included herein also discusses these stock options and warrants to purchase 2,500,000 shares of our common stock issued to Morgan Keegan & Company for advisory and other services.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Related Transactions

         Since June 2002, we have primarily financed our operations from the proceeds received through the issuance of convertible notes. In June 2002, our Chief Executive Officer purchased a convertible note in the principal amount of $125,000. In June 2004, all of our then outstanding convertible notes, including the note issued to our Chief Executive Officer, went into default. In August 2006, we reached an agreement with the holders of our notes outstanding at that time (the "existing notes"), under which we exchanged the existing notes, all of which were in default, for new notes. The principal of the new notes included the original principal of the existing notes plus the accrued interest on the existing notes and matured in August 2008. In accordance with the exchange, we issued to our Chief Executive Officer a new note in the amount of $166,863. Additional information regarding our convertible notes and this transaction with our Chief Executive Officer is discussed in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and in Note 4 to our consolidated financial statements included herein.

Director Independence

         Information regarding the independence of our outside directors is contained in Part III, Item 10., "Directors and Executive Officers of the Registrant - Board of Directors."

Item 14.  Principal Accountant Fees and Services

         Information required by this item will be contained in the Registrant's definitive proxy statement relating to its 2007 Annual Meeting of Stockholders, under the caption "Accounting Fees."

Part IV

Item 15.  Exhibits

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
         i.    Consolidated Balance Sheets as of December 31, 2006 and 2005.
         ii. Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.
         iii. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2006, 2005, and 2004.
         iv. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.
         v.    Notes to Consolidated Financial Statements.

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


   Exhibit Number        Description
--------------------------------------------------------------------------------
        3.1 Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit
                      3.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        3.2 Certificate of Amendment to Certificate of Incorporation of the Company, which is hereby incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
        3.3 Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.1 Specimen Certificate of Common Stock, which is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.2 Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity Technology Group, Inc., as amended, and Article II, Sections 3, 9 and 10 of the Bylaws of Affinity Technology Group, Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        4.3 Convertible Note Purchase Agreement, dated June 3, 2002, between Affinity Technology Group, Inc., and certain investors, which is incorporated by reference to Exhibit
                      4.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.
        4.4 Amended and Restated Convertible Note Purchase Agreement, dated August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
        4.5 Form of 8% Convertible Secured Note, which is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

        4.6 Amended and Restated Security Agreement, dated August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
        4.7 Letter Agreement, dated as of September 12, 2006, among Affinity Technology Group, Inc. and certain purchasers of convertible notes under the Amended and Restated Convertible Note Purchase Agreement, dated as of August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 20, 2006.
       10.1* Form of Stock Option Agreement (1995 Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.2* Form of Stock Option Agreement (1996 Stock Option Plan), which is hereby incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.3*          Form of Stock Option Agreement (Directors' Stock Option
                      Plan), which is hereby incorporated by reference to
                      Exhibit 10.9 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.4* 1995 Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.5* Amended and Restated 1996 Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
       10.6* Non-Employee Directors' Stock Option Plan of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
        10.7 Stock Rights Agreement, dated October 20, 1995, between Affinity Technology Group, Inc., and certain investors, which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-1170).
       10.8* Declaration of First Amendment to 1996 Stock Option Plan of Affinity Technology Group, Inc., and 1995 Stock Option Plan of Affinity Technology Group, Inc., which is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
       10.9* Restricted Stock Agreement between Affinity Technology Group, Inc., and Joseph A. Boyle, which is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
       10.10* Stock Agreement between Affinity Technology Group, Inc., and Wade H. Britt, III, which is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
       10.13 Legal Representation Agreement, dated May 27, 2003, between decisioning.com, Inc., and Withrow & Terranova, PLLC, which is incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
       10.14 Letter Agreement, effective as of April 17, 2006, between Affinity Technology Group, Inc. (the "Company") and the holders of the 8% convertible secured notes issued under the Convertible Note Purchase Agreement, dated as of June 3, 2002, among the Company and the investors named there in, which is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2006.
       10.15 Letter Agreement, dated July 10, 2006, between the Company and Morgan Keegan & Company, which is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2006.
       10.16 Amended and Restated Legal Representation Agreement, dated July 10, 2006, among the Company, decisioning.com, Inc. and Withrow & Terranova, PLLC, which is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2006.

       10.17          Engagement Agreement, dated July 10, 2006, among the
                      Company, decisioning.com, Inc. and McBride Law, PC, which
                      is hereby incorporated by reference to Exhibit 10.3 to the
                      Company's Current Report on Form 8-K filed on July 14,
                      2006.
         14           Code of Ethics, which is incorporated by reference to
                      Exhibit 14 of the Company's Annual Report on Form 10-K for
                      the year ended December 31, 2003.
         21           Subsidiaries of Affinity Technology Group, Inc.
        23.1          Consent of Scott McElveen, L.L.P.
         31           Rule 13a-14(a)/15d-14(a) Certification.
         32           Section 1350 Certification.
*         Denotes a management contract or compensatory plan or arrangement.

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

                                     Affinity Technology Group, Inc.

Date:    January 30, 2006            By:   /s/  Joseph A. Boyle
                                           -------------------------------------
                                           Joseph A. Boyle
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                     Title                      Date
--------------------------------------------------------------------------------


/s/ Joseph A. Boyle                                             January 30, 2006
---------------------
Joseph A. Boyle             Chairman, President,
                            Chief Executive Officer and
                            Chief Financial Officer
                            and Director (principal executive
                            and financial officer)

/s/  Robert M. Price, Jr.                                       January 30, 2006
----------------------
Robert M. Price, Jr.        Director


/s/  Peter R. Wilson, Ph.D.                                     January 30, 2006
-----------------------
Peter R. Wilson, Ph.D.      Director


/s/  S. Sean Douglas                                            January 30, 2006
-----------------------
S. Sean Douglas             Executive Vice President and
                            Chief Operating Officer
                            (principal accounting officer)

Exhibit Index

Exhibit Number         Description
--------------------------------------------------------------------------------
21                     Subsidiaries of Affinity Technology Group, Inc.
23.1                   Consent of Independent Registered Public Accounting Firm
31                     Rule 13a-14(a)/15d-14(a) Certifications
32                     Section 1350 Certifications