Form 10-Q
period 2007-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2007-05-15
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007        Commission file number: 0-28152

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

45,267,398 shares of Common Stock, $0.0001 par value, as of May 1, 2007.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                               PAGE
PART I.    FINANCIAL INFORMATION
      ITEM 1.    Financial Statements
                        Condensed Consolidated Balance Sheets as of March 31, 2007 and
                          December 31, 2006.....................................................................4
                        Condensed Consolidated Statements of Operations for the three months ended
                          March 31, 2007 and 2006...............................................................5
                        Condensed Consolidated Statements of Cash Flows for the three months ended
                          March 31, 2007 and 2006...............................................................6
                        Notes to Condensed Consolidated Financial Statements....................................7
      ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...................................................................11
      ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................15
      ITEM 4.    Controls and Procedures........................................................................15
PART II.     OTHER INFORMATION
      ITEM 1.    Legal Proceedings..............................................................................15
      ITEM 1A.   Risk Factors...................................................................................15
      ITEM 6.    Exhibits.......................................................................................16
Signature.......................................................................................................17


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," predict," "potential," "intend," "continue" and similar expressions, although some forward-looking statements may be expressed differently. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenge by third parties; the results of ongoing litigation, including the Company's appeal to the U.S. Court of Appeals for the Federal Circuit regarding certain rulings in its patent litigation and its efforts to persuade the South Carolina Supreme Court to rehear and reverse an unfavorable reinstatement of a jury verdict in its ongoing litigation with Temple Ligon; and, unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital to fund its ongoing operations and patent infringement litigation expenses, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, may cause actual results to differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no ongoing obligation to update any forward-looking statements if it learns that any such forward-looking statements or the underlying assumptions are incorrect. As used in this report, unless the context otherwise requires, the terms "we," "our," "us" (or similar terms), the "Company" or "Affinity" include Affinity Technology Group, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, the term includes only Affinity Technology Group, Inc.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                              March 31,
                                                                 2007        December 31,
                                                             (Unaudited)         2006
                                                             ----------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $    601,462    $  1,026,978
  Prepaid expenses                                                 68,026          77,702
                                                             ----------------------------
Total current assets                                              669,488       1,104,680
  Property and equipment, net                                       7,259           7,566
                                                             ----------------------------
Total assets                                                 $    676,747    $  1,112,246
                                                             ============================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                           $     36,987    $    248,834
  Accrued expenses                                                887,810         856,964
  Deferred revenue                                                 33,333          33,333
                                                             ----------------------------
Total current liabilities                                         958,130       1,139,131
Non-current liabilities:
  Convertible notes                                             3,140,666       3,140,666
  Accrued interest                                                147,236          84,423
  Deferred revenue                                                 19,444          27,778
                                                             ----------------------------
Total non-current liabilities                                   3,307,346       3,252,867
                                                             ----------------------------
Total liabilities                                               4,265,476       4,391,998
Commitments and contingent liabilities
Stockholders' deficiency:
  Common  stock, par value $0.0001; authorized 100,000,000
     shares, issued 47,435,406 shares at March 31, 2007
     and December 31, 2006                                          4,744           4,744
  Additional paid-in capital                                   72,298,446      72,164,732
  Treasury Stock, at cost (2,168,008 shares at
     March 31, 2007 and December 31, 2006)                     (3,505,287)     (3,505,287)
  Accumulated deficit                                         (72,386,632)    (71,943,941)
                                                             ----------------------------
Total stockholders' deficiency                                 (3,588,729)     (3,279,752)
                                                             ----------------------------
Total liabilities and stockholders' deficiency               $    676,747    $  1,112,246
                                                             ============================


See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                       2007            2006
                                                   ----------------------------
Revenues:
   Patent license revenue                          $      8,333    $      8,333
                                                   ----------------------------
Costs and expenses:
   Cost of revenues                                         833             833
   General and administrative expenses                  395,992          71,719
                                                   ----------------------------
       Total costs and expenses                         396,825          72,552
                                                   ----------------------------
Operating loss                                         (388,492)        (64,219)
Other income (expenses):
   Interest income                                        8,614             244
   Interest expense                                     (62,813)        (25,971)
                                                   ----------------------------
Net loss                                           $   (442,691)   $    (89,946)
                                                   ============================
Net loss per share - basic and diluted             $      (0.01)   $      (0.00)
                                                   ============================
Shares used in computing net loss per share          45,267,398      42,243,207
                                                   ============================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                        2007            2006
                                                     --------------------------

Operating activities
Net loss                                             $  (442,691)   $   (89,946)
Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                            307          1,290
    Amortization of stock option compensation            133,714            843
    Deferred revenue                                      (8,333)        (8,333)
    Changes in current assets and liabilities:
       Accounts receivable                                    --        100,000
       Prepaid expenses                                    9,676          1,076
       Accounts payable and accrued expenses            (118,189)         5,523
                                                     ---------------------------
Net cash (used in) provided by operating activities     (425,516)        10,453
                                                     ---------------------------

Investing activities
Purchases of property and equipment                           --           (786)
                                                     ---------------------------
Net cash used in investing activities                         --           (786)
                                                     ---------------------------

Net (decrease) increase in cash                         (425,516)         9,667
Cash and cash equivalents at beginning of period       1,026,978         13,776
                                                     ---------------------------
Cash and cash equivalents at end of period           $   601,462    $    23,443
                                                     ==========================


See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1.     The Company - Going Concern

         Affinity Technology Group, Inc. (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to attempt to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents and in pursuing patent litigation in an effort to protect this intellectual property and obtain recourse against alleged infringement of these patents.

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

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2007, the Company had cash and cash equivalents of $601,462 and a working capital deficit of $288,642. The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to it and has sought recourse through litigation with alleged infringers of its patents. The Company's lawsuits against the alleged infringers have been dismissed by the United States District Court in Columbia, South Carolina (the "Columbia Federal Court") and the Company has initiated an appeal to the U.S. Court of Appeals for the Federal Circuit ("the Federal Appeals Court"). The Company is not certain as to the length of time it will take to complete the appeal to the Federal Appeals Court; however, the Company believes that it is unlikely that its existing cash resources will be sufficient to complete the appeals process. Accordingly, to remain viable through 2007, it is likely that the Company will be required to raise additional capital through the sale of debt and/or equity securities or from licensing its patents. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business at all or in amounts sufficient to complete its appeal process. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Moreover, the Company is the defendant in a lawsuit as explained further in Note 8, "Commitments and Contingent Liabilities." If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it could be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

         Management's plans with respect to addressing the matters discussed above are to pursue an appeal of certain rulings made in its patent litigation by the Columbia Federal Court and if successful in the appeal, to continue to prosecute these patent infringement lawsuits. The Company's currently limited capital resources may not be sufficient to complete the appeals process, and if successful with its appeal, to continue to prosecute its patent infringement lawsuits. In the event the Company's current capital resources are not sufficient, management intends to attempt to raise additional capital to continue the prosecution of its lawsuits and any necessary appeals. No assurance can be given, however, that management will be successful in raising additional capital if needed to continue the operations of the Company.

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

2.     Basis of Presentation

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

         In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - financial services technology (see Note 7).

         Certain amounts in 2006 have been reclassified to conform to 2007 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

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

         Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement," effective for our fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company does not expect this pronouncement to have a material impact on its financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", (SFAS No. 159) which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

4.     Stock Based Compensation

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payments" (SFAS 123R), on January 1, 2006. This statement requires the Company to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R the Company is required to recognize compensation expense over an award's vesting period based on the award's fair value at the date of grant. The Company elected to adopt SFAS 123R on a modified prospective basis.

         During the three month periods ended March 31, 2007 and March 31, 2006, the Company granted no stock options or other instruments under share-based arrangements. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three month periods ended March 31, 2007 and March 31, 2006 was $133,714 and $843, respectively.

         Using the Black-Scholes option-pricing model, the fair value at the date of grant for the options underlying the expense the Company recognized was estimated using the following assumptions: expected volatility, 132% to 138%; risk free rate of return, 1.99% to 4.82%; dividend yield, 0%; and expected option life, 3 years.

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

         In September 2006, The Company sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes previously issued by the Company, except that they may be converted into the Company's common stock at a rate of $.42 per share. The Company has filed with the Securities and Exchange Commission, on January 31, 2007, a registration statement with respect to the Company's common stock issuable upon conversion of these notes, and is currently undertaking revisions to such registration statement in an effort to have it declared effective by the Securities and Exchange Commission.

7.     Segment Information

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.     Commitments and Contingent Liabilities

         The Company and its founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the Appeals Court for a rehearing of the case was denied, and the Company has petitioned the South Carolina Supreme Court to hear the case and to grant the Company relief from this ruling. If the Company becomes obligated to pay more than an insignificant amount of damages in connection with this litigation, it could be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Affinity Technology Group, Inc. was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered us include our
DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, we have suspended all efforts to further develop, market and operate these products and services. Our last processing contract terminated in late 2002, and we have no plans in the near term to engage in further sales or other activities related to our products or services, other than to attempt to license certain of the patents that we own. Currently, our business activities consist exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. Accordingly, our prospects are wholly dependent on these efforts to finance and execute a sustainable patent licensing program.

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

         In June 2003, we filed a lawsuit against Federated Department Stores, Inc. ("Federated"), and certain of its subsidiaries alleging that Federated infringed one of our patents (U. S. Patent No. 6,105,007). In September 2003, we filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both sought unspecified damages. In 2004, at the request of Federated and Ameritrade, the PTO determined to reexamine U.S. Patent No. 6,105,007. As a result of the reexamination of U.S. Patent No. 6,105,007, we jointly, with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. In March 2006, we were notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and that such reexamination resulted in the full allowance of all the claims of this patent. As a result of the completion of the PTO's reexamination of U.S. Patent No. 6,105,007, the stay of these lawsuits against Federated and Ameritrade was automatically lifted, and the lawsuits proceeded.

         In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against us in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of our patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. We filed counterclaims against Household claiming that Household infringed U. S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007. We also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted our motion to transfer the case to Columbia Federal Court. As a result of the reexamination of U.S. Patent No. 6,105,007, we jointly, with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007. As discussed above, the PTO subsequently concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the stay of this lawsuit was automatically lifted, and the lawsuit proceeded.

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

         Subsequent to the Markman ruling, Federated, Ameritrade and HSBC filed summary judgment motions with the Columbia Federal Court requesting that the lawsuits be dismissed. In March 2007, the Columbia Federal Court granted the summary judgment motions filed by Federated and Ameritrade and in April 2007 it granted the summary judgment motions filed by HSBC. Accordingly, our lawsuit with each of the defendants was dismissed. The basis of the Columbia Federal Court's rulings stemmed from the interpretation and application of certain claim terms the Court interpreted and defined as part of the Markman Hearing, as discussed above.

         We have initiated an appeal with the U.S. Court of Appeals for the Federal Circuit (the "Federal Appeals Court") in which we will request the Federal Appeals Court to reverse certain of the Markman rulings made by the Columbia Federal Court and grant to us more favorable interpretations and definitions related to certain of the claim terms in our patents. Unless we can obtain a more favorable interpretation of certain claim terms, it is possible the scope of our patents could be significantly limited. Furthermore, we believe it is unlikely that the U.S. Supreme Court, the only further appeals body beyond the Federal Appeals Court, is likely to review or reconsider their rulings and, therefore, we believe that the Federal Appeals Court's rulings will be dispositive and will probably determine the outcome of our business. Moreover, we believe that the rulings made by the Columbia Federal Court, including the Markman rulings, that necessitated our appeal to the Federal Appeals Court, will hinder our ability to license our patents. Further, our appeal will likely require substantial resources and an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. We can give no assurance that we will have, or be able to raise, if necessary, the resources necessary to complete our appeal of the Markman rulings. We also can give no assurance that, even if we are able to finance our appeal to completion, such appeal will be result in a favorable outcome. Even if we are successful in pursuing our appeal to completion and a favorable outcome, we cannot assure you that we will then have sufficient funding to continue our underlying lawsuits or that such lawsuits would succeed in obtaining a favorable outcome for us.

         In addition, we and our founder, Jeff Norris, are defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claims, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and seeks monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, we filed post-trial motions with the trial court in which, among other things, we claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted our motions, set aside the jury verdict, and ordered entry of a judgment in favor of us. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. Our petition to the South Carolina Appeals Court for a rehearing of this case was denied, and we have petitioned the South Carolina Supreme Court to hear this case and to grant us relief from this ruling. If we become obligated to pay more than an insignificant amount of damages in connection with this litigation, we could be forced to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

         To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At March 31, 2007, we had cash and cash equivalents of $601,462 and a working capital deficit of $288,642. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court and we have initiated an appeal to the Federal Appeals Court. We are not certain as to the length of time it will take to complete our appeal to the Federal Appeals Court; however, we believe that it is unlikely that our existing cash resources will be sufficient to complete the appeals process. Accordingly, to remain viable through 2007, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances, however, that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal process. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

         We apply certain accounting policies, which are critical in understanding our results of operations and the information presented in our condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of March 31, 2007 and December 31, 2006, we recorded a valuation allowance that reduced our deferred tax assets to zero. As of March 31, 2007, there have been no material changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenues

         Patent license revenue. We recognized patent license revenue of $8,333 for the three month periods ended March 31, 2007 and March 31, 2006. All our patent licensing revenues are related to a license agreement entered into in 1999, which is renewable every three years.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three month periods ended March 31, 2007 and March 31, 2006 was $833. Cost of revenues consists of commissions paid to patent licensing representatives.

         General and Administrative Expenses. General and administrative expenses were $395,992 for the three month period ended March 31, 2007 compared to $71,719 in the corresponding period in 2006, an increase of $324,273. The increase was primarily related to an increase in professional fees related to legal and other expenses associated with the Company's patent litigation and increased compensation expense, including the recognition of stock-based compensation expense. As more fully explained at Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Overview," we have been involved in three patent infringement lawsuits, for which we continued to incur expenses through the end on the first quarter of 2007. Despite the recent dismissal of these lawsuits, we are seeking an appeal through the U.S. Court of Appeals for the Federal Circuit and will be incurring further expenses in connection with that appeal. Compensation expense increased primarily as a result of the Chief Executive Officer's return to the Company on a full-time basis in the latter half of 2006 and a new compensation plan that was implemented in July 2006. The compensation plan included stock-based compensation, and during the first quarter of 2007 we recognized a non-cash expense of $133,714 related to the stock-based compensation plan.

         Interest expense. Interest expense for the three month period ended March 31, 2007, was $62,813 compared to $25,971 for the corresponding period in 2006. Interest expense is related to our convertible notes, which accrue interest at 8%. The change in interest expense during the three month period ended March 31, 2007 compared to the corresponding period in 2006 is due to changes in the aggregate average balance of the convertible notes outstanding during the respective periods resulting from the issuance of new notes. In May 2006 and September 2006, the Company issued convertible notes in an aggregate principal amount of $150,000 and $1,905,000, respectively.

Liquidity and Capital Resources

         We have generated net losses of $72,386,632 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

         Net cash used by operations during the three months ended March 31, 2007, was $425,516, compared to $10,453 provided by operations for the same period in 2006. The increase in cash used during the three month period ended March 31, 2007 compared to the corresponding period in 2006 was primarily due to increased general and administrative expenses, as discussed above, and the payment of certain accounts payable and accrued expenses incurred in the fourth quarter of 2006. Additionally, in the first quarter of 2006, we received a $100,000 patent license payment related to a three year patent license. At March 31, 2007 cash and liquid investments were $601,462, as compared to $1,026,978 at December 31, 2006. At March 31, 2007 working capital was a deficit of $288,642 as compared to a deficit of $34,451 at December 31, 2006.

         To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At March 31, 2007, we had cash and cash equivalents of $601,462. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court and we have initiated an appeal to the Federal Appeals Court. We are not certain as to the length of time it will take to complete our appeal to the Federal Appeals Court; however, we believe that it is unlikely that our existing cash resources will be sufficient to complete the appeals process. Accordingly, to remain viable through 2007, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal process. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for updated information regarding patent litigation and related appeal and the Temple Ligon lawsuit.

Item 1A. Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations.

Item 6.  Exhibits

      Exhibit Number         Description
 ----------------------  -------------------------------------------------------

            3.1          Certificate of Incorporation of Affinity Technology
                         Group, Inc., which is hereby  incorporated by reference
                         to Exhibit 3.1 to the  Registration  Statement  on Form
                         S-1  of  Affinity  Technology  Group,  Inc.  (File  No.
                         333-1170).
            3.2          Certificate   of  Amendment  to   Certificate  of
                         Incorporation   of  the   Company,   which  is   hereby
                         incorporated   by  reference  to  Exhibit  3.2  to  the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2006
            3.3          Bylaws of Affinity Technology Group, Inc., which is
                         hereby  incorporated by reference to Exhibit 3.2 to the
                         Registration   Statement   on  Form  S-1  of   Affinity
                         Technology Group, Inc.(File No. 333-1170).
            4.1          Specimen  Certificate  of Common  Stock,  which is
                         hereby  incorporated by reference to Exhibit 4.1 to the
                         Registration   Statement   on  Form  S-1  of   Affinity
                         Technology Group, Inc. (File No. 33-1170).
            4.2          Sections  4,  7  and  8  of  the   Certificate  of
                         Incorporation of Affinity  Technology  Group,  Inc., as
                         amended,  and Article  II,  Sections 3, 9 and 10 of the
                         Bylaws of Affinity  Technology Group, Inc., as amended,
                         which are incorporated by reference to Exhibits 3.1 and
                         3.2,  respectively,  to the  Registration  Statement on
                         Form S-1 of Affinity  Technology  Group, Inc. (File No.
                         333-1170).
            4.3          Convertible Note Purchase Agreement,  dated June 3,
                         2002,  between  Affinity  Technology  Group,  Inc., and
                         certain  investors,  which is incorporated by reference
                         to Exhibit  4.1 to the  Company's  Quarterly  Report on
                         Form 10-Q for the Quarter ended June 30, 2002.
            4.4          Amended and  Restated  Convertible  Note  Purchase
                         Agreement,  dated August 9, 2006, among the Company and
                         the   investors   named   therein,   which  is   hereby
                         incorporated   by  reference  to  Exhibit  4.1  to  the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2006.
            4.5          Form of 8%  Convertible  Secured  Note,  which  is
                         hereby  incorporated by reference to Exhibit 4.2 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2006.
            4.6          Amended and  Restated  Security  Agreement,  dated
                         August 9, 2006,  among the  Company  and the  investors
                         named  therein,   which  is  hereby   incorporated   by
                         reference  to Exhibit  4.3 to the  Company's  Quarterly
                         Report  on Form  10-Q for the  quarter  ended  June 30,
                         2006.
            4.7          Letter  Agreement,  dated as of September 12, 2006,
                         among  Affinity  Technology  Group,  Inc.  and  certain
                         purchasers of  convertible  notes under the Amended and
                         Restated Convertible Note Purchase Agreement,  dated as
                         of August 9, 2006,  among the Company and the investors
                         named  therein,   which  is  hereby   incorporated   by
                         reference  to  Exhibit  4.1  to the  Company's  Current
                         Report on Form 8-K filed on September 20, 2006.
            31           Rule 13a-14(a)/15d-14(a) Certifications.
            32           Section 1350 Certifications.

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

Date:  May 15, 2007

                                  EXHIBIT INDEX


Exhibit 31      Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32      Section 1350 Certifications