Form 10-Q
period 2007-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2007-08-14
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 2007           Commission file number: 0-28152

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

45,267,398 shares of Common Stock, $0.0001 par value, as of August 1, 2007.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
PART I. FINANCIAL INFORMATION
   ITEM 1. Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 2007 and
        December 31, 2006                                                               4
        Condensed Consolidated Statements of Operations for the three and six months
        ended June 30, 2007 and 2006                                                    5
        Condensed Consolidated Statements of Cash Flows for the six months ended
        June 30, 2007 and 2006                                                          6
        Notes to Condensed Consolidated Financial Statements                            7
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                          11
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                  15
   ITEM 4. Controls and Procedures                                                     15
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings                                                           15
   ITEM 1A. Risk Factors                                                               15
   ITEM 4. Submission of Matters to a Vote of Security Holders                         15
   ITEM 6. Exhibits                                                                    16
Signature                                                                              17

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," "continue" and similar expressions, although some forward-looking statements may be expressed differently. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenges by third parties; the results of ongoing litigation, including the Company's appeal to the U.S. Court of Appeals for the Federal Circuit regarding certain rulings in its patent litigation and its efforts to persuade the South Carolina Supreme Court to rehear and reverse an unfavorable reinstatement of a jury verdict in its ongoing litigation with Temple Ligon; and, unanticipated costs and expenses affecting the Company's cash position. If the Company is not able to raise additional capital to fund its ongoing operations and patent infringement litigation expenses, it may be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, may cause actual results to differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no ongoing obligation to update any forward-looking statements if it learns that any such forward-looking statements or the underlying assumptions are incorrect. As used in this report, unless the context otherwise requires, the terms "we," "our," "us" (or similar terms), the "Company" or "Affinity" include Affinity Technology Group, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, the term includes only Affinity Technology Group, Inc.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                        June 30,
                                                          2007              December 31,
                                                      (Unaudited)                2006
                                                   ------------------ -----------------------
Assets
Current assets:
  Cash and cash equivalents                         $        372,202     $         1,026,978
  Prepaid expenses                                            72,858                  77,702
                                                   ------------------ -----------------------
Total current assets                                         445,060               1,104,680
  Property and equipment, net                                  6,962                   7,566
                                                   ------------------ -----------------------
Total assets                                        $        452,022     $         1,112,246
                                                   ================== =======================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                  $        120,385     $           248,834
  Accrued expenses                                           867,579                 856,964
  Deferred revenue                                            33,333                  33,333
                                                   ------------------ -----------------------
Total current liabilities                                  1,021,297               1,139,131
Non-current liabilities:
  Convertible notes                                        3,140,666               3,140,666
  Accrued interest                                           210,049                  84,423
  Deferred revenue                                            11,111                  27,778
                                                   ------------------ -----------------------
Total non-current liabilities                              3,361,826               3,252,867
                                                   ------------------ -----------------------
Total liabilities                                          4,383,123               4,391,998
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   100,000,000 shares, issued 47,435,406 shares at
   June 30, 2007 and December 31, 2006                         4,744                   4,744
  Additional paid-in capital                              72,432,090              72,164,732
  Treasury Stock, at cost (2,168,008 shares at
      June 30, 2007 and December 31, 2006)                (3,505,287)             (3,505,287)
  Accumulated deficit                                    (72,862,648)            (71,943,941)
                                                   ------------------ -----------------------
Total stockholders' deficiency                            (3,931,101)             (3,279,752)
                                                   ------------------ -----------------------
Total liabilities and stockholders' deficiency      $        452,022     $         1,112,246
                                                   ================== =======================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                               Three months ended                   Six months ended
                                                    June 30,                            June 30,
                                              2007            2006                2007            2006
                                        --------------- ----------------    --------------- ----------------

Revenues:
 Patent license revenue                  $       8,334   $        8,334      $      16,667   $       16,667
                                        --------------- ----------------------------------- ----------------
Costs and expenses:
 Cost of revenues                                  834              834              1,667            1,667
 General and administrative expenses           426,257          206,458            822,249          278,177
                                        --------------- ----------------    --------------- ----------------
    Total cost and expenses                    427,091          207,292            823,916          279,844
                                        --------------- ----------------    --------------- ----------------
Operating loss                                (418,757)        (198,958)          (807,249)        (263,177)
Other income (expense):
 Interest income                                 5,555              478             14,169              722
 Interest expense                              (62,814)         (21,485)          (125,627)         (47,456)
                                        --------------- ----------------    --------------- ----------------
Net loss                                 $    (476,016)  $     (219,965)     $    (918,707)  $     (309,911)
                                        =============== ================    =============== ================
Net loss per share - basic and diluted:  $       (0.01)  $        (0.00)     $       (0.02)  $        (0.01)
                                        =============== ================    =============== ================
Shares used in computing net loss per
 share                                      45,267,398       44,217,651         45,267,398       43,235,883
                                        =============== ================    =============== ================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                         2007                 2006
                                                    -------------------------------------
Operating activities
Net loss                                             $    (918,707)      $      (309,911)
Adjustments to reconcile net loss to net cash used
 in operating activities:
    Depreciation and amortization                              604                 2,564
    Amortization of stock option compensation              267,358                 1,597
    Deferred revenue                                       (16,667)              (16,667)
    Other                                                        -                 3,200
    Changes in current assets and liabilities:
       Accounts receivable                                       -               100,000
       Prepaid expenses                                      4,844                 2,150
       Accounts payable and accrued expenses                 7,792               126,178
                                                    --------------- ---------------------
Net cash used in operating activities                     (654,776)              (90,889)

Investing activities
Purchases of property and equipment, net                         -                  (786)
                                                    --------------- ---------------------
Net cash used in investing activities                            -                  (786)

Financing activities
Proceeds from convertible notes                                  -               150,000
                                                    --------------- ---------------------
Net cash provided by financing activities                        -               150,000
                                                    --------------- ---------------------
Net (decrease) increase in cash                           (654,776)               58,325
Cash and cash equivalents at beginning of period         1,026,978                13,776
                                                    --------------- ---------------------
Cash and cash equivalents at end of period           $     372,202       $        72,101
                                                    =============== =====================


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

         All of these patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, the Company received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, the Company received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811. On July 25, 2006 the Company received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent. It is possible that third parties may bring additional actions to contest all or some of the Company's patents. The Company can give no assurances that it will not lose all or some of the claims covered by its existing patents.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2007, the Company had cash and cash equivalents of $372,202 and a working capital deficit of $576,237. The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to it and has sought recourse through litigation with alleged infringers of its patents. The Company's lawsuits against the alleged infringers have been dismissed by the United States District Court in Columbia, South Carolina (the "Columbia Federal Court") and the Company has initiated an appeal to the U.S. Court of Appeals for the Federal Circuit ("the Federal Appeals Court"). The Company is not certain as to the length of time it will take to complete the appeal to the Federal Appeals Court; however, the Company believes that it is unlikely that its existing cash resources will be sufficient to complete the appeals process. Accordingly, to remain viable through 2007, it is likely that the Company will be required to raise additional capital through the sale of debt and/or equity securities or from licensing its patents. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business at all or in amounts sufficient to complete its appeal process. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

3.       New Accounting Standards

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement," effective for our fiscal year beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company does not expect this pronouncement to have a material impact on its financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159) which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

         During the six month periods ended June 30, 2007 and June 30, 2006, the Company granted no stock options or other instruments under share-based arrangements. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three and six month periods ended June 30, 2007 was $133,644 and $267,358, respectively, and during the three and six month period ended June 30, 2006 was $754 and $1,597, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Affinity Technology Group, Inc. was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by us include our DeciSys/RT(R) loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender(R), which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, we have suspended all efforts to further develop, market and operate these products and services. Our last processing contract terminated in late 2002, and we have no plans in the near term to engage in further sales or other activities related to our products or services, other than to attempt to license certain of the patents that we own. Currently, our business activities consist exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. Accordingly, our prospects are wholly dependent on these efforts to finance and execute a sustainable patent licensing program.

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

         All of these patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, we received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, we received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 5,940,811. On July 25, 2006, we received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent. It is possible that third parties may bring additional actions to contest all or some of our patents. We can give no assurances that we will not lose all or some of the claims covered by our existing patents.

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

         We have initiated an appeal with the U.S. Court of Appeals for the Federal Circuit (the "Federal Appeals Court") in which we have requested the Federal Appeals Court to reverse certain of the Markman rulings made by the Columbia Federal Court and grant to us more favorable interpretations and definitions related to certain of the claim terms in our patents. Unless we can obtain a more favorable interpretation of certain claim terms, it is possible the scope of our patents could be significantly limited. Furthermore, we believe it is unlikely that the U.S. Supreme Court, the only further appeals body beyond the Federal Appeals Court, will review or reconsider their rulings and, therefore, we believe that the Federal Appeals Court's rulings will be dispositive and will probably determine the outcome of our business. Moreover, we believe that the rulings made by the Columbia Federal Court, including the Markman rulings, that necessitated our appeal to the Federal Appeals Court, will hinder our ability to license our patents. Further, our appeal will likely require substantial resources and may require an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. We can give no assurance that we will have, or be able to raise, if necessary, the resources necessary to complete our appeal of the Markman rulings. We also can give no assurance that, even if we are able to finance our appeal to completion, such appeal will result in a favorable outcome. Even if we are successful in pursuing our appeal to completion and a favorable outcome, we cannot assure you that we will then have sufficient funding to continue our underlying lawsuits or that such lawsuits would succeed in obtaining a favorable outcome for us.

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

         To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At June 30, 2007, we had cash and cash equivalents of $372,202 and a working capital deficit of $576,237. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court and we have initiated an appeal to the Federal Appeals Court. We are not certain as to the length of time it will take to complete our appeal to the Federal Appeals Court; however, we believe that it is unlikely that our existing cash resources will be sufficient to complete the appeals process. Accordingly, to remain viable through 2007, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances, however, that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal process. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

         We apply certain accounting policies, which are critical in understanding our results of operations and the information presented in our condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of June 30, 2007 and December 31, 2006, we recorded a valuation allowance that reduced our deferred tax assets to zero. As of June 30, 2007, there have been no material changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenues

         Patent license revenue. We recognized $8,334 and $16,667 for the three and six month periods ended June 30, 2007, respectively, compared to $8,334 and $16,667 in the corresponding periods in 2006. All the Company's patent licensing revenues are related to a license agreement entered into in 1999 which is renewable every three years.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three month and six month periods ended June 30, 2007 were $834 and $1,667, respectively, compared to $834 and $1,667 in the corresponding periods in 2006. Cost of revenues consists of commissions paid to the Company's patent licensing representatives.

         General and Administrative Expenses. General and administrative expenses totaled $426,257 and $822,249 for the three and six month periods ended June 30, 2007, respectively, as compared to $206,458 and $278,177 for the corresponding periods in 2006. The increase for the three and six month periods ended June 30, 2007, as compared to the corresponding periods of 2006 is primarily related to an increase in professional fees related to legal and other expenses associated with the Company's patent litigation and increased compensation expense, including the recognition of stock-based compensation expense. As more fully explained at Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," we have been involved in three patent infringement lawsuits, for which we continued to incur expenses through the end of the second quarter of 2007. Despite the recent dismissal of these lawsuits, we are seeking an appeal through the Federal Appeals Court and will be incurring further expenses in connection with that appeal. Compensation expense increased primarily as a result of the Chief Executive Officer's return to the Company on a full-time basis in the latter half of 2006 and a new compensation plan that was implemented in July 2006. The compensation plan included stock-based compensation, and during the three and six month periods ended June 30, 2007 we recognized non-cash expenses of $133,644 and $267,358, respectively, related to the stock-based compensation plan.

         Interest expense. Interest expense for the three and six month periods ended June 30, 2007, was $62,814 and $125,627, respectively, compared to $21,485 and $47,456 for the corresponding periods in 2006. Interest expense is related to the Company's convertible notes, which accrue interest at 8%. The changes in interest expense during the three and six month periods ended June 30, 2007 compared to the corresponding periods in 2006 are due to changes in the aggregate average balance of the convertible notes outstanding during the respective periods resulting from the issuance of new notes. In May 2006 and September 2006, the Company issued convertible notes in an aggregate principal amount of $150,000 and $1,905,000, respectively.

Liquidity and Capital Resources

         We have generated net losses of $72,862,648 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

         Net cash used by operations during the six months ended June 30, 2007, was $654,776, compared to $90,889 used by operations for the same period in 2006. The increase in cash used during the six month period ended June 30, 2007 compared to the corresponding period in 2006 was primarily due to increased general and administrative expenses, as discussed above, and the payment of certain accounts payable and accrued expenses incurred in the fourth quarter of 2006. Additionally, in the first quarter of 2006, we received a $100,000 patent license payment related to a three year patent license. At June 30, 2007 cash and liquid investments were $372,202, as compared to $1,026,978 at December 31, 2006. At June 30, 2007 working capital was a deficit of $576,237 as compared to a deficit of $34,451 at December 31, 2006.

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

Item 4.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for updated information regarding patent litigation and related appeal and the Temple Ligon 1awsuit.

Item 1A.  Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2007 Annual Meeting of Stockholders of Affinity Technology Group, Inc., was held on May 31, 2007 (the "Annual Meeting"). At the Annual Meeting,
          o Joseph A. Boyle, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company;
          o the appointment of Scott McElveen LLP as independent auditors for the year ending December 31, 2007, was ratified.

         Votes cast by the stockholders of the Company at the Annual Meeting were as follows:


Nominees for Director           Shares Voted in Favor    Shares Withheld     Broker Non-Votes
------------------------------- --------------------- --------------------- -------------------
Joseph A. Boyle                      43,082,381             1,595,227                -
Robert M. Price                      43,397,888             1,279,720                -
Peter R. Wilson                      43,394,568             1,283,040                -


Ratification of the appointment of Scott McElveen LLP
Shares Voted In Favor           Shares Voted Against  Shares Abstaining     Broker Non-Votes
------------------------------- --------------------- --------------------- --------------------
          43,494,003                  1,172,362              11,243                  -

Item 6.  Exhibits

Exhibit Number      Description
--------------------------------------------------------------------------------
      3.1           Certificate of Incorporation of Affinity Technology Group,
                    Inc., which is hereby incorporated by reference to Exhibit
                    3.1 to the Registration Statement on Form S-1 of Affinity
                    Technology Group, Inc. (File No. 333-1170).
      3.2           Certificate of Amendment to Certificate of Incorporation of
                    the Company, which is hereby incorporated by reference to
                    Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 2006
      3.3           Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration
                    Statement on Form S-1 of Affinity Technology Group,
                    Inc. (File No. 333-170).
      4.1           Specimen Certificate of Common Stock, which is hereby
                    incorporated by reference to Exhibit 4.1 to the Registration
                    Statement on Form S-1 of Affinity Technology Group, Inc.
                    (File No. 33-1170).
      4.2           Sections 4, 7 and 8 of the Certificate of Incorporation of
                    Affinity Technology Group, Inc., as amended, and Article II,
                    Sections 3, 9 and 10 of the Bylaws of Affinity Technology
                    Group, Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registration
                    Statement on Form S-1 of Affinity Technology Group, Inc.
                    (File No. 333-1170).
      4.3           Convertible Note Purchase Agreement, dated June 3, 2002,
                    between Affinity Technology Group, Inc., and certain
                    investors, which is incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                    Quarter ended June 30, 2002.
      4.4           Amended and Restated Convertible Note Purchase Agreement,
                    dated August 9, 2006, among the Company and the investors
                    named therein, which is hereby incorporated by reference to
                    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 2006.
      4.5           Form of 8% Convertible Secured Note, which is hereby
                    incorporated by reference to Exhibit 4.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2006.
      4.6           Amended and Restated Security Agreement, dated August 9,
                    2006, among the Company and the investors named therein,
                    which is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
      4.7           Letter Agreement, dated as of September 12, 2006, among
                    Affinity Technology Group, Inc. and certain purchasers of
                    convertible notes under the Amended and Restated Convertible
                    Note Purchase Agreement, dated as of August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.1 to the Company's
                    Current Report on Form 8-K filed on September 20, 2006.
       31           Rule 13a-14(a)/15d-14(a) Certifications.
       32           Section 1350 Certifications.

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

 Date:  August 14, 2007

                                  EXHIBIT INDEX


Exhibit 31        Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32        Section 1350 Certifications