Form 10-Q
period 2007-09-30
AFFINITY TECHNOLOGY GROUP INC
filed 2007-11-14
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 2007       Commission file number: 0-28152

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

45,267,398 shares of Common Stock, $0.0001 par value, as of November 1, 2007.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I. FINANCIAL INFORMATION
   ITEM 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September 30,
               2007 and December 31, 2006..................................    4
              Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2007 and 2006.....    5
              Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2007 and 2006...............    6
              Notes to Condensed Consolidated Financial Statements.........    7
   ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   12
   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....   16
   ITEM 4.  Controls and Procedures........................................   16

PART II. OTHER INFORMATION
   ITEM 1.  Legal Proceedings..............................................   16
   ITEM 1A. Risk Factors...................................................   16
   ITEM 6.  Exhibits.......................................................   17
Signature..................................................................   17

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," "continue" and similar expressions, although some forward-looking statements may be expressed differently. Actual results may vary due to risks and uncertainties, including the Company's very limited capital resources and the possibility that it may be unable to raise additional capital in amounts sufficient to permit it to continue operations; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenges by third parties; the results of ongoing litigation, including the Company's appeal to the U.S. Court of Appeals for the Federal Circuit regarding certain rulings in its patent litigation; and, unanticipated costs and expenses affecting the Company's cash position. Additionally, the Company's petition to the South Carolina Supreme Court relating to its lawsuit with Temple Ligon was denied. As a result, a judgment will be entered against the Company of $382,148, plus accrued interest. The Company does not have the cash resources to pay this judgment. If the Company is not able to raise additional capital to fund its ongoing operations and patent infringement litigation expenses or is unable to resolve or postpone the judgment in the Temple Ligon matter in a manner which will alleviate the payment of more than an insignificant amount of cash in the near term, it would be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, may cause actual results to differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no ongoing obligation to update any forward-looking statements if it learns that any such forward-looking statements or the underlying assumptions are incorrect. As used in this report, unless the context otherwise requires, the terms "we," "our," "us" (or similar terms), the "Company" or "Affinity" include Affinity Technology Group, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, the term includes only Affinity Technology Group, Inc.

Part I. Financial Information

Item 1. Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                        September 30,
                                                            2007         December 31,
                                                        (Unaudited)         2006
                                                      --------------------------------
Assets
Current assets:
  Cash and cash equivalents                           $      200,260    $    1,026,978
  Prepaid expenses and other assets                           61,833            77,702
                                                      --------------------------------
Total current assets                                         262,093         1,104,680
  Property and equipment, net                                  6,670             7,566
                                                      --------------------------------
Total assets                                          $      268,763    $    1,112,246
                                                      ================================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                    $      142,691    $      248,834
  Accrued expenses                                         1,145,680           856,964
  Convertible notes                                        3,140,666                 -
  Deferred revenue                                            33,333            33,333
                                                      --------------------------------
Total current liabilities                                  4,462,370         1,139,131
Non-current liabilities:
  Convertible notes                                                -         3,140,666
  Accrued interest                                                 -            84,423
  Deferred revenue                                             2,778            27,778
                                                      --------------------------------
Total non-current liabilities                                  2,778         3,252,867
                                                      --------------------------------
Total liabilities                                          4,465,148         4,391,998
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   100,000,000 shares, issued 47,435,406 shares
   at September 30, 2007 and December 31, 2006                 4,744             4,744
  Additional paid-in capital                              72,476,682        72,164,732
  Treasury Stock, at cost (2,168,008 shares at
   September 30, 2007 and December 31, 2006)              (3,505,287)       (3,505,287)
  Accumulated deficit                                    (73,172,524)      (71,943,941)
                                                      --------------------------------
Total stockholders' deficiency                            (4,196,385)       (3,279,752)
                                                      --------------------------------
Total liabilities and stockholders' deficiency        $      268,763    $    1,112,246
                                                      ================================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Three months ended              Nine months ended
                                                 September 30,                   September 30,
                                              2007          2006              2007          2006
                                         ----------------------------    ----------------------------

Revenues:
  Patent license revenue                 $       8,333  $       8,333    $      25,000  $      25,000
Costs and expenses:
  Cost of revenues                                 833            833            2,500          2,500
  General and administrative expenses          255,357      1,588,962        1,077,606      1,867,139
                                         ----------------------------    ----------------------------
    Total cost and expenses                    256,190      1,589,795        1,080,106      1,869,639
                                         ----------------------------    ----------------------------
Operating loss                                (247,857)    (1,581,462)      (1,055,106)    (1,844,639)
Other income (expense)
  Interest income                                  794          2,181           14,963          2,903
  Interest expense                             (62,813)       (30,773)        (188,440)       (78,229)
                                         ----------------------------    ----------------------------
Net loss                                 $    (309,876) $  (1,610,054)   $  (1,228,583) $  (1,919,965)
                                         ============================    ============================
Net loss per share -
  basic and diluted:                     $       (0.01) $       (0.04)   $       (0.03) $       (0.04)
                                         ============================    ============================
Shares used in computing net
  loss per share                            45,267,398     45,007,822       45,267,398     43,833,020
                                         ============================    ============================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                              2007              2006
                                                         --------------------------------
Operating activities
Net loss                                                 $   (1,228,583)   $   (1,919,965)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                   896             3,629
    Amortization of stock compensation                          311,950           740,367
    Deferred revenue                                            (25,000)          (25,000)
    Other                                                             -             3,200
    Changes in current assets and liabilities:
      Accounts receivable                                             -           100,000
      Other current assets                                       15,869           (15,552)
      Accounts payable and accrued expenses                      98,150           589,026
                                                         --------------------------------
Net cash used in operating activities                          (826,718)         (524,295)

Investing activities
Purchase of property and equipment, net                               -              (786)
                                                         --------------------------------
Net cash used in investing activities                                 -              (786)

Financing activities
Proceeds from convertible notes                                       -         2,055,000
Exercise of stock options                                             -            24,000
                                                         --------------------------------
Net cash provided by financing activities                             -         2,079,000
                                                         --------------------------------

Net (decrease) increase in cash                                (826,718)        1,553,919
Cash and cash equivalents at beginning of period              1,026,978            13,776
                                                         --------------------------------
Cash and cash equivalents at end of period               $      200,260    $    1,567,695
                                                         ================================

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

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At September 30, 2007, the Company had cash and cash equivalents of $200,260 and a working capital deficit of $4,200,277. The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to it and has sought recourse through litigation with alleged infringers of its patents. The Company's lawsuits against the alleged infringers have been dismissed by the United States District Court in Columbia, South Carolina (the "Columbia Federal Court") and the Company has initiated an appeal to the U.S. Court of Appeals for the Federal Circuit ("the Federal Appeals Court"). The Company has been notified that the Federal Appeals Court has scheduled oral arguments in its cases on December 3, 2007; however, the Company is not certain as to the length of time it will take to complete its appeal. The Company believes that its existing cash resources likely will not be sufficient to complete the appeals process and, if successful, allow it to complete the prosecution of its lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that the Company will be required to raise additional capital through the sale of debt and/or equity securities or from licensing its patents. No assurances can be given that the Company will be able to raise additional capital or generate capital from its patent licensing business at all or in amounts sufficient to complete its appeal process. Unless the Company raises additional capital, it may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     Moreover,  the Company was a defendant in a lawsuit as explained further in
Note 8, "Commitments and Contingent Liabilities." The Company has exhausted its appeals to obtain relief from an adverse ruling issued in this lawsuit in October 2006. Accordingly, a judgment will be entered in this case against the Company in the amount of $382,148, plus accrued interest. The Company does not have the cash resources to pay this judgment and intends to evaluate its options to resolve or postpone any payments it may be obligated to make as a result of the judgment. However, if the Company is required to pay more than an insignificant amount in the near term in connection with this judgment, it would be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     Management's plans to address the matters discussed above are to pursue an appeal of certain rulings made in its patent litigation by the Columbia Federal Court and if successful in the appeal, to continue to prosecute these patent infringement lawsuits. The Company's currently limited capital resources likely will not be sufficient to enable the Company to complete the appeals process, and if successful with its appeal, to continue to prosecute its patent infringement lawsuits. In the event the Company's current capital resources are not sufficient, management intends to attempt to raise additional capital to continue the prosecution of its lawsuits and any necessary appeals. No assurance can be given, however, that management will be successful in raising additional capital if needed to continue the operations of the Company.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

     During the three month period ended September 30, 2006, the Company granted to its management and directors 4,350,000 stock options. All options granted were at or above the market value at the date of grant. The grant date fair value of stock options granted during the three month period ended September 30, 2006 was $1,136,000. Of the stock options granted, 1,616,666 vested as of the grant date. The fair value of these options, $425,333, was recognized as compensation expense as of the date of grant. The remaining 2,733,334 options with a fair value of $710,667 vest over a two year period, and during the three month period ended September 30, 2006, the Company recognized $112,973 as compensation expense associated with these options. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three and nine months ended September 30, 2006 was $538,771 and $540,367, respectively. Additionally, during the three month period ended September 30, 2006, the Company granted 2,500,000 warrants to a third party as compensation for investment banking and advisory services. The warrants vested at the grant date and are exercisable at $.50 per common share. The fair value of the warrants was $200,000, which the Company recognized as compensation expense at the date of grant.

     During the nine month period ended September 30, 2007 the Company granted no stock options or other instruments under share-based arrangements. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three and nine month periods ended September 30, 2007 was $44,592 and $311,950, respectively

     Using the Black-Scholes option-pricing model, the fair value at the date of grant for the options underlying the expense the Company recognized was estimated using the following assumptions: expected volatility, 132% to 138%; risk free rate of return, 1.99% to 4.82%; dividend yield, 0%; and expected option life, 3 years.

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

8.   Commitments and Contingent Liabilities

     The Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the Appeals Court for a rehearing of the case was denied, and the Company petitioned the South Carolina Supreme Court to hear the case and to grant the Company relief from this ruling. In October 2007, the Company was notified that the South Carolina Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse, and a judgment will be entered against the Company of $382,148, plus accrued interest. At this time, the Company does not have the cash resources to pay this judgment. The Company will continue to evaluate its options to resolve or postpone any payments related to this matter; however, if the Company is required to pay more than an insignificant amount in connection with this judgment in the near term, it would be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

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

     In June 2003, we filed a lawsuit against Federated Department Stores, Inc. ("Federated"), and certain of its subsidiaries alleging that Federated infringed one of our patents (U. S. Patent No. 6,105,007). In September 2003, we filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the United States District Court in Columbia, South Carolina (the "Columbia Federal Court"), and both sought unspecified damages. In 2004, at the request of Federated and Ameritrade, the PTO determined to reexamine U.S. Patent No. 6,105,007. As a result of the reexamination of U.S. Patent No. 6,105,007, we, jointly with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. In March 2006, we were notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and that such reexamination resulted in the full allowance of all the claims of this patent. As a result of the completion of the PTO's reexamination of U.S. Patent No. 6,105,007, the stay of these lawsuits against Federated and Ameritrade was automatically lifted, and the lawsuits proceeded.

     In November 2003, Household International, Inc. ("Household") filed a declaratory judgment action against us in the United States District Court in Wilmington, Delaware (the "Delaware Federal Court"). In its complaint Household requested the Delaware Federal Court to rule that Household was not infringing any of the claims of our patents (U.S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007) and that the patents were not valid. We filed counterclaims against Household claiming that Household infringed U. S. Patent No. 5,870,721 C1, No. 5,940,811, and No. 6,105,007. We also filed a motion with the Delaware Federal Court to transfer the case to the Columbia Federal Court. In April 2004, the Delaware Federal Court granted our motion to transfer the case to Columbia Federal Court. As a result of the reexamination of U.S. Patent No. 6,105,007, we, jointly with Household, requested and received a stay of the Household action from the Columbia Federal Court pending the resolution of the PTO's reexamination of U.S. Patent No. 6,105,007. As discussed above, the PTO subsequently concluded the reexamination of U.S. Patent No. 6,105,007. Accordingly, the stay of this lawsuit was automatically lifted, and the lawsuit proceeded.

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

     We have initiated an appeal with the U.S. Court of Appeals for the Federal Circuit (the "Federal Appeals Court") in which we have requested the Federal Appeals Court to reverse certain of the Markman rulings made by the Columbia Federal Court and grant to us more favorable interpretations and definitions related to certain of the claim terms in our patents. Additionally, the defendants have requested the Federal Appeals Court to reverse certain Markman rulings that we believe were favorable to us. We have been notified that the Federal appeals Court has scheduled oral arguments in our cases on December 3, 2007. Unless we can obtain a more favorable interpretation of certain claim terms and maintain the favorable rulings we obtained during the Markman hearing, it is possible the scope of our patents could be significantly limited. Furthermore, we believe it is unlikely that the U.S. Supreme Court, the only further appeals body beyond the Federal Appeals Court, will review or reconsider their rulings and, therefore, we believe that the Federal Appeals Court's rulings will be dispositive and will probably determine the outcome of our business. Moreover, we believe that the rulings made by the Columbia Federal Court, including the Markman rulings that necessitated our appeal to the Federal Appeals Court, will hinder our ability to license our patents. Further, our appeal will likely require substantial resources and may require an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. We believe it is unlikely that our existing cash resources will be sufficient to enable us to complete our appeal and, if successful, to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that the Company will be required to raise additional capital through the sale of debt and/or equity securities or from licensing its patents. We can give no assurance that, in such event, we will be able to raise the resources necessary to complete our appeal. We also can give no assurance that, even if we are able to finance our appeal to completion, such appeal will result in a favorable outcome. Even if we are successful in pursuing our appeal to completion and a favorable outcome, we cannot assure you that we will then have sufficient funding to continue our underlying lawsuits or that such lawsuits would succeed in obtaining a favorable outcome for us.

     In addition, we and our founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, we filed post-trial motions with the trial court in which, among other things, we claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted our motions, set aside the jury verdict, and ordered entry of a judgment in favor of us. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. Our petition to the South Carolina Appeals Court for a rehearing of this case was denied, and we petitioned the South Carolina Supreme Court to hear this case and to grant us relief from this ruling. In October 2007, we were notified that the South Carolina Supreme Court had denied our petition to hear this case. Accordingly, we have no further legal recourse and a judgment will be entered against us of $382,148, plus accrued interest. At this time, we do not have the cash resources to pay this judgment. We will continue to evaluate our options to resolve or postpone any payments related to this matter; however, if we are required to pay more than an insignificant amount in connection with this judgment in the near term, we would be forced to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

     To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At September 30, 2007, we had cash and cash equivalents of $200,260 and a working capital deficit of $4,200,277. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court, and we have initiated an appeal to the Federal
Appeals Court. We have been notified that the Federal Appeals Court has scheduled oral arguments in our cases on December 3, 2007; however, we are not certain as to the length of time it will take to complete our appeal. We believe it is unlikely that our existing cash resources will be sufficient to complete the appeals process and, if successful, to allow us to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances, however, that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

     We apply certain accounting policies, which are critical in understanding our results of operations and the information presented in our condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of September 30, 2007 and December 31, 2006, we recorded a valuation allowance that reduced our deferred tax assets to zero. As of September 30, 2007, there have been no material changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenues

     Patent license revenue. We recognized $8,333 and $25,000 for the three and nine month periods ended September 30, 2007, respectively, the same as in the corresponding periods in 2006. All of our patent licensing revenues are related to a license agreement entered into in 1999, which is renewable every three years.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three month and nine month periods ended September 30, 2007 were $833 and $2,500, respectively, the same as in the corresponding periods in 2006. Cost of revenues consists of commissions paid to our patent licensing representatives.

     General and Administrative Expenses. General and administrative expenses totaled $255,357 and $1,077,606 for the three and nine month periods ended September 30, 2007, respectively, as compared to $1,588,962 and $1,867,139 for the corresponding periods in 2006. The decrease for the three and nine month periods ended September 30, 2007, as compared to the corresponding periods of 2006 is primarily related to a decrease in professional fees related to legal and other expenses associated with the Company's patent litigation, decreased compensation expense, including the recognition of stock-based compensation expense and the accrual of a jury verdict against us which we recognized in the third quarter of 2006. As more fully explained at Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Overview," we have been involved in three patent infringement lawsuits, for which we continued to incur expenses through the end of the third quarter of
2007. Despite the dismissal of these lawsuits in March and April 2007, we are seeking an appeal through the Federal Appeals Court and will be incurring further expenses in connection with that appeal. Compensation expense decreased primarily as a result a new compensation plan that was implemented in July 2006. The compensation plan included stock-based compensation, and during the three and nine month periods ended September 30, 2006 we recognized non-cash expenses of $738,771 and $740,367, respectively, related to the stock-based compensation plan compared to $44,592 and $311,950 in the corresponding periods in 2007. General and administrative expenses for the three and nine month periods ended September 30, 2006 also include the accrual of a jury verdict of $382,148 recorded by the Company to reflect the reinstatement of the jury verdict by the South Carolina Court of Appeals in our lawsuit with Temple Ligon. Recent developments in this matter are discussed above.

     Interest expense. Interest expense for the three and nine month periods ended September 30, 2007, was $62,813 and $188,440, respectively, compared to $30,773 and $78,229 for the corresponding periods in 2006. Interest expense is related to the Company's convertible notes, which accrue interest at 8%. The changes in interest expense during the three and nine month periods ended September 30, 2007 compared to the corresponding periods in 2006 are due to changes in the aggregate average balance of the convertible notes outstanding during the respective periods resulting from the issuance of new notes. In May 2006 and September 2006, the Company issued convertible notes in aggregate principal amounts of $150,000 and $1,905,000, respectively.

Liquidity and Capital Resources

     We have generated net losses of $73,172,524 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

     Net cash used by operations during the nine months ended September 30, 2007 was $826,718, compared to $524,295 used by operations for the same period in 2006. The increase in cash used during the nine month period ended September 30, 2007 compared to the corresponding period in 2006 was primarily due to increased general and administrative expenses, as discussed above, and the payment of certain accounts payable and accrued expenses incurred in the fourth quarter of 2006. Additionally, in the first quarter of 2006, we received a $100,000 patent license payment related to a three year patent license. At September 30, 2007, cash and liquid investments were $200,260, as compared to $1,026,978 at December 31, 2006. At September 30, 2007, our working capital deficit was $4,200,277 as compared to a deficit of $34,451 at December 31, 2006. The significant change in our working capital deficit was primarily the result of the reclassification of our convertible notes to a current liability as of September 30, 2007. The notes are due in August and September 2008, and were classified as a non-current liability as of September 30, 2007.

     To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally, and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court, and we have initiated an appeal to the Federal Appeals Court. We have been notified that the Federal Appeals Court has scheduled oral arguments in our cases on December 3, 2007; however, we are not certain as to the length of time it will take to complete our appeal. We believe it is unlikely that that our existing cash resources will be sufficient to complete the appeals process and, if successful, to allow us to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal process. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4. Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for updated information regarding our patent litigation and the Temple Ligon 1awsuit.

Item 1A. Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations.

Item 6.     Exhibits

Exhibit Number   Description
--------------------------------------------------------------------------------
     3.1         Certificate of Incorporation of Affinity Technology Group,
                 Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity
                 Technology Group, Inc. (File No. 333-1170).
--------------------------------------------------------------------------------
     3.2         Certificate of Amendment to Certificate of Incorporation of the
                 Company, which is hereby incorporated by reference to Exhibit
                 3.2 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2006
--------------------------------------------------------------------------------
     3.3         Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.2 to the Registration
                 Statement on Form S-1 of Affinity Technology Group, Inc.(File
                 No. 333-1170).
--------------------------------------------------------------------------------
     4.1         Specimen Certificate of Common Stock, which is hereby
                 incorporated by reference to Exhibit 4.1 to the Registration
                 Statement on Form S-1 of Affinity Technology Group, Inc. (File
                 No. 33-1170).
--------------------------------------------------------------------------------
     4.2         Sections 4, 7 and 8 of the Certificate of Incorporation of
                 Affinity Technology Group, Inc., as amended, and Article II,
                 Sections 3, 9 and 10 of the Bylaws of Affinity Technology
                 Group, Inc., as amended, which are incorporated by reference to
                 Exhibits 3.1 and 3.2, respectively, to the Registration
                 Statement on Form S-1 of Affinity Technology Group, Inc. (File
                 No. 333-1170).
--------------------------------------------------------------------------------
     4.3         Convertible Note Purchase Agreement, dated June 3, 2002,
                 between Affinity Technology Group, Inc., and certain investors, which is incorporated by reference to Exhibit 4.1 to the
                 Company's Quarterly Report on Form 10-Q for the Quarter ended
                 June 30, 2002.
--------------------------------------------------------------------------------
     4.4         Amended and Restated Convertible Note Purchase Agreement, dated
                 August 9, 2006, among the Company and the investors named
                 therein, which is hereby incorporated by reference to Exhibit
                 4.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2006.
--------------------------------------------------------------------------------
     4.5         Form of 8% Convertible Secured Note, which is hereby
                 incorporated by reference to Exhibit 4.2 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2006.
--------------------------------------------------------------------------------
     4.6         Amended and Restated Security Agreement, dated August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.3 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2006.
--------------------------------------------------------------------------------
     4.7         Letter Agreement, dated as of September 12, 2006, among
                 Affinity Technology Group, Inc. and certain purchasers of
                 convertible notes under the Amended and Restated Convertible
                 Note Purchase Agreement, dated as of August 9, 2006, among the
                 Company and the investors named therein, which is hereby
                 incorporated by reference to Exhibit 4.1 to the Company's
                 Current Report on Form 8-K filed on September 20, 2006.
--------------------------------------------------------------------------------
      31         Rule 13a-14(a)/15d-14(a) Certifications.
--------------------------------------------------------------------------------
      32         Section 1350 Certifications.
--------------------------------------------------------------------------------



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

Date: November 14, 2007

                                  EXHIBIT INDEX


Exhibit 31       Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32       Section 1350 Certifications