Form 10-K
period 2007-12-31
AFFINITY TECHNOLOGY GROUP INC
filed 2008-03-31
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.

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

      Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No [X]

      Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]   No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

            Large Accelerated Filer [_]      Accelerated Filer [_]
            Non-Accelerated Filer   [_]      Smaller Reporting Company [X]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

      The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2,991,000 as of June 29, 2007. For purposes of such calculation, persons who hold more than 10% of the outstanding shares of Common Stock, directors and officers of the Registrant and certain of their immediate family members have been treated as affiliates. This determination is not conclusive.

      There were 47,142,398 shares of the Registrant's Common Stock outstanding as of March 15, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant's proxy statement with respect to the 2008 Annual Meeting of Stockholders of the Registrant have been incorporated by reference herein in response to certain Items in Part III of this report.

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

      Affinity was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by Affinity include its DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, we have suspended all efforts to further develop, market and operate these products and services. Our last processing contract terminated in late 2002, and we have no plans in the near term to engage in further sales or other activities related to our products or services, other than to attempt to license certain of the patents that we own. Currently, our business activities consist exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing the patent litigation described below in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. In 2007, our sole revenues from operations were generated from one outstanding license of our patents.

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

We have appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Appeals Court") and have requested the Federal Appeals Court to reverse certain of the Markman rulings made by the Columbia Federal Court and grant to us more favorable interpretations and definitions related to certain of the claim terms in our patents. Additionally, the defendants have requested the Federal Appeals Court to reverse certain Markman rulings that we believe were favorable to us. Oral arguments in our cases were heard by the Federal Appeals Court on December 3, 2007. Unless we can obtain a more favorable interpretation of certain claim terms and maintain the favorable rulings we obtained during the Markman hearing, it is possible the scope of our patents could be significantly limited. Furthermore, we believe it is unlikely that the U.S. Supreme Court, the only further appeals body beyond the Federal Appeals Court, will review or reconsider their rulings and, therefore, we believe that the Federal Appeals Court's rulings will be dispositive and will probably determine the outcome of our business. Moreover, we believe that the rulings made by the Columbia Federal Court, including the Markman rulings that necessitated our appeal to the Federal Appeals Court, has and will continue to hinder our ability to license our patents. Further, our appeal will likely require substantial resources and may require an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. We do not believe that our existing cash resources will be sufficient to enable us to complete our appeal and, if successful, to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurance that, in such event, we will be able to raise the resources necessary to complete our appeal. We also can give no assurance that, even if we are able to finance our appeal to completion, such appeal will result in a favorable outcome. Even if we are successful in pursuing our appeal to completion and a favorable outcome, we cannot assure you that we will then have sufficient funding to continue our underlying lawsuits or that such lawsuits would succeed in obtaining a favorable outcome for us.

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

      To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At December 31, 2007, we had cash and cash equivalents of $50,217 and a working capital deficit of $4,257,741. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court, and we have appealed to the Federal Appeals Court. We are not certain as to the length of time it will take to complete our appeal. We do not believe that our existing cash resources will be sufficient to complete the appeals process and, if successful, to allow us to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances, however, that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

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

      Intellectual Property

      We were issued two patents in 1999 covering systems and methods for real-time loan processing over a computer network without human intervention ("System and Method for Real-time Loan Approval," U.S. Patent No. 5,870,721, and "Closed-loop Financial Transaction Method and Apparatus," U.S. Patent No. 5,940,811). Both of our patents covering fully automated loan processing systems expire in 2013 and have been subject to reexamination by the PTO at the request of third parties who challenged the validity of the patents. On January 28, 2003, we received a Reexamination Certificate (U.S. Patent No. 5,870,721 C1) relating to the completion of the PTO's reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, we received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) relating to the completion of the PTO's reexamination of U.S. Patent No. 5,940,811.

      In August 2000, we were issued a patent covering the automated establishment of a financial account without human intervention ("Automatic Financial Account Processing System," U.S. Patent No. 6,105,007). This patent also expires in 2013. On June 23, 2004, we were notified by the PTO that it had granted a reexamination request previously filed by Federated and Ameritrade to reexamine U. S. Patent No. 6,105,007. On July 25, 2006, we received a
Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent.

      As discussed above, we had lawsuits pending against Federated and Ameritrade in the Columbia Federal Court involving our claim that both Federated and Ameritrade infringed U. S. Patent No. 6,105,007 C1. We had similar litigation pending against Household International, Inc. ("Household"), involving our claim that Household infringed U.S. Patent No. 5,870,721 C1, No. 5,940,811 C1 and No. 6,105,007 C1. As also explained above, the Columbia Federal Court has dismissed those lawsuits and we are in the process of appealing certain Markman rulings made by the Columbia Federal Court which we believe were the basis of the dismissal of our lawsuits.

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

      Employees

      At December 31, 2007 and 2006, we employed 2 full-time employees. We have no collective bargaining agreements.

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

      We have generated net losses of $73,422,095 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

      Our substantial operating losses have required us to use a substantial amount of cash resources to fund our operations. Net cash used by operations during the year ended December 31, 2007, was $976,761, and at December 31, 2007, we had a working capital deficit of $4,257,741. See Part 1, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity." We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us, and have pursued litigation against alleged infringers, as described further in Part 1, Item 1, "Business." To pursue an appeal of unfavorable rulings issued in December 2006 in a Markman hearing, and to continue vigorously pursue these lawsuits generally, we anticipate that we will need to increase our operating expenses due to, among other things, increased litigation costs and related expenses. Accordingly, to remain viable through 2008, it is critical that we raise additional capital through the sale of debt and/or equity securities or from licensing our patents. No assurances can be given that we will be able to raise additional capital or generate capital from our patent licensing business. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

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

      In September 2006, we sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes we previously issued, except that they may be converted into our common stock at a rate of $.42 per share.

      Although our refinancing in August 2006 (due in August 2008) of the notes under which we were previously in default and our additional issuance of notes in September 2006 (due in September 2008) have afforded us additional time and resources to execute our business strategy, we can give no assurance that we will be successful in doing so or in generating revenues sufficient to repay this indebtedness when due. In such an event, the lenders under these notes would have the option to declare all amounts under the notes due and payable, and our resulting inability to pay could force us to liquidate or otherwise wind down our business operations, including our possible filing for bankruptcy protection and the potential loss of our patents through sale or foreclosure by the holders of the notes pursuant to their security interest in our patents.

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

      We are further subject to the risk that negotiations to license our patents may be lengthy and that it may be necessary for us to become involved in additional litigation to assert and protect our intellectual property rights. To date, we generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us. As a result, we have been forced to become involved in litigation with alleged infringers. Currently, we are involved in the appeal of adverse rulings related to three patent litigation actions. We believe that this appeal and, if successful, the related lawsuits, may take an extended period of time to complete. We can give no assurance that we will have the resources necessary to complete our appeal and, if successful, the related lawsuits or that we will be successful in obtaining a favorable outcome. Prolonged patent litigation could have a material adverse effect on our business, operating results and financial position.

      Challenges to our patents could significantly diminish or eliminate any potential value these patents may have to us.

      All of our patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. Additionally, we have pursued lawsuits against alleged infringers of our patents. For more information regarding these reexaminations and lawsuits, see Part I, Item 1, "Business." In conjunction with these lawsuits, a Markman hearing was held in December 2006, in which the court interpreted certain of our patent's claim terms in a manner unacceptable and unfavorable to us. Unless we can obtain a more favorable interpretation of the claim terms, through our appeal of the ruling, which may require substantial resources and extended time to complete, it is likely that the scope of our patents would be significantly limited.

      Defendants in these lawsuits have challenged the validity of our patents by requesting reexaminations and otherwise, and we expect that current or future defendants will continue to challenge the validity of our patents and assert non-infringement as a defense. It is also possible that other third parties may bring additional actions to contest all or some of our patents. We may lose all or some of the claims covered by our existing patents as a result of existing or future challenges. The loss of all or some of our claims or a significant limitation of such claims could have a material adverse effect on our ability to execute a successful patent licensing program. Moreover, if other parties request reexaminations of or otherwise challenge our patents in the future, we are subject to the risk that such proceeding may not be resolved to our satisfaction on a timely basis, if at all. Any such proceeding may have a material adverse effect on our business, operating results and financial position. Further, in the event a challenge to our patents results in a significant loss of all or some of our claims, our only remedy may be to contest the decision, which would likely be a lengthy process. Due to our limited capital resources, we do not believe that we could successfully contest such a decision without additional cash resources.

      If the e-commerce channels and processes on which our patents depend are rendered obsolete, incompatible, or undesirable due to changes in technology, the underlying laws governing patents, shifting consumer preferences or competition from products and services delivered by more traditional or other means, our business and the potential value of our patents would be materially and adversely affected.

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

      Since inception, our quarterly results have fluctuated and have not been susceptible to meaningful period-to-period comparisons. We believe that we may continue to experience significant fluctuations in our quarterly operating results in the foreseeable future. We anticipate that our period-to-period revenue and operating results will depend on numerous factors, including our ability to successfully negotiate and enter into patent licensing agreements and the timing, terms and the pricing attributes of any such agreements.

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

Item 1B.  Unresolved Staff Comments

      Not applicable.

Item 2.  Properties

      Our principal executive offices are located at 1310 Lady Street, Suite 601, in Columbia, South Carolina. Such office space encompasses approximately 900 square feet and is currently under a prepaid two-year lease which will expire in December 2008. We also lease warehouse space located in Columbia, South Carolina, which encompasses approximately 4,000 square feet. Such space is under a month-to-month lease.

Item 3.  Legal Proceedings

      The information above in Part I, Item 1, "Business--Patents and Legal Matters," is incorporated herein by reference in response to this Item 3.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Since February 12, 2001, our common stock has traded on the OTC Bulletin Board under the symbol "AFFI." Our common stock traded on the Nasdaq SmallCap Market from March 27, 2000 to February 12, 2001. Prior to March 27, 2000, the Company's common stock was traded on the Nasdaq National Market. The following table presents the high and low sales prices of our Common Stock for the periods indicated during 2007 and 2006 as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of March 13, 2008, there were approximately 415 stockholders of record of our Common Stock.

                                                   Sales Price Per
                                                   ---------------
                                                        Share
                                                        -----
                                                     High        Low
                                                     ----        ---
                     2007
                     First Quarter                   0.20       0.07
                     Second Quarter                  0.16       0.06
                     Third Quarter                   0.10       0.07
                     Fourth Quarter                  0.19       0.07
                     2006
                     First Quarter                   0.85       0.08
                     Second Quarter                  0.82       0.16
                     Third Quarter                   0.60       0.15
                     Fourth Quarter                  0.50       0.15

         On March 13, 2008, the high and low sales prices of our common stock on the OTC Bulletin Board were $ 0.14 and $ 0.13, respectively.

         We have never paid dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

         On November 22, 2007, The Company issued 1,875,000 shares of its common stock to Withrow and Terranova, PLLC ("W&T), the Company's patent agent and counsel in consideration of $150,000 in legal services provided in connection with our appeal to the Federal Appeals Court of the adverse rulings of the Columbia Federal Court as described under Part I, Item I, "Business - Patents and Legal Matters." These securities were issued in an exempt private transaction not involving any public offering in reliance on exemptions under Section 4(2) of the Securities Act of 1933.

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

                                                       Year Ended December 31,
                                  2007          2006           2005           2004           2003
                              ------------- -------------- -------------- -------------- --------------
Statement of Operations Data:
Revenues                       $    33,333   $     33,333    $    20,261    $   287,298    $   517,647
                              ------------- -------------- -------------- -------------- --------------
Cost and expenses:
    Cost of revenues                 3,333          3,333          2,026         64,265          1,765
    General and administrative
      expenses                   1,271,864      2,606,386        486,607        732,285        996,711
                              ------------- -------------- -------------- -------------- --------------
Total costs and expenses         1,275,197      2,609,719        488,633        796,550        998,476
                              ------------- -------------- -------------- -------------- --------------
Operating loss                  (1,241,864)    (2,576,386)      (468,372)      (509,252)      (480,829)
Interest income                     14,964         17,907            182          1,967            694
Interest expense                  (251,254)      (141,043)       (98,197)       (95,990)       (80,373)
Litigation accrual reversal              -              -              -        386,148              -
                              ------------- -------------- -------------- -------------- --------------
Net loss                       $(1,478,154)  $ (2,699,522)   $  (566,387)   $  (217,127)   $  (560,508)
                              ============= ============== ============== ============== ==============
Loss per share - basic and
 diluted                       $     (0.03)  $      (0.06)   $     (0.01)   $     (0.01)   $     (0.01)
                              ============= ============== ============== ============== ==============
Shares used in computing
    net loss per share          45,467,740     44,194,562     42,207,884     41,926,272     41,512,897
                              ============= ============== ============== ============== ==============


                                                                     December 31,
                                    2007               2006           2005              2004              2003
                                ----------------- -------------- -------------- ----------------- --------------------
Balance Sheet Data:
Cash and cash equivalents       $     50,217       $  1,026,978   $     13,776      $     62,756      $    578,398
Working capital                   (4,257,741)           (34,451)    (1,992,056)       (1,524,772)         (909,356)
Total assets                         133,712          1,112,246        152,311           121,240           618,002
Convertible notes and accrued
 interest                          3,476,342  (2)     3,225,089      1,595,906   (2)   1,383,149  (2)    1,291,841 (1)
Stockholder's deficiency          (4,251,364)        (3,279,752)    (2,048,371)       (1,513,523)       (1,329,579)

--------------------------------
(1) Of the amount outstanding under the convertible notes as of December 31, 2003, $756,336 was classified as a current liability and, accordingly, is included in the working capital of the Company at December 31, 2003, set forth above.

(2)  All amounts  outstanding  under the  convertible  notes as of December  31,
     2007, 2005 and 2004, were classified as a current liability and, accordingly, are included in the working capital of the Company at December 31, 2007, 2005 and 2004, set forth above.

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

      As more fully described above in Part I, Item 1, "Business--Patents and Legal Matters" in conjunction with our product development activities, we applied for and obtained three patents, two of which cover fully-automated loan processing systems and one of which covers the fully-automated establishment of a financial account, including credit accounts.. All of these patents have been subject to reexamination by the U.S. Patent and Trademark Office ("PTO") as a result of third party challenges. It is possible that third parties may bring additional actions to contest all or some of our patents, and we can give no assurance that we will not lose all or some of the claims covered by our existing patents.

      In addition, as described more fully above in Part I, Item 1, "Business--Patents and Legal Matters," we have been involved in lawsuits to determine whether our patents are being infringed. In December 2006, a "Markman Hearing" was held in connection with these infringement actions. Markman hearings are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims - which define the scope of the patent holder's rights under the patent - should be interpreted for purposes of determining at trial whether the patents have been infringed. For purposes of the Markman hearing, the Federated, TD Ameritrade and HSBC cases were consolidated into one hearing and held by the United States District Court for the State of South Carolina (the "Columbia Federal Court"). As a result of the Markman proceedings, the Columbia Federal Court interpreted and construed the meaning of numerous claim terms which bear on the scope of the patents. Although most claim terms were construed in a manner we believe are favorable, the trial judge interpreted and construed certain claim terms, most notably those related to the term "remote interface" as claimed in our second loan processing patent (U.S. Patent No. 5,940,811 C1) and our financial account patent (U.S. Patent No. 6,105,007 C1), in a manner unacceptable and unfavorable to us. In these patents, the Court interpreted and construed "remote interface" to mean computer equipment, including personal computer equipment, that is not owned by a consumer. The Court applied no such limitation in construing the term "remote interface" under our first loan processing patent (U.S. Patent No. 5,870,721 C1).

      We appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Appeals Court") and have requested the Federal Appeals Court to reverse certain of the Markman rulings made by the Columbia Federal Court and grant to us more favorable interpretations and definitions related to certain of the claim terms in our patents. Additionally, the defendants have requested the Federal Appeals Court to reverse certain Markman rulings that we believe were favorable to us. Oral arguments in our cases were heard by the Federal Appeals Court on December 3, 2007. Unless we can obtain a more favorable interpretation of certain claim terms and maintain the favorable rulings we obtained during the Markman hearing, it is possible the scope of our patents could be significantly limited. Furthermore, we believe it is unlikely that the U.S. Supreme Court, the only further appeals body beyond the Federal Appeals Court, will review or reconsider their rulings and, therefore, we believe that the Federal Appeals Court's rulings will be dispositive and will probably determine the outcome of our business. Moreover, we believe that the rulings made by the Columbia Federal Court, including the Markman rulings that necessitated our appeal to the Federal Appeals Court, has and will continue to hinder our ability to license our patents. Further, our appeal will likely require substantial resources and may require an extended period of time to complete, which will in turn likely increase the already significant costs and expected time required to prosecute our existing infringement actions. We do not believe that our existing cash resources will be sufficient to enable us to complete our appeal and, if successful, to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that the Company will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurance that, in such event, we will be able to raise the resources necessary to complete our appeal. We also can give no assurance that, even if we are able to finance our appeal to completion, such appeal will result in a favorable outcome. Even if we are successful in pursuing our appeal to completion and a favorable outcome, we cannot assure you that we will then have sufficient funding to continue our underlying lawsuits or that such lawsuits would succeed in obtaining a favorable outcome for us.

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

      To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At December 31, 2007, we had cash and cash equivalents of $50,217 and a working capital deficit of $4,257,741. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court, and we have initiated an appeal to the Federal Appeals Court. We are not certain as to the length of time it will take to complete our appeal. We do not believe that our existing cash resources will be sufficient to complete the appeals process and, if successful, to allow us to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances, however, that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

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

Critical Accounting Policies

      We apply certain accounting policies which are important in understanding our results of operations and the information presented in the consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of December 31, 2007, we recorded a valuation allowance that reduced our deferred tax assets to zero.

Results of Operations

      Revenues. Our revenues from continuing operations were $33,333, $33,333 and $20,261 for the years ended December 31, 2007, 2006 and 2005, respectively. The types of revenue we recognized are as follows:

                                            Years ended December 31,
                              2007                    2006                     2005
                      ----------------------- ---------------------- ---------------------------
                          Amount       % of      Amount      % of       Amount         % of
                                      Total                  Total                     Total
                      -------------- -------- ------------ --------- ------------- -------------
Patent license revenue  $     33,333    100.0   $   33,333     100.0   $    20,261         100.0

      Patent license revenue. We recognized patent licensing revenue of $33,333, $33,333 and $20,261 in 2007, 2006 and 2005, respectively. In 2007, 2006 and
2005, we recognized patent licensing revenue associated with the annual fee from one patent license agreement executed in 1999.


Costs and Expenses

      Costs of Revenues. Costs of revenues for the years ended December 31, 2007, 2006 and 2005 were $3,333 $3,333 and $2,026, respectively. Cost of revenues consists of commissions paid to our patent licensing agents.

      General and Administrative Expenses. General and administrative ("G&A") expenses for the year ended December 31, 2007 were $1,271,864, compared to $2,606,386 and $486,607 for the years ended December 31, 2006 and 2005, respectively. G&A expenses have fluctuated significantly over the past three years and depend to a great extent on the level of our business activities and particularly, the level of litigation in which we are involved in a period. The components of G&A expenses incurred in 2007, 2006 and 2005 are as follows:

                                       Years ended December 31,
                                    2007                      2006                   2005
                        ---------------------------- ---------------------- -----------------------
                           Amount          % of          Amount      % of     Amount       % of
                                          Total                      Total                 Total
                        ------------- -------------- -------------- ------- ----------- -----------
Salaries and benefits     $   400,846           31.5       $268,381    10.3  $  248,415        51.1
Stock-based compensation      356,542           28.0        874,081    33.5           -           -
Professional fees             416,583           32.8        971,773    37.3     138,768        28.5
Litigation accrual                  -              -        382,148    14.7           -           -
Insurance                      47,530            3.7         47,078     1.8      54,251        11.1
Rent                           29,184            2.3         20,518     0.8      25,820         5.3
Other                          21,179            1.7         42,407     1.6      19,353         4.0
                        ------------- -------------- -------------- ------- ----------- -----------
                          $ 1,271,864          100.0     $2,606,386   100.0  $  486,607       100.0
                        ============= ============== ============== ======= =========== ===========


      G&A expenses decreased by $1,334,522 in 2007 compared to 2006. The overall decrease was primarily attributable to decreases in stock-based compensation, professional fees and a nonrecurring litigation accrual which was recognized in 2006 and explained further below. The overall decrease was offset by an increase of $132,465 in salaries and benefits expenses in 2007 compared to 2006. This increase was due to the full-time employment of our Chief Executive Officer in 2007 (compared to part-time employment in 2006) and higher rates of pay for our employees in 2007 compared to 2006. Professional fees decreased in 2007 as a result of lower levels of activity associated with our patent litigation in 2007 compared to 2006. In 2007, stock-based compensation consisted solely of the recognition of expenses associated with stock options issued in periods prior to 2007. As more fully explained below, we issued a substantive number of stock options and warrants in 2006.

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

Interest Income

      Interest  income was  $14,964,  $17,907  and $182 in 2007,  2006 and 2005,
respectively, and primarily reflects interest income attributable to our cash balances. The decrease in interest income in 2007 compared to 2006 is related to lower average cash balances in 2007. The increase in interest income in 2006 over 2005, is related to the interest earned on cash balances associated with the sale of our convertible notes in September 2006 in the aggregate principal amount of $1,905,000.

Interest Expense

      Interest  expense was  $251,254,  $141,043  and $98,197 in 2007,  2006 and
2005, respectively. Interest expense is primarily associated with the interest on $3,480,336 aggregate principal amount of convertible notes issued in installments in June 2002 ($830,336), March 2003 ($200,000), August 2003
($25,000),  November  2003  ($150,000),  December 2003  ($50,000),  January 2004
($25,000),  May  2005  ($75,000),   August  2005  ($45,000)  and  December  2005
($25,000), May 2006 ($150,000) and September 2006 ($1,905,000). Of the aggregate note principal issued, aggregate principal in the amount of $568,697 has been converted into shares of our common stock. Additionally, in August 2006, and in accordance with the issuance of new notes in satisfaction of our then outstanding notes, $229,027 of accrued interest was converted into note principal. The increase in interest expense in 2007 compared to 2006 and 2006 compared to 2005 is attributable to the increase in the average amounts of the convertible notes outstanding.

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

Income Taxes

      We have recorded a valuation allowance for the full amount of our net deferred income tax assets as of December 31, 2007, 2006, and 2005, based on management's evaluation of the recognition criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

      We have generated net losses of $73,422,095 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

      Net cash used by operations during the year ended December 31, 2007, was $976,761, compared to $1,058,217 and $194,285 used by operations in 2006 and 2005, respectively. The decrease in cash used by operations in 2007 compared to 2006 was primarily the result of a decrease in professional fees associated with our patent litigation, offset by an increase in employee compensation expense. Our patent lawsuits were stayed in 2004 and during 2005 pending the conclusion of the reexamination of U.S. Patent No. 6,105,007, our patent covering the automated establishment of financial accounts. As discussed in Part 1, Item 1, "Business--Patents and Legal Matters," the reexamination was concluded in 2006, the stay of the lawsuits was lifted and the lawsuits proceeded. As further discussed in Part 1, Item 1, "Business--Patents and Legal Matters," we received an adverse Markman ruling in December 2006 which led to less legal activity in 2007. At December 31, 2007, cash and liquid investments were $50,217, as compared to $1,026,978 at December 31, 2006. At December 31, 2007, working capital was a deficit of $4,257,741 as compared to a deficit of $34,451 at December 31, 2006. For purposes of determining working capital at December 31, 2007, $3,476,342 of principal and accrued interest under our convertible notes are included as current liabilities. At December 31, 2006 such amounts were classified as non-current liabilities.

      To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. At December 31, 2007, we had cash and cash equivalents of $50,217 and a working capital deficit of $4,257,741. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. Additionally and as also discussed above, our lawsuits against the alleged infringers have been dismissed by the Columbia Federal Court, and we have appealed to the Federal Appeals Court. We are not certain as to the length of time it will take to complete our appeal. We do not believe that our existing cash resources will be sufficient to complete the appeals process and, if successful, to allow us to complete the prosecution of our lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that we will be required to raise additional capital through the sale of debt and/or equity securities or from licensing our patents. We can give no assurances, however, that we will be able to raise additional capital or generate capital from our patent licensing business at all or in amounts sufficient to complete our appeal. Unless we raise additional capital, we may have to consider alternatives for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

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

      In September 2006, we sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes previously issued by us, except that they may be converted into our common stock at a rate of $.42 per share.

Contractual Obligations

      The following table sets forth our long-term debt and other obligations at December 31, 2007.

                                                       Payment Due By Period
                                           ------------------------------------------------
                                Total       Less than 1           1-3   3-5 years More than
                                                 year             years            5 years
                            -------------- --------------- ------------ --------- ---------
Convertible Notes (1)         $  3,476,342  $    3,476,342            -  $      -  $      -
Operating Lease Obligations          1,200           1,200            -         -         -
                            -------------- --------------- ------------ --------- ---------
Total                         $  3,477,542  $    3,477,542  $         -  $      -  $      -
                            ============== =============== ============ ========= =========

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

Item 8.  Financial Statements and Supplementary Data

      The  report  of  Independent   Registered   Public   Accounting  Firm  and
consolidated financial statements are set forth below (see item 15(a) for list of financial statements):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Affinity Technology Group, Inc.
Columbia, South Carolina

      We have audited the accompanying consolidated balance sheets of Affinity Technology Group, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      We were not engaged to examine management's assertion about the effectiveness of Affinity Technology Group, Inc.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


                                    /s/ SCOTT McELVEEN, L.L.P.


Columbia, South Carolina
March 26, 2008

               Affinity Technology Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                   December 31,
                                                            2007                 2006
                                                       -----------------------------------
Assets
Current assets:
  Cash and cash equivalents                            $      50,217        $   1,026,978
  Prepaid expenses                                            77,118               77,702
                                                       -----------------------------------
Total current assets                                         127,335            1,104,680
Property and equipment, net                                    6,377                7,566
                                                       -----------------------------------
Total assets                                           $     133,712        $   1,112,246
                                                       ===================================


Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                     $      19,681        $     248,834
  Accrued expenses                                           786,046              445,284
  Accrued compensation and related benefits                  410,905              411,680
  Convertible notes                                        3,140,666                    -
  Current portion of deferred revenue                         27,778               33,333
                                                       -----------------------------------
Total current liabilities                                  4,385,076            1,139,131
Non-current liabilities:
  Convertible notes                                                -            3,140,666
  Accrued interest                                                 -               84,423
  Deferred revenue                                                 -               27,778
                                                       -----------------------------------
Total non-current liabilities                                      -            3,252,867
                                                       -----------------------------------
Total liabilities                                          4,385,076            4,391,998
                                                       -----------------------------------
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   100,000,000 shares, issued 49,310,406 shares in
   2007 and 47,435,406 shares in 2006                          4,931                4,744
  Additional paid-in capital                              72,671,087           72,164,732
  Treasury stock, at cost (2,168,008 shares at
   December 31, 2007 and 2006)                            (3,505,287)          (3,505,287)
  Accumulated deficit                                    (73,422,095)         (71,943,941)
                                                       -----------------------------------
Total stockholders' deficiency                            (4,251,364)          (3,279,752)
                                                       -----------------------------------
Total liabilities and stockholders' deficiency         $     133,712        $   1,112,246
                                                       ===================================

See accompanying notes.

               Affinity Technology Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                           Years ended December 31,
                                                2007               2006                2005
                                          ------------------ -----------------   -----------------
Revenues:
   Patent license revenue                  $         33,333    $       33,333      $       20,261

Costs and expenses:
   Cost of revenues                                   3,333             3,333               2,026
   General and administrative expenses            1,271,864         2,606,386             486,607
                                          ------------------ -----------------   -----------------
                                                  1,275,197         2,609,719             488,633
                                          ------------------ -----------------   -----------------
Operating loss                                   (1,241,864)       (2,576,386)           (468,372)
Other income (expenses):
   Interest income                                   14,964            17,907                 182
   Interest expense                                (251,254)         (141,043)            (98,197)
                                          ------------------ -----------------   -----------------
Net loss                                   $     (1,478,154)   $   (2,699,522)     $     (566,387)
                                          ================== =================   =================
Net loss per share - basic and diluted     $          (0.03)   $        (0.06)     $        (0.01)
                                          ================== =================   =================
Shares used in computing net loss per
 share                                           45,467,740        44,194,562          42,207,884
                                          ================== =================   =================


See accompanying notes.

                  Affinity Technology Group, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficiency)


                                         Common Stock
                                  --------------------------
                                      Shares       Amount    Additional Paid- Treasury Stock    Accumulated         Total
                                                                in Capital                         Deficit       Stockholders'
                                                                                                                    Equity
                                                                                                                  (Deficiency)
                                  -------------- ----------- ---------------- --------------- ---------------- -----------------

Balance at December 31, 2004          44,230,910  $    4,423  $    70,665,373  $  (3,505,287)  $  (68,678,032)  $    (1,513,523)
Note payable conversion to
    common stock                         152,194          15           30,424              -                -            30,439
Issuance of common stock
    as finder's fees                      10,000           1            1,099              -                -             1,100
Net loss                                       -           -                -              -         (566,387)         (566,387)
                                  -------------- ----------- ---------------- --------------- ---------------- -----------------
Balance at December 31, 2005          44,393,104       4,439       70,696,896     (3,505,287)     (69,244,419)       (2,048,371)
Note payable conversion to
    common stock                       2,834,302         284          566,576              -                -           566,860
Issuance of common stock
    as finder's fees                       8,000           1            3,199              -                -             3,200
Stock option exercise                    200,000          20           23,980              -                -            24,000
Amortization of stock options                  -           -          674,081              -                -           674,081
Amortization of warrants                       -           -          200,000              -                -           200,000
Net loss                                       -           -                -              -       (2,699,522)       (2,699,522)
                                  -------------------------- ---------------- --------------- ---------------- -----------------
Balance at December 31, 2006          47,435,406       4,744       72,164,732     (3,505,287)     (71,943,941)       (3,279,752)
Amortization of stock options                  -           -          356,542              -                -           356,542
Issuance of common stock
    as legal fees                      1,875,000         187          149,813              -                -           150,000
Net loss                                       -           -                -              -       (1,478,154)       (1,478,154)
                                  -------------------------- ---------------- --------------- ---------------- -----------------
Balance at December 31, 2007          49,310,406  $    4,931  $    72,671,087  $  (3,505,287)  $  (73,422,095)  $    (4,251,364)
                                  ============== =========== ================ =============== ================ =================

See accompanying notes.

               Affinity Technology Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                          Years ended December 31,
                                                  2007              2006               2005
                                            ----------------- ------------------ ------------------
Operating activities
Net loss                                      $   (1,478,154)   $    (2,699,522)   $      (566,387)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                      1,189              4,360              6,453
    Common stock issued for legal services           150,000                  -                  -
    Amortization of stock compensation               356,542            874,081                  -
    Deferred revenue                                 (33,333)           (33,333)            79,738
    Other                                                  -              3,651                796
    Changes in current assets and
     liabilities:
       Accounts receivable                                 -            100,000           (100,000)
       Prepaid expenses                                  584            (43,963)            13,496
       Accounts payable                             (229,153)           129,066             98,266
       Accrued expenses                              256,339            518,880             90,127
       Accrued compensation and related
        benefits                                        (775)            88,563            183,226
                                            ----------------- ------------------ ------------------
Net cash used in operating activities               (976,761)        (1,058,217)          (194,285)
                                            ----------------- ------------------ ------------------

Investing activities
Purchases of property and equipment                        -             (7,581)                 -
Proceeds from sale of property and equipment               -                  -                305
                                            ----------------- ------------------ ------------------
Net cash (used in) provided by investing
 activities                                                -             (7,581)               305
                                            ----------------- ------------------ ------------------

Financing activities
Proceeds from convertible notes                            -          2,055,000            145,000
Exercise of stock options                                  -             24,000                  -
                                            ----------------- ------------------ ------------------
Net cash provided by financing activities                  -          2,079,000            145,000
                                            ----------------- ------------------ ------------------
Net increase (decrease) in cash                     (976,761)         1,013,202            (48,980)
Cash and cash equivalents at beginning of
 year                                              1,026,978             13,776             62,756
                                            ----------------- ------------------ ------------------
Cash and cash equivalents at end of year      $       50,217    $     1,026,978    $        13,776
                                            ================= ================== ==================

See accompanying notes.

               Affinity Technology Group, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


1.    The Company - Going Concern

      Affinity Technology Group, Inc., (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the "ALM"), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002, and the Company has no plans in the near term to engage in further sales or other activities related to its products or services, other than to attempt to license certain of the patents that it owns. Currently, the Company's business activities consist exclusively of attempting to enter into license agreements with third parties to license the Company's rights under certain of its patents and in pursuing the patent litigation in an effort to protect this intellectual property and obtain recourse against alleged infringement of these patents.

      To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At December 31, 2007, the Company had cash and cash equivalents of $50,217 and a working capital deficit of $4,257,741. The Company generally has been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to it and has sought recourse through litigation with alleged infringers of its patents. The Company's lawsuits against the alleged infringers have been dismissed by the United States District Court in Columbia, South Carolina, and the Company has appealed to United States Court of Appeals for the Federal Circuit (the "Federal Court of Appeals"). The Company is not certain as to the length of time it will take to complete its appeal. The Company does not believe that its existing cash resources will be sufficient to complete the appeals process and, if successful, to allow it to complete the prosecution of its lawsuits against the alleged infringers. Accordingly, to remain viable in the near term, it is likely that the Company will be required to raise additional capital through the sale of debt and/or equity securities or from licensing its patents. The Company can give no assurances, however, that it will be able to raise additional capital or generate capital from its patent licensing business at all or in amounts sufficient to complete its appeal. Unless it raises additional capital, the Company may have to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

      In addition, the Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the South Carolina Appeals Court for a rehearing of this case was denied, and it petitioned the South Carolina Supreme Court to hear this case and to grant it relief from this ruling. In October 2007, the Company was notified that the South Carolina Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse and a judgment will be entered against it of $382,148, plus accrued interest. At this time, the Company does not have the cash resources to pay this judgment. The Company will continue to evaluate its options to resolve or postpone any payments related to this matter; however, if it is required to pay more than an insignificant amount in connection with this judgment in the near term, it would be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

      Management's plans with respect to addressing the matters discussed above are to continue to pursue its appeal through the Federal Court of Appeals, and if successful, to continue its patent infringement lawsuits. The Company's currently limited capital resources will not be sufficient to enable the Company to complete its appeal and, if successful, to complete its prosecution of its infringement lawsuits. In the event the Company's current capital resources are not sufficient, management intends to attempt to raise additional capital to continue the prosecution of its appeal and patent infringement lawsuits. No assurance can be given that management will be successful in raising additional capital if needed to continue the operations of the Company.

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

Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from five to ten years for office furniture and fixtures and three to five years for all other depreciable assets. Depreciation expense was approximately $1,000, $4,000 and $6,000 during 2007, 2006 and 2005, respectively.

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

Cost of Revenues

      Cost of revenues consists solely of commissions paid to the Company's patent licensing agents. Commissions paid or accrued by the Company totaled $3,333, $3,333 and $2,026 for the years ended December 31, 2007, 2006, and 2005, respectively.

Stock Based Compensation

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" ("SFAS 123R"), on January 1, 2006. This statement requires the Company to recognize the cost of employee and director services received in exchange for the stock options it has awarded. Under SFAS 123R the Company is required to recognize compensation expense over an award's vesting period based on the award's fair value at the date of grant. The Company has elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for the periods prior to January 1, 2006 do not include stock based compensation under the fair value method. The Company uses the Black-Scholes option pricing model to value its stock option grants.

      Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock based transactions with its employees and directors. If the Company had recognized compensation expense for its stock based transactions based on the fair value method prescribed by SFAS 123R, net loss and net loss per share for the year ended December 31, 2005 would have been as follows:

                                             2005
                                     ---------------------
Net loss:
As reported                            $         (566,387)
Add: stock-based compensation expense
 included in reported net income                        -
Deduct: stock-based compensation
 expense determined under the fair
 value based method for all awards                 (6,543)
                                     ---------------------
Pro forma net loss                     $         (572,930)
                                     =====================

Net loss per common share:
  As reported:
    Basic and diluted                  $            (0.01)
                                     =====================
  Pro forma:
    Basic and diluted                  $            (0.01)
                                     =====================

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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

Reclassification

      Certain amounts in 2005 and 2006 have been reclassified to conform to 2007 presentations for comparability. These reclassifications have no effect on previously reported stockholders' equity (deficiency) or net loss.

3.    Property and Equipment

Property and equipment consists of the following:

                                                           December 31,
                                                     2007               2006
                                               -------------------------------------
Data processing equipment                        $        22,032   $         22,032
Office furniture and fixtures                             19,087             19,087
Other equipment                                           11,038             11,038
Purchased software                                         3,770              3,770
                                               -------------------------------------
                                                          55,927             55,927
Less accumulated depreciation and amortization           (49,550)           (48,361)
                                               -------------------------------------
                                                 $         6,377   $          7,566
                                               =====================================


4.    Convertible Notes

      The contractual maturities of the principal outstanding related to the Company's convertible notes at December 31, 2007 are as follows:

Contractual Maturity Date   Principal Outstanding
------------------------- ------------------------
       August 2008          $            1,235,666
     September 2008                      1,905,000
                           -----------------------
          Total             $            3,140,666
                           =======================

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

5.    Stockholders' Deficiency

Preferred Stock

      Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock. At December 31, 2007 and 2006 there are no shares of preferred stock issued or outstanding.

Stock Option Plans

      During 2007, the Company had one stockholder-approved stock option plan, the 1996 Incentive Stock Option Plan. Prior to 2007, the Company additionally had the 1995 Stock Option Plan. Under the 1995 Stock Option Plan the Company granted incentive stock options and nonqualified stock options to employees, directors, consultants and independent contractors. This plan closed in April 1996. In 2006, all outstanding and unexercised stock options granted under the plan expired. Accordingly, at December 31, 2006, there were no outstanding options under the 1995 Stock Option Plan.

      In April 1996, the Company adopted the 1996 Incentive Stock Option Plan. This plan closed in April 2006. Under the terms of the plan, incentive options were issued at an exercise price not less than the estimated fair market value on the date of grant. Generally, options granted vest ratably over a 60 month term. The 1996 Incentive Stock Option Plan was amended and restated effective May 28, 1999, to increase the number of shares of common stock available for issuance from 1,900,000 to 2,900,000 and to permit non-employee directors to participate in the 1996 Stock Option Plan. Under the Company's director compensation program in effect from April 1999 to March 2002, non-employee directors received options under the 1996 Incentive Stock Option Plan to purchase 5,000 shares of common stock of the Company on the 5th business day after each annual shareholder meeting. In March 2002, the Company adopted a new director compensation program as a component of the 1996 Incentive Stock Option Plan under which all non-employee directors received a one-time grant of options to purchase 100,000 shares of the Company's stock at the closing sales price of the Company's common stock on the business day immediately prior to the date of grant. Such options vested ratably over a two-year period. Under the program, all non-employee directors on the Board were granted options to purchase 100,000 shares on March 20, 2002.

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

      All the options granted pursuant to the 2006 Stock Option Grant have a contractual term of 10 years and a remaining contractual term of 8.5 years at December 31, 2007. During 2007, none of the options were exercised or forfeited. At the grant date and at December 31, 2007, the weighted-average exercise price was $0.48. At December 31, 2006, the weighted-average exercise price of the 2,983,332 options exercisable pursuant to the 2006 Stock Option Grant was $0.47. At the date of grant, the options granted had a weighted-average fair value of $0.26 and total compensation cost was $1,136,000. Of the total compensation costs related to the 2006 Stock Option Grant, the Company recognized compensation expense of $671,556 and $355,333 in 2006 and 2007, respectively, and will recognize $109,111 in 2008. At December 31, 2007, the closing price of the Company's common stock was less than the weighted-average exercise price of options which were outstanding and which were exercisable; accordingly, there was no intrinsic value associated with such options.

A summary of activity under the 1996 Option Plans is as follows:

                                                     Options       Outstanding
                                                ----------------- --------------
                                    Shares                           Weighted
                                  Available          Number       Average Price
                                  For Grant         of Shares       Per Share
                               ---------------- ----------------- --------------
1996 Incentive Stock Option
 Plan
Balance at December 31, 2004           594,750         2,133,320    $       0.50
Options granted                              -                 -    $       0.00
Options cancelled/forfeited             99,620           (99,620)   $       0.34
                               ---------------- ----------------- --------------
Balance at December 31, 2005           694,370         2,033,700    $       0.51
Plan Closed                           (694,370)                -               -
Options exercised                            -          (200,000)   $       0.12
Options cancelled/forfeited                  -          (100,000)   $       1.47
                               ---------------- ----------------- --------------
Balance at December 31, 2006                 -         1,733,700    $       0.50
Options cancelled/forfeited                  -           (70,000)   $       3.75
                               ---------------- ----------------- --------------
Balance at December 31, 2007                 -         1,663,700    $       0.37
                               ================ ================= ==============

      A summary of stock options exercisable and stock options outstanding under the 1996 Incentive Stock Option Plan is as follows:

                                  1996 Incentive Stock Option Plan
------------------------------------------------------------------------------------------------------

                      Options Exercisable                         Options Outstanding
                      at December 31, 2007                        At December 31, 2007
               ================================== ====================================================
                                                                                         Weighted
                                    Weighted                           Weighted          Average
   Range of                          Average                           Average          Remaining
   Exercise         Number            Price            Number           Price          Contractual
    Prices       Exercisable        Per Share       Outstanding       Per Share        Life (years)
-------------- ---------------- ----------------- ---------------- ---------------- ------------------
 $0.09 - $0.94        1,415,000   $          0.20        1,440,000   $         0.20                3.6
 $1.06 - $3.75          223,700   $          1.43          223,700   $         1.43                2.2
               ---------------- ----------------- ---------------- ---------------- ------------------
 $0.09 - $3.75        1,638,700   $          0.37        1,663,700   $         0.37                3.4
               ================ ================= ================ ================ ==================

      At December 31, 2007, the closing price of the Company's common stock was less than the weighted-average exercise price of options granted in accordance with the 1996 Stock Option Plan which were outstanding and which were exercisable; accordingly, there was no intrinsic value associated with such options. In 2007, the Company recognized $1,208 of compensation expense associated with options granted under this plan and additional compensation cost of $350 will be recognized in 2008.

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

                                                            2006
                                                  ---------------
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

7.    Leases

      The Company has a prepaid two-year lease on its principal office space. The lease expires in December 2008. Additionally, the Company has a month-to-month operating lease for the rental of its warehouse. Future minimum lease payments under these leases at December 31, 2007 are approximately $1,200, all of which is payable in 2008. In 2007, 2006, and 2005 the Company incurred rent expense, including rent associated with cancelable rental agreements, of approximately $29,000, $21,000 and $24,000, respectively.

8.    Income Taxes

      As of December 31, 2007, the Company had federal and state tax net operating loss carryforwards of approximately $71,411,000. The net operating loss carryforwards will begin to expire in 2009, if not utilized.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                          December 31,
                                     2007                2006
                              ------------------- -------------------
Deferred tax assets:
   Net operating loss
    carryforwards               $     26,636,000   $      26,091,000
   Accrued expenses                       43,000              37,000
Other                                          -                   -
                              ------------------- -------------------
Total deferred tax assets             26,679,000          26,128,000
                              ------------------- -------------------
Deferred tax liabilities:
   Other                                       -                   -
                              ------------------- -------------------
Total deferred tax liabilities                 -                   -
                              ------------------- -------------------
Less: Valuation allowance            (26,679,000)        (26,128,000)
                              ------------------- -------------------
Total net deferred taxes        $              -   $               -
                              =================== ===================

      The Company has recorded a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2007 and 2006, based on management's evaluation of the evidential recognition requirements under the criteria of SFAS
109. The main component of the evidential recognition requirements was the Company's cumulative pretax losses since inception. The provision for income taxes at the Company's effective rate did not differ from the provision for income taxes at the statutory rate for 2007, 2006, and 2005.

9.    Segment Information

      The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers. Single entities accounted for 100% of revenues in 2007, 2006, and 2005.

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

      In 2006 and 2005 the Company leased office space from a holder of a portion of its convertible notes. The lease was on a month-to-month basis and was terminated in January 2007. Rental expense for the office space was $6,000 and $9,250 in 2006 and 2005, respectively.

11.   Commitments and Contingent Liabilities

      The Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the South Carolina Appeals Court for a rehearing of this case was denied, and it petitioned the South Carolina Supreme Court to hear this case and to grant it relief from this ruling. In October 2007, the Company was notified that the South Carolina
Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse and a judgment will be entered against it of $382,148, plus accrued interest. At this time, the Company does not have the cash resources to pay this judgment. The Company will continue to evaluate its options to resolve or postpone any payments related to this matter; however, if it is required to pay more than an insignificant amount in connection with this judgment in the near term, it would be forced to consider alternatives for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

12.   Quarterly Results of Operations (Unaudited)

                       First          Second            Third           Fourth
                      Quarter        Quarter           Quarter          Quarter
                    ------------ ---------------- ----------------- ---------------
Year ended December
 31, 2007
Revenue              $    8,333   $        8,334   $         8,333   $      8,333
Gross profit              7,500            7,500             7,500          7,500
Net loss               (442,691)        (476,016)         (309,876)      (249,571)
Net loss per share -
 basic and diluted        (0.01)           (0.01)            (0.01)         (0.01)

Year ended December
 31, 2006
Revenue              $    8,333   $        8,334   $         8,333   $      8,333
Gross profit              7,500            7,500             7,500          7,500
Net loss                (89,946)        (219,965)       (1,610,054)      (779,557)
Net loss per share -
 basic and diluted        (0.00)           (0.00)            (0.04)         (0.02)
The sum of certain net loss per share amounts  differs from the annual  reported total due to rounding.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

      The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

      There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting


      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the COSO, management of the Company believes that the Company's internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules by the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Item 9B.  Other Information

      Not applicable

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

              Executive Officers and Directors of the Registrant

 Name                      Age         Position with the Company
 ----                      ---         -------------------------
 Joseph A. Boyle           54          Chairman, President, Chief Executive
                                       Officer, and Chief Financial Officer
 S. Sean Douglas           39          Executive Vice President and Chief
                                       Operating Officer
 Robert M. Price           77          Director
 Peter R. Wilson           55          Director

Joseph A. Boyle became President and Chief Executive Officer of the Company in January 2000 and Chairman in March 2001. Mr. Boyle has also served as Chief Financial Officer of the Company since September 1996. Mr. Boyle also held the title of Senior Vice President from September 1996 to January 2000. Mr. Boyle has previously served as Secretary and Treasurer of the Company. To conserve the Company's limited financial resources, Mr. Boyle has from time to time reduced his time commitment to and compensation received from the Company. From January 2005 until June 2006, Mr. Boyle performed consulting services for a local financial institution. From April 2003 to August 2004, Mr. Boyle also was a partner of Elliott Davis, LLC, a South Carolina public accounting firm. Prior to joining the Company, Mr. Boyle served as Price Waterhouse, LLP's engagement partner for most of its Kansas City, Missouri, financial services clients and was a member of the firm's Mortgage Banking Group. Mr. Boyle was employed by Price Waterhouse, LLP from June 1982 to August 1996. Mr. Boyle is a director of UCI Medical Affiliates, Inc. and serves as the chairman of its Audit Committee.

S. Sean Douglas became Executive Vice President and Chief Operating Officer of the Company in March 2003. Mr. Douglas also held the title of Senior Vice President of Finance, Operations and Administration of the Company from March 2002 to March 2003. From January 2000 to March 2002, Mr. Douglas held the title of Vice President and Controller of the Company. From November 1995 to January 2000, Mr. Douglas was the Company's accounting manager.

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

Meetings of the Board

      The Board of Directors met five times during the year ended December 31, 2007. All directors participated in at least 100% of all meetings of the Board of Directors and the committees of the Board of Directors on which they served during 2007.

Committees of the Board

      The Board of Directors has established an Audit Committee and a Compensation Committee. There is no nominating committee of the Board of Directors.

      The Audit Committee, established in 1996, has the authority to appoint and remove our independent public accounting firm, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by us in financial reporting and the adequacy of our internal control procedures. The members of the Audit Committee, which met once during the year ended December 31, 2007, are Dr. Peter R. Wilson (Chairman) and Robert M. Price.

      The Compensation Committee has the authority, among other things, to: (i) determine the cash and non-cash compensation of each of our executive officers and any other employee with an annual salary in excess of $100,000; (ii) consider and recommend to the Board such general and specific employee equity and other incentives as it may from time to time deem advisable; and (iii) administer our stock option plans. The members of the Compensation Committee, which met one time during the year ended December 31, 2007, are Robert M. Price (Chairman) and Dr. Peter R. Wilson.

      The Board of Directors has not established a nominating committee primarily because it believes that the current composition and size of the Board permit candid and open discussion regarding potential new candidates for director. The entire Board of Directors currently operates as our nominating committee, and all directors participate in the consideration of director nominees. Of the three directors currently serving on the Board, we believe that Dr. Peter R. Wilson and Robert M. Price are independent directors within the meaning of the NASDAQ Marketplace Rules applicable to directors and audit, compensation and nominating committee members of companies listed on the NASDAQ Global Market. The Company does not believe that Messrs. Wilson or Price are parties to other transactions, relationships or arrangements not otherwise disclosed in this report that affect their independence. There is no formal process or policy that governs the manner in which we identify potential candidates for director, and the Board of Directors has not adopted any specific, minimum qualifications that must be met to be nominated to serve as a director. Historically, however, the Board of Directors has considered several factors in evaluating candidates for nomination to the Board, including the candidate's knowledge of our business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all our stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of director nominees recommended by our stockholders because the Board of Directors believes that it has been able to give appropriate consideration to candidates recommended by stockholders in prior years on a case-by-case basis.

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

      Additional information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders under the captions "Board of Directors - Code of Ethics," "Board of Directors--Nominees for Director," and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11.  Executive Compensation

      The information required by Item 11 is incorporated by reference to information in the registrant's proxy statement relating to its 2008 Annual Meeting of Shareholders under the caption "Executive Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Certain information required by this Item will be contained in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

                                                                 Number of securities
                     Number of securities    Weighted-average     remaining available
                       to be issued upon     exercise price of    for future issuance
                          exercise of       outstanding options,     under equity
    Plan Category     outstanding options,  warrants and rights   compensation plans
                      warrants and rights                             (excluding
                                                                  securities reflected
                                                                     in column (a))
-------------------- --------------------- --------------------- ---------------------
                              (a)                   (b)                   (c)
-------------------- --------------------- --------------------- ---------------------
Equity compensation
  plans approved by
   security holders        1,663,700               $0.37                   -
-------------------- --------------------- --------------------- ---------------------
Equity compensation
 plans not approved
 by security holders       6,850,000               $0.49                   -
-------------------- --------------------- --------------------- ---------------------
        Total              8,513,700               $0.47                   -
-------------------- --------------------- --------------------- ---------------------

      The table set forth above does not include any information with respect to shares of common stock that may be issued upon the conversion of convertible notes that have been issued by the Company. At December 31, 2007, there was $3,476,342 of principal and accrued interest outstanding under these notes, which could be converted into an aggregate of 11,364,171 shares of the Company's common stock at a conversion price of $0.20 ($1,203,466 principal and accrued interest), $0.42 ($2,102,859 principal and accrued interest) or $0.50 ($170,017 principal and accrued interest) per share.

      As set forth in the above table, we issued stock options and warrants exercisable into 6,850,000 of shares of our common stock. Of such amount, 4,350,000 were stock options granted to employees and non-employee directors. The grant of these stock options will be discussed in detail in Part III, Item 11., "Executive Compensation," and Note 5 to our consolidated financial statements included herein also discusses these stock options and warrants to purchase 2,500,000 shares of our common stock issued to Morgan Keegan & Company for advisory and other services.

Item 13.      Certain   Relationships,   Related   Transactions  and  Director
Independence

Related Transactions

      Since June 2002, we have primarily financed our operations from the proceeds received through the issuance of convertible notes. In June 2002, our Chief Executive Officer purchased a convertible note in the principal amount of $125,000. Additionally, in December 2003, we sold a two-year convertible note in the principal amount of $100,000 to a subsidiary of The South Financial Group ("TSFG"), which at the time owned approximately 12%of our common stock. In June 2004, all of our then outstanding convertible notes, including the note issued to our Chief Executive Officer and the subsidiary of TFSG, went into default. In August 2006, we reached an agreement with the holders of our notes outstanding at that time (the "existing notes"), under which we exchanged the existing notes, all of which were in default, for new notes. The principal of the new notes included the original principal of the existing notes plus the accrued interest on the existing notes and matured in August 2008. In accordance with the exchange, we issued to our Chief Executive Officer and the subsidiary of TSFG new notes in the amount of $166,863 and $122,115, respectively. Additional information regarding our convertible notes and this transaction with our Chief Executive Officer is discussed in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and in Note 4 to our consolidated financial statements included herein.

Director Independence

      Information regarding the independence of our outside directors is contained in Part III, Item 10., "Directors and Executive Officers of the Registrant - Board of Directors."

Item 14.  Principal Accountant Fees and Services

      Information required by this item is incorporated by reference to information in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders, under the caption "Accounting Fees."

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) The following consolidated financial statements of Affinity Technology Group, Inc. and subsidiaries included in this Annual Report on Form 10-K are included in Item 8.
     i.   Consolidated Balance Sheets as of December 31, 2007 and 2006.
     ii. Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005.
     iii. Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2007, 2006, and 2005.
     iv. Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.
     v.   Notes to Consolidated Financial Statements.

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

                                    Affinity Technology Group, Inc.

Date: March 31, 2008               By:   /s/  Joseph A. Boyle
                                         ---------------------------------------
                                         Joseph A. Boyle
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                                      Date
--------------------------- ------------------------------------------ -----------------


/s/ Joseph A. Boyle                                                    March 31, 2008
---------------------------
Joseph A. Boyle             Chairman, President, Chief Executive
                             Officer and Chief Financial Officer and
                             Director
                            (principal executive and financial
                             officer)

/s/ Robert M. Price, Jr.                                               March 31, 2008
---------------------------
Robert M. Price, Jr.        Director


/s/ Peter R. Wilson, Ph.D.                                             March 31, 2008
---------------------------
Peter R. Wilson, Ph.D.      Director


/s/ S. Sean Douglas                                                    March 31, 2008
---------------------------
S. Sean Douglas             Executive Vice President and Chief
                             Operating Officer
                            (principal accounting officer)

Exhibit Index

Exhibit Number   Description
--------------- ----------------------------------------------------------------
21               Subsidiaries of Affinity Technology Group, Inc.
23.1             Consent of Independent Registered Public Accounting Firm
31               Rule 13a-14(a)/15d-14(a) Certifications
32               Section 1350 Certifications