Form 10-Q
period 2008-03-31
AFFINITY TECHNOLOGY GROUP INC
filed 2008-05-20
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2008 Commission file number: 0-28152

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

47,142,398 shares of Common Stock, $0.0001 par value, as of May 1, 2008.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
PART I. FINANCIAL INFORMATION
   ITEM 1. Financial Statements
             Condensed Consolidated Balance Sheets as of March
              31, 2008 and December 31, 2007                               4
             Condensed Consolidated Statements of Operations for
              the three months ended March 31, 2008 and 2007               5
             Condensed Consolidated Statements of Cash Flows for
              the three months ended March 31, 2008 and 2007               6
              Notes to Condensed Consolidated Financial Statements         7
   ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      16
   ITEM 4. Controls and Procedures                                         16
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings                                               17
   ITEM 1A. Risk Factors                                                   17
   ITEM 6. Exhibits                                                        17
Signature                                                                  18

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," "continue" and similar expressions, although some forward-looking statements may be expressed differently. Actual results may vary due to risks and uncertainties, including the recent adverse ruling of the Federal Appeals Court in its patent litigation as discussed in this report, which, combined with the Company's very limited capital resources, has threatened the viability of the Company's business as a going concern and may make it difficult or impossible to raise additional capital in amounts sufficient to permit it to continue operations or pursue further legal options for vindicating its patent claims; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenges by third parties; the results of ongoing litigation, including the recent adverse ruling of the Federal Appeals Court in the Company's patent litigation; and, unanticipated costs and expenses affecting the Company's cash position. Additionally, the Company's petition to the South Carolina Supreme Court relating to its lawsuit with Temple Ligon was denied. As a result, a judgment will be entered against the Company of $382,148, plus accrued interest. The Company does not have the cash resources to pay this judgment. If the Company is not able to raise additional capital to fund its ongoing operations and patent infringement litigation expenses or is unable to resolve or postpone the judgment in the Temple Ligon matter in a manner which will alleviate the payment of more than an insignificant amount of cash in the near term, it would, for reasons in addition to the other reasons discussed above, likely be forced to implement alternatives under consideration for for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, may cause actual results to differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no ongoing obligation to update any forward-looking statements if it learns that any such forward-looking statements or the underlying assumptions are incorrect. As used in this report, unless the context otherwise requires, the terms "we," "our," "us" (or similar terms), the "Company" or "Affinity" include Affinity Technology Group, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, the term includes only Affinity Technology Group, Inc.

Part I.  Financial Information

Item 1.     Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                       March 31,
                                                          2008             December 31,
                                                       (Unaudited)             2007
                                                   ------------------- ---------------------
Assets
Current assets:
  Cash and cash equivalents                          $         35,391    $           50,217
  Prepaid expenses                                             57,093                77,118
                                                   ------------------- ---------------------
Total current assets                                           92,484               127,335
  Property and equipment, net                                   6,142                 6,377
                                                   ------------------- ---------------------
Total assets                                         $         98,626    $          133,712
                                                   =================== =====================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                   $         25,439    $           19,681
  Accrued expenses                                          1,347,332             1,196,951
  Convertible notes                                         3,140,666             3,140,666
  Deferred revenue                                             19,445                27,778
                                                   ------------------- ---------------------
Total current liabilities                                   4,532,882             4,385,076
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   100,000,000 shares, issued 49,310,406
   shares at March 31, 2008 and
   December 31, 2007                                            4,931                 4,931
  Additional paid-in capital                               72,715,679            72,671,087
  Treasury Stock, at cost (2,168,008 shares at
      March 31, 2008 and December 31, 2007)                (3,505,287)           (3,505,287)
  Accumulated deficit                                     (73,649,579)          (73,422,095)
                                                   ------------------- ---------------------
Total stockholders' deficiency                             (4,434,256)           (4,251,364)
                                                   ------------------- ---------------------
Total liabilities and stockholders' deficiency       $         98,626    $          133,712
                                                   =================== =====================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                    2008                2007
                                             -------------------- -----------------
Revenues:
   Patent license revenue                      $           8,333    $        8,333
                                             -------------------- -----------------
Costs and expenses:
   Cost of revenues                                          833               833
   General and administrative expenses                   172,171           395,992
                                             -------------------- -----------------
       Total costs and expenses                          173,004           396,825
                                             -------------------- -----------------
Operating loss                                          (164,671)         (388,492)
Other income (expenses):
   Interest income                                             -             8,614
   Interest expense                                      (62,813)          (62,813)
                                             -------------------- -----------------
Net loss                                       $        (227,484)   $     (442,691)
                                             ==================== =================
Net loss per share - basic and diluted         $           (0.00)   $        (0.01)
                                             ==================== =================
Shares used in computing net loss per share           47,142,398        45,267,398
                                             ==================== =================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                         2008              2007
                                                  ------------------- ----------------
Operating activities
Net loss                                            $       (227,484)  $     (442,691)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                                235              307
    Amortization of stock option compensation                 44,592          133,714
    Deferred revenue                                          (8,333)          (8,333)
    Changes in current assets and liabilities:
       Prepaid expenses                                       20,025            9,676
       Accounts payable and accrued expenses                 156,139         (118,189)
                                                  ------------------- ----------------
Net cash used in operating activities                        (14,826)        (425,516)
                                                  ------------------- ----------------

Net decrease in cash                                         (14,826)        (425,516)
Cash and cash equivalents at beginning of period              50,217        1,026,978
                                                  ------------------- ----------------
Cash and cash equivalents at end of period          $         35,391   $      601,462
                                                  =================== ================

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

     To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At March 31, 2008, the Company had cash and cash equivalents of $35,391 and a working capital deficit of $4,440,398. The Company has generally been unable to enter into licensing agreements with potential licensees of its patents upon terms that are acceptable and has sought recourse through litigation with alleged infringers of its patents. The Company's lawsuits against the alleged infringers have been dismissed by the United States District Court for the District of South Carolina located in Columbia, South Carolina (the "Columbia Federal Court"), and its appeal to the United States Court of Appeals for the Federal Circuit (the "Federal Appeals Court") resulted in a claim construction of the term "remote interface" that is unfavorable. Accordingly, unless the Company is able to secure a reversal of the Federal Appeals Court's construction of the term "remote interface" in a very short period of time, the Company believes its business and the value of its patents will likely be materially and adversely affected and that it will likely be unable to access new capital resources sufficient to allow it to pursue enforcement of its remaining patent rights or to continue operations. The Company can give no assurances that it will be able to secure a reversal of the Federal Appeals Court's construction of the term "remote interface" or that it will be able to raise additional capital or generate capital from its patent licensing business at all or in amounts sufficient to continue its business in its present form or at all. Additionally, the Company has convertible notes outstanding in the aggregate principal amount of $3,140,666 and interest accrued thereon of $398,489. The notes become due in August and September 2008. The general provisions of these notes are explained at Note 6. The Company does not currently have, or expect to have, the capital resources to pay either principal or accrued interest on these notes when they become due, unless unforeseen positive developments in the Company's patent litigation or sources of capital emerge in the very near future. The near exhaustion of the Company's cash resources, coupled with the adverse developments concerning its patent litigation, the proximity of the maturity of its convertible notes and its litigation with Temple Ligon, as described below, continues to threaten the viability of its business as a going concern and may force it in the near future to implement one or more alternatives, including the possibility of filing for bankruptcy protection or selling its patents, under consideration for winding down its business.

     The Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the South Carolina Appeals Court for a rehearing of this case was denied, and it petitioned the South Carolina Supreme Court to hear this case and to grant it relief from this ruling. In October 2007, the Company was notified that the South Carolina
Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse and a judgment will be entered against it of $382,148, plus accrued interest. At this time, the Company does not have the cash resources to pay this judgment. The Company will continue to evaluate its options to resolve or postpone any payments related to this matter; however, if it is required to pay more than an insignificant amount in connection with this judgment in the near term, it would, for reasons in addition to the other reasons discussed above, likely be forced to implement one or more alternatives under consideration for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

     Management's plans with respect to addressing the matters discussed above are to request the Federal Appeals Court to reconsider its ruling that was adverse to the Company, or alternatively, to grant to the Company an en banc hearing before all the members of the Federal Appeals Court in which the Company would attempt to have the adverse ruling reversed. If the Company were to succeed in these efforts, it would then to attempt to secure additional capital resources to continue its patent infringement lawsuits.

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


2.     Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests ("NCIs") in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of the SFAS No. 160 indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a significant impact, if any, on its financial statements.

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

     In July 2006, the Company granted to its management and directors 4,350,000 stock options. All options granted were at or above the market value at the date of grant. The grant date fair value of stock options granted was $1,136,000. Of the stock options granted, 1,616,666 vested as of the grant date. The fair value of these options, $425,333, was recognized as compensation expense as of the date of grant. The remaining 2,733,334 options with a fair value of $710,667 vest over a two year period.

     During the three month period ended March 31, 2008 the Company granted no stock options or other instruments under share-based arrangements. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three month period ended March 31, 2008 was $44,592.

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

8.     Commitments and Contingent Liabilities

     The Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the Appeals Court for a rehearing of the case was denied, and the Company petitioned the South Carolina Supreme Court to hear the case and to grant the Company relief from this ruling. In October 2007, the Company was notified that the South Carolina Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse, and a judgment will be entered against the Company of $382,148, plus accrued interest. At this time, the Company does not have the cash resources to pay this judgment. The Company will continue to evaluate its options to resolve or postpone any payments related to this matter; however, if the Company is required to pay more than an insignificant amount in connection with this judgment in the near term, it would, for reasons in addition to those discussed in Note 1, likely be forced to implement one or more alternatives under consideration for winding down its business, which may include offering its patents for sale or filing for bankruptcy protection.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Affinity Technology Group, Inc. was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by us include our DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the ALM), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, we have suspended all efforts to further develop, market and operate these products and services. Our last processing contract terminated in late 2002, and we have no plans in the near term to engage in further sales or other activities related to our products or services, other than to attempt to license certain of the patents that we own. Currently, our business activities consist exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. Accordingly, our prospects are wholly dependent on these efforts to finance and execute a sustainable patent licensing program.

Recent Developments in Patent Litigation

     Through our wholly-owned subsidiary, decisioning.com, we have been engaged in several patent infringement lawsuits against Federated Department Stores, Ameritrade Holding Corporation and HSBC, the progression and history of which are discussed more fully below. In December 2006, we received several adverse rulings from the United States District Court for the District of South Carolina located in Columbia, South Carolina (the "Columbia Federal Court"). The rulings resulted from a Markman hearing, which are specific to patent lawsuits, and generally involve the interpretation and definition of a patent's claim terms which have a direct bearing on the determination of infringement. The adverse rulings involved the Columbia Federal Court's interpretation and definition of several claim terms that were adverse to us. As a result of the adverse rulings the Columbia Federal Court dismissed our pending lawsuits based on summary judgment motions filed by the defendants.

     We appealed the Columbia Federal Court's dismissal of our lawsuits to the United States Court of Appeals for the Federal Circuit (the "Federal Appeals Court"). In our appeal, we requested that the Federal Appeals Court reverse three of the Columbia Federal Court's Markman rulings and grant to us more favorable interpretations and definitions related to certain claim terms in our patents that we disputed. We argued our case before the Federal Appeals Court on December 3, 2007. As we previously disclosed, on May 7, 2008, the Federal Appeals Court issued its opinion and revised the Columbia Federal Court's definitions of all the disputed claim terms. The Federal Appeals Court revised the terms "verify the applicant's identity" and "compare...and..." in the manner requested by and favorable to us. However, in a split decision (2-1), the Federal Appeals Court revised the term "remote interface" in a manner unfavorable to us by ruling that a remote interface as used in U.S. Patent No. 6,105,007 C1, our patent which covers the automated establishment of financial accounts, is limited to systems that are publicly accessible and does not include a personal computer owned by a consumer.

     As a result of the Federal Appeals Court's definition of the term "remote interface," the Federal Appeals Court upheld the Columbia Federal Court's dismissal of our lawsuit against Federated and remanded our lawsuits against Ameritrade and HSBC back to the Columbia Federal Court. However, due to the limitation of the term "remote interface" in U.S. Patent No. 6,105,007 C1, our current lawsuits against Ameritrade and HSBC only encompass systems they may use which are publicly accessible or which infringe U.S. Patent No. 5,870,721 C1, our first loan processing patent. We believe that the level of infringement associated with such systems as used by Ameritrade and HSBC, as well as the financial services industry in general, are insignificant compared to systems used to automate the establishment of financial and credit accounts that are remotely accessed by a personal computer owned by a consumer. Therefore, unless we can obtain a reversal of the Federal Appeals Court's definition of the term "remote interface," we believe that the scope of our patents will be significantly and materially limited. As more fully explained below, our capital resources are nearing exhaustion, which we believe will preclude our ability to pursue our cases against Ameritrade and HSBC unless unforeseen positive developments in our patent litigation or sources of capital emerge in the very near future.

     We intend to file a request, within a matter of days, with the Federal Appeals Court to reconsider its construction of the term "remote interface" or, alternatively, to grant us an "en banc" hearing before all members of the Federal Appeals Court to hear our case and grant us a favorable definition of the term "remote interface." We have been advised by legal counsel that reconsideration of issued opinions or the granting of en banc hearings is rare. Even if we are successful in obtaining a hearing in which the Federal Appeals Court agrees to reconsider its ruling or, alternatively, to grant us an en banc hearing, we do not believe that our existing cash resources will be sufficient to enable us to complete the process, and, if successful, to complete the prosecution of our lawsuits against the alleged infringers. Our capital resources are nearing exhaustion, and we believe it is unlikely in our current posture that we will be able to access new capital resources in a manner sufficient to allow us to pursue an extended process to obtain reconsideration of, or recourse from, the Federal Appeals Court's adverse construction of the term "remote interface."

     Moreover, if we are not successful in our attempt to have the construction of the term "remote interface" reversed in a very short period of time, we believe that it is unlikely that we will be able to access new capital resources sufficient to allow us to enforce our remaining patents due to the significant limitation of our patent rights as discussed above and the expense of pursuing enforcement through litigation.

     Accordingly, we believe that the adverse ruling of the Federal Appeals Court, coupled with our very limited capital resources, has seriously threatened the viability of our business as a going concern. Therefore, in conjunction with our attempts to secure a reversal of the Federal Appeals Court's recent adverse decision, we are evaluating our available strategic alternatives, including the possibility of filing for bankruptcy protection, selling assets or otherwise winding down our business. We can give no assurances that in the near future we will not be forced to pursue one or more of these alternatives.

Background - Patent Portfolio and Enforcement

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

     All of these patents have been subject to reexamination by the PTO as a result of challenges to such patents by third parties. On January 28, 2003, we received a Reexamination Certificate (U. S. Patent No. 5,870,721 C1) from the PTO which formally concluded the reexamination of U. S. Patent No. 5,870,721. On December 20, 2005, we received a Reexamination Certificate (U.S. Patent No. 5,940,811 C1) from the PTO, which formally concluded the reexamination of U.S. Patent No. 5,940,811. On July 25, 2006, we received a Reexamination Certificate (U.S. Patent No. 6,105,007 C1) from the PTO, which formally concluded the reexamination of U.S. Patent No. 6,105,007 and which indicated that the reexamination resulted in the full allowance of all the claims of this patent. It is possible that third parties may bring additional actions to contest all or some of our patents. We can give no assurances that we will not lose all or some of the claims covered by our existing patents.

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

     Subsequent to the Markman ruling, Federated, Ameritrade and HSBC filed summary judgment motions with the Columbia Federal Court requesting that the lawsuits be dismissed. In March 2007, the Columbia Federal Court granted the summary judgment motions filed by Federated and Ameritrade and in April 2007 it granted the summary judgment motions filed by HSBC. Accordingly, our lawsuit with each of the defendants was dismissed. The basis of the Columbia Federal Court's rulings stemmed from the interpretation and application of certain claim terms the Court interpreted and defined as part of the Markman Hearing, as discussed above. Further, as more fully discussed above under the caption, "Recent Developments in Patent Litigation," our appeal of the Columbia Federal Court's interpretation and application of the term "remote interface" to the Federal Appeals Court failed to secure us a favorable interpretation of that term.

Other Matters

     In addition, we and our founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, we filed post-trial motions with the trial court in which, among other things, we claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted our motions, set aside the jury verdict, and ordered entry of a judgment in favor of us. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. Our petition to the South Carolina Appeals Court for a rehearing of this case was denied, and we petitioned the South Carolina Supreme Court to hear this case and to grant us relief from this ruling. In October 2007, we were notified that the South Carolina Supreme Court had denied our petition to hear this case. Accordingly, we have no further legal recourse and a judgment will be entered against us of $382,148, plus accrued interest. At this time, we do not have the cash resources to pay this judgment. We will continue to evaluate our options to resolve or postpone any payments related to this matter; however, if we are required to pay more than an insignificant amount in connection with this judgment in the near term, we would, for reasons in addition to those described above relating to our patent litigation, likely be forced to implement one or more alternatives under consideration for winding down our business, which may include offering our patents for sale or filing for bankruptcy protection.

Critical Accounting Policies

     We apply certain accounting policies, which are critical in understanding our results of operations and the information presented in our condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of March 31, 2008 and December 31, 2007, we recorded a valuation allowance that reduced our deferred tax assets to zero. As of March 31, 2008, there have been no material changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.


Results of Operations

Revenues

     Patent license revenue. We recognized $8,333 for the three month periods ended March 31, 2008 and 2007, respectively. All of our patent licensing revenues are related to a license agreement entered into in 1999, which is renewable every three years.

Costs and Expenses

     Cost of Revenues. Cost of revenues for the three month periods ended March 31, 2008 and 2007 were $833, respectively. Cost of revenues consists of commissions paid to our patent licensing representatives.

     General and Administrative Expenses. General and administrative expenses totaled $172,171 for the three month period ended March 31, 2008, as compared to $395,992 for the corresponding period in 2007. The decrease for the three month period ended March 31, 2008, as compared to the corresponding period of 2007 is primarily related to a decrease in professional fees related to legal and other expenses associated with our patent litigation and a decrease in the amount of stock-based compensation expense.

     Interest expense. Interest expense for the three month periods ended March 31, 2008 and 2007, was $62,813. Interest expense is related to the Company's convertible notes, which accrue interest at 8%. There was no change in interest expense during the three month period ended March 31, 2008 compared to the corresponding period in 2007 because no new notes have been issued since September 2006 and no notes have been converted since 2006.

Liquidity and Capital Resources

     We have generated net losses of $73,649,579 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

     Other financing transactions we have entered include the issuance of convertible notes, the terms of which are explained in Note 6 to our consolidated financial statements included herein in Part I. Item 1, "Financial Statements." At March 31, 2008, the aggregate convertible note principal amount outstanding was $3,140,666 and interest accrued thereon was $398,489. Of the total aggregate note principal outstanding, notes in the principal amount of $1,235,666 become due in August 2008 and notes in the principal amount of $1,905,000 become due in September 2008. Our failure to pay these notes according to their terms when due would constitute a default that could enable the holders of these notes to declare the entire amounts thereunder due and payable. In addition, certain other events, including the filing of bankruptcy or similar proceedings by or against the Company, would also constitute a default that would permit the holders of these notes to declare all amounts thereunder due and payable. We do not currently have, or expect to have, the capital resources to pay either principal or accrued interest on these notes when they become due, unless unforeseen positive developments in our patent litigation or sources of capital emerge in the very near future.

     Net cash used by operations during the three months ended March 31, 2008 was $14,826, compared to $425,516 used by operations for the same period in 2007. The decrease in cash used during the three month period ended March 31, 2008 compared to the corresponding period in 2007 was due to several factors. First, our expenses associated with our patent lawsuits were minimal during the first three months of 2008 compared to the corresponding period in 2007. As discussed more fully above in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" our patent lawsuits were reactivated in 2006 and we received an adverse ruling in late in 2006. As a result, we incurred expenses in the first three months of 2007 associated with the preparation of our appeal of the ruling and, additionally, paid other associated litigation expenses which were incurred in late 2006, but not paid until 2007. In addition, both our employees have deferred all of their base salaries since January 1, 2008. At March 31, 2008, cash and liquid investments were $35,391, as compared to $50,217 at December 31, 2007. At March 31, 2008, our working capital deficit was $4,440,398 as compared to a deficit of $4,257,741 at December 31, 2007.

     To date, we have generated substantial operating losses and have been required to use a substantial amount of cash resources to fund our operations. We generally have been unable to enter into licensing agreements with potential licensees upon terms that are acceptable to us and, as discussed above, we have sought recourse through litigation with alleged infringers of our patents. The near exhaustion of our cash resources, coupled with the adverse developments described above in connection with our patent litigation, the proximity of the maturity of our convertible notes, and our litigation with Temple Ligon, continues to threaten the viability of our business as a going concern and may force us in the near future to implement one or more alternatives under consideration for winding down our business.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

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

Item 1A.  Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations.

Item 6.     Exhibits

Exhibit Number  Description
--------------- ---------------------------------------------------------------------------------------------
                Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology
      3.1        Group, Inc. (File No. 333-1170).
--------------- ---------------------------------------------------------------------------------------------
                Certificate of Amendment to Certificate of Incorporation of the Company, which is hereby incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for
      3.2        the quarter ended June 30, 2006
--------------- ---------------------------------------------------------------------------------------------
                Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to
                 Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group,
      3.3        Inc.(File No. 333-1170).
--------------- ---------------------------------------------------------------------------------------------
                Specimen Certificate of Common Stock, which is hereby incorporated by reference to Exhibit
                 4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No.
      4.1        33-1170).
--------------- ---------------------------------------------------------------------------------------------
                Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity Technology Group, Inc.,
                 as amended, and Article II, Sections 3, 9 and 10 of the Bylaws of Affinity Technology Group,
                 Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No. 333-
      4.2        1170).
--------------- ---------------------------------------------------------------------------------------------
                Convertible Note Purchase Agreement, dated June 3, 2002, between Affinity Technology Group,
                 Inc., and certain investors, which is incorporated by reference to Exhibit 4.1 to the
      4.3        Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.
--------------- ---------------------------------------------------------------------------------------------
                Amended and Restated Convertible Note Purchase Agreement, dated August 9, 2006, among the
                 Company and the investors named therein, which is hereby incorporated by reference to
                 Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      4.4        2006.
--------------- ---------------------------------------------------------------------------------------------
                Form of 8% Convertible Secured Note, which is hereby incorporated by reference to Exhibit 4.2
      4.5        to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
--------------- ---------------------------------------------------------------------------------------------
                Amended and Restated Security Agreement, dated August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.3 to the
      4.6        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
--------------- ---------------------------------------------------------------------------------------------
                Letter Agreement, dated as of September 12, 2006, among Affinity Technology Group, Inc. and certain purchasers of convertible notes under the Amended and Restated Convertible Note
                 Purchase Agreement, dated as of August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.1 to the Company's Current
      4.7        Report on Form 8-K filed on September 20, 2006.
--------------- ---------------------------------------------------------------------------------------------
      31        Rule 13a-14(a)/15d-14(a) Certifications.
--------------- ---------------------------------------------------------------------------------------------
      32        Section 1350 Certifications.
--------------- ---------------------------------------------------------------------------------------------

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

 Date:  May 20, 2008

                                  EXHIBIT INDEX


Exhibit 31  Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32  Section 1350 Certifications