Form 10-Q
period 2008-06-30
AFFINITY TECHNOLOGY GROUP INC
filed 2008-08-19
CIK 1007508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008              Commission file number: 0-28152

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

47,142,398 shares of Common Stock, $0.0001 par value, as of August 1, 2008.

                AFFINITY TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2008
               and December 31, 2007......................................     4
              Condensed Consolidated Statements of Operations for the
               six months ended June 30, 2008 and 2007....................     5
              Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2008 and 2007....................     6
              Notes to Condensed Consolidated Financial Statements........     7
   ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    13
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....    18
   ITEM 4. Controls and Procedures........................................    18
PART II. OTHER INFORMATION
   ITEM 1. Legal Proceedings..............................................    18
   ITEM 1A. Risk Factors..................................................    18
   ITEM 3. Defaults Upon Senior Securities................................    18
   ITEM 4. Submision of Matters To a Vote of Security Holders.............    18
   ITEM 5. Other Infromation..............................................    19
   ITEM 6. Exhibits.......................................................    19
Signature.................................................................    20

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

                  Statements in this report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not descriptions of historical facts, such as statements about the Company's future prospects and cash requirements, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," "continue" and similar expressions, although some forward-looking statements may be expressed differently. Actual results may vary due to risks and uncertainties, including the recent adverse ruling of the Federal Appeals Court in its patent litigation, the judgment against the Company related to its lawsuit with Temple Ligon and its inability and failure to pay amounts due under its secured convertible notes, as discussed in this report, which, combined with the Company's very limited capital resources, has threatened the viability of the Company's business as a going concern and may make it difficult or impossible to raise additional capital in amounts sufficient to permit it to continue operations or pursue further legal options for vindicating its patent claims; the risk that the Company may lose all or part of the claims covered by its patents as a result of challenges to its patents; the risk that its patents may be subject to additional reexamination by the U.S. Patent and Trademark Office or challenges by third parties; the results of ongoing litigation, including the recent adverse ruling of the Federal Appeals Court in the Company's patent litigation; and, unanticipated costs and expenses affecting the Company's cash position. Additionally, due to its inability to pay its judgment of $382,148 plus accrued interest of $238,481 associated with its longstanding lawsuit with Temple Ligon and its inability and failure to pay amounts due related to its convertible notes, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and plans to offer its remaining patents and rights thereunder for sale. The Company can give no assurances that it will be successful in completing a sale of its patents or that any proceeds from such sale would be sufficient to satisfy any of its obligations in whole or in part or that there will be any residual proceeds that would accrue to the benefit of any of the Company's constituencies, including the Company's secured or unsecured creditors or its stockholders. Moreover, the Company can give no assurances that it will have the financial resources to complete the Chapter 11 bankruptcy process and that it will not be forced to later convert its Chapter 11 proceedings to one under Chapter 7 of the United States Bankruptcy Code, under which a trustee would be appointed by the Bankruptcy Court to liquidate the Company. Moreover, there can be no assurance that the Company will prevail on its claims of patent infringement against third parties or that such claims will result in the award of monetary damages to the Company. These and other factors discussed in the Company's filings with the Securities and Exchange Commission, including the information set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, may cause actual results to differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no ongoing obligation to update any forward-looking statements if it learns that any such forward-looking statements or the underlying assumptions are incorrect. As used in this report, unless the context otherwise requires, the terms "we," "our," "us" (or similar terms), the "Company" or "Affinity" include Affinity Technology Group, Inc. and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, the term includes only Affinity Technology Group, Inc.

Part I.  Financial Information

Item 1.  Financial Statements

                Affinity Technology Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                         June 30,
                                                           2008            December 31,
                                                       (Unaudited)             2007
                                                   -----------------------------------------
Assets
Current assets:
  Cash and cash equivalents                           $       16,861      $          50,217
  Prepaid expenses                                            36,617                 77,118
                                                   -----------------------------------------
Total current assets                                          53,478                127,335
  Property and equipment, net                                  5,906                  6,377
                                                   -----------------------------------------
Total assets                                          $       59,384      $         133,712
                                                   =========================================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable                                    $       50,499      $          19,681
  Accrued expenses                                         1,760,830              1,196,951
  Convertible notes                                        3,140,666              3,140,666
  Deferred revenue                                            11,111                 27,778
                                                   -----------------------------------------
Total current liabilities                                  4,963,106              4,385,076
Commitments and contingent liabilities
Stockholders' deficiency:
  Common stock, par value $0.0001; authorized
   100,000,000 shares, issued 49,310,406 shares
   at June 30, 2008 and December 31, 2007                      4,931                  4,931
  Additional paid-in capital                              72,760,271             72,671,087
  Treasury Stock, at cost (2,168,008 shares at
      June 30, 2008 and December 31, 2007)                (3,505,287)            (3,505,287)
  Accumulated deficit                                    (74,163,637)           (73,422,095)
                                                   -----------------------------------------
Total stockholders' deficiency                            (4,903,722)            (4,251,364)
                                                   -----------------------------------------
Total liabilities and stockholders' deficiency        $       59,384      $         133,712
                                                   =========================================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Three months ended                  Six months ended
                                                   June 30,                           June 30,
                                             2008            2007               2008            2007
                                        -------------------------------    -------------------------------

Revenues:
 Patent license revenue                    $     8,334     $     8,334        $    16,667     $    16,667
                                        -------------------------------    -------------------------------
Costs and expenses:
 Cost of revenues                                  834             834              1,667           1,667
 General and administrative expenses           220,263         426,257            392,434         822,249
                                        -------------------------------    -------------------------------
    Total cost and expenses                    221,097         427,091            394,101         823,916
                                        -------------------------------    -------------------------------
Operating loss                                (212,763)       (418,757)          (377,434)       (807,249)
Other income (expense):
 Interest income                                     -           5,555                  -          14,169
 Interest expense                             (301,295)        (62,814)          (364,108)       (125,627)
                                        -------------------------------    -------------------------------
Net loss                                   $  (514,058)    $  (476,016)       $  (741,542)    $  (918,707)
                                        ===============================    ===============================
Net loss per share - basic and diluted:    $     (0.01)    $     (0.01)       $     (0.02)    $     (0.02)
                                        ===============================    ===============================
Shares used in computing net loss per
 share                                      47,142,398      45,267,398         47,142,398      45,267,398
                                        ===============================    ===============================

See accompanying notes to Condensed Consolidated Financial Statements.

                Affinity Technology Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                         2008              2007
                                                    ----------------------------------
Operating activities
Net loss                                              $   (741,542)    $     (918,707)
Adjustments to reconcile net loss to net cash used
 in operating activities:
    Depreciation and amortization                              471                604
    Amortization of stock option compensation               89,184            267,358
    Deferred revenue                                       (16,667)           (16,667)
    Changes in current assets and liabilities:
       Prepaid expenses                                     40,501              4,844
       Accounts payable and accrued expenses               594,697              7,792
                                                    ----------------------------------
Net cash used in operating activities                      (33,356)          (654,776)

Net decrease in cash                                       (33,356)          (654,776)
Cash and cash equivalents at beginning of period            50,217          1,026,978
                                                    ----------------------------------
Cash and cash equivalents at end of period            $     16,861     $      372,202
                                                    ==================================


See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

1.       The Company - Going Concern

         Affinity Technology Group, Inc., (the "Company") was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by the Company include its DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the "ALM"), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, the Company has suspended all efforts to further develop, market and operate these products and services. The Company's last processing contract terminated in late 2002. Since 2002, the Company's business activities have consisted exclusively of attempting to enter into license agreements with third parties to license its rights under certain of its patents and in pursuing patent litigation in an effort to protect its intellectual property and obtain recourse against alleged infringement of its patents. Accordingly, the Company's prospects have been wholly dependent on these efforts to finance and execute a sustainable patent licensing program. As more fully explained below, the scope of the Company's patents has been significantly and materially limited by recent court rulings. As a result and as discussed below, the Company has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and plans to offer its remaining patents and rights thereunder for sale.

         On August 19, 2008, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 08-04979-dd). The Company's domestic subsidiary, decisioning.com, Inc., also intends to file a voluntary petition under Chapter 11 in the Bankruptcy Court (collectively, the "Chapter 11 cases") shortly. The Chapter 11 Cases have been or will be assigned to the Honorable David R. Duncan and will be jointly administered. For the present time, the Company will continue to manage its properties and operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court. As discussed below, however, the Company can give no assurance that it will be successful in completing a sale of its assets or otherwise generating proceeds from the Chapter 11 Cases, or that it will not be forced to convert the Chapter 11 Cases to cases under Chapter 7 of the United States Bankruptcy Code, under which a trustee would be appointed by the Bankruptcy Court to liquidate the Company.

         To date, the Company has generated substantial operating losses and has been required to use a substantial amount of cash resources to fund its operations. At June 30, 2008, the Company had cash and cash equivalents of $16,861 and a working capital deficit of $4,909,628. The Company has generally been unable to enter into licensing agreements with potential licensees of its patents upon terms that are acceptable and has sought recourse through litigation with alleged infringers of its patents. The Company's lawsuits against the alleged infringers resulted in certain adverse rulings by the United States District Court for the District of South Carolina located in Columbia, South Carolina (the "Columbia Federal Court"), and its appeal to the United States Court of Appeals for the Federal Circuit (the "Federal Appeals Court") resulted in a claim construction of a term ("remote interface") that is unfavorable and that the Company believes materially and adversely affects the value of its business and its patents. As a result, the Company's ability to access new capital resources sufficient to allow it to pursue enforcement of its remaining patent rights or to continue operations has been materially and adversely impacted. Additionally, the Company has convertible notes outstanding in the aggregate principal amount of $3,140,666 and interest accrued thereon of $461,302. The general provisions of these notes, as well as the nature of the existing default under these notes, are explained in Note 6.

         As a result of the near exhaustion of the Company's cash resources, coupled with the adverse developments concerning its patent litigation, the maturity of its convertible notes and its litigation with Temple Ligon, as described below, on August 19, 2008 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.

         The Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the South Carolina Appeals Court for a rehearing of this case was denied, and it petitioned the South Carolina Supreme Court to hear this case and to grant it relief from this ruling. In October 2007, the Company was notified that the South Carolina Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse and is obligated for the judgment of $382,148, plus accrued interest of $238,481. As discussed in the preceding paragraph, the Company is unable to pay the judgment and has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

         Management's plans with respect to addressing the matters discussed above are to pursue the relief provided under Chapter 11 of the United States Bankruptcy Code and to attempt to sell its remaining patents and rights there under in an orderly manner under the supervision of the Bankruptcy Court. The distribution of proceeds from any sale of the Company's assets would be subject to the approval of the Bankruptcy Court; however, management expects that any such proceeds would be distributed in the following order of priority: first, to cover certain costs and expenses associated with the bankruptcy proceedings and the sales of the Company's patents; second, to the extent of any remaining proceeds, to satisfy the Company's obligations under its convertible notes, which are secured by the stock of decisioning.com, the Company's wholly owned subsidiary to which the patents are assigned ; third, to the extent of any remaining proceeds, to satisfy amounts the Company owes to unsecured creditors; and, fourth, to the extent of any remaining proceeds, to the benefit of the Company's stockholders.

         The Company can give no assurances that it will be successful in completing a sale of its patents or that any proceeds from such sale would be sufficient to satisfy any of its obligations in whole or in part or that there will be any residual proceeds that would accrue to the benefit of any of the Company's constituencies, including the Company's secured or unsecured creditors or its stockholders. Moreover, the Company can give no assurances that it will have the financial resources to complete the Chapter 11 bankruptcy process and that it will not be forced to later convert its Chapter 11 proceedings to one under Chapter 7 of the United States Bankruptcy Code, under which a trustee would be appointed by the Bankruptcy Court to liquidate the Company.

         There is substantial doubt about the Company's ability to continue as a going concern. Moreover and as more fully explained above, the Company intends to attempt to sell its patents as part of its Chapter 11 proceedings to satisfy its liabilities and obligations. Management is unable to estimate the value of its patents or the net proceeds which may be available to the Company as a result of a future sale. The amount for which the Company may ultimately liquidate its existing and recorded liabilities is dependent on the proceeds from the sale of the Company's patents, is uncertain and may be materially different from recorded amounts at June 30, 2008. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty and uncertainty about the Company's ability to continue as a going concern. However, management believes that any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts of liabilities would not materially change the Company's financial position or its prospects.

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

         During the six month period ended June 30, 2008 the Company granted no stock options or other instruments under share-based arrangements. Total compensation expense associated with stock options, including expense related to options granted before January 1, 2006, during the three and six month period ended June 30, 2008, was $44,592 and $89,184, respectively.

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

         The new notes issued in August 2006 have the same terms as the old notes exchanged therefor, except that the new notes mature in August 2008. Of the new notes issued, notes with a principal amount of $1,115,068 are convertible into shares of the Company's common stock at $.20 per share, and notes with a principal amount of $152,959 are convertible into shares of the Company's common stock at $.50 per share. The new notes include a note in the principal amount of $166,863 issued to the Company's Chief Executive Officer and a note in the principal amount of $122,115 issued to a subsidiary of The South Financial Group. The South Financial Group Foundation, a non-profit foundation established by the South Financial Group, owns approximately 8.5% of the Company's outstanding capital stock.

         In September 2006, The Company sold additional convertible notes in the aggregate principal amount of $1,905,000. The terms of these notes are the same as the notes previously issued by the Company, except that they may be converted into the Company's common stock at a rate of $.42 per share.

         On June 30, 2008 the aggregate principal and accrued interest under these notes was $1,235,666 and $187,144 respectively. On August 8, 2008, the Company's remaining convertible notes that were issued in August 2006 became due. The continuation of a default in the payment of principal or interest on these notes for a period of ten business days constitutes an "Event of Default" under the terms of these notes that, unless waived in writing by each holder of such a note, permits the holder to consider the amount of such note immediately due and payable, without presentment, demand, protest or notice of any kind and to immediately enforce such holder's rights and remedies under its notes. Likewise, among other events, the Company's admission in writing of its inability to pay its debts generally as they mature, its application for or consent to the appointment of a trustee, liquidator or receiver for its property or business or a substantial portion thereof and the institution of bankruptcy, reorganization, insolvency or other proceedings under law for relief from creditors by the Company also constitute an Event of Default under these notes. In addition, an unwaived Event of Default under any one of the Company's convertible notes constitutes an Event of Default under all of the other convertible notes.

         Accordingly, the Company's inability to pay the principal and interest under the convertible notes due August 8, 2008, subject to the ten business day grace period under these notes, would constitute an Event of Default under these notes. Moreover, one or more of the following events described above, in particular the Company's filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankuptcy Court on August 19, 2008, constituted an Event of Default under all of the Company's convertible notes. Therefore, subject to the relief from creditors afforded by federal bankruptcy law upon the filing of the Company's Chapter 11 petition, the full amount of principal and interest outstanding under all of the Company's convertible notes may now be considered due and payable by the holders of such notes. As of August 19, 2008, the full amount of principal and interest due under the Company's convertible notes, all of which were in default, was $3,140,666 and $495,465.

7.       Segment Information

         The Company conducts its business within one industry segment - financial services technology. To date, all revenues generated have been from transactions with North American customers.

8.     Commitments and Contingent Liabilities

         The Company and its founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that the Company and Mr. Norris breached an agreement to give him a 1% equity interest in the Company in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of the Company, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against the Company of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against the Company of $382,148. In connection with the litigation and the resulting jury verdict, the Company filed post-trial motions with the trial court in which, among other things, it claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted the Company's motions, set aside the jury verdict, and ordered entry of a judgment in favor of the Company. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "Appeals Court"). On October 30, 2006, the Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. The Company's petition to the Appeals Court for a rehearing of the case was denied, and the Company petitioned the South Carolina Supreme Court to hear the case and to grant the Company relief from this ruling. In October 2007, the Company was notified that the South Carolina Supreme Court had denied its petition to hear this case. Accordingly, the Company has no further legal recourse and is obligated for the judgment of $382,148, plus accrued interest of $238,481. As discussed in Note 1, the Company is unable to pay the judgment and has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Affinity Technology Group, Inc. was formed to develop and market technologies that enable financial institutions and other businesses to provide consumer financial services electronically with reduced or no human intervention. Products and services previously offered by us include our DeciSys/RT loan processing system, which automated the processing and consummation of consumer financial services transactions; the Affinity Automated Loan Machine (the "ALM"), which allowed an applicant to apply for and, if approved, obtain a loan in as little as ten minutes; the Mortgage ALM, which allowed an applicant to apply for a mortgage loan; e-xpertLender, which permitted a financial institution to make automated lending decisions through its call centers and branches; iDEAL, which permitted automobile lenders to make automobile lending decisions for loan applications originated at automobile dealers; and rtDS, which permitted lenders to deliver credit decisions to applicants over the Internet. Due to capital constraints, we have suspended all efforts to further develop, market and operate these products and services. Our last processing contract terminated in late 2002. Since 2002, our business activities have consisted exclusively of attempting to enter into license agreements with third parties to license our rights under certain of our patents and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patents. Accordingly, our prospects have been wholly dependent on these efforts to finance and execute a sustainable patent licensing program. As more fully explained below, the scope of our patents has been significantly and materially limited by recent court rulings. As a result, we have filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and plan to offer our remaining patents and our rights thereunder for sale.

Recent Developments in Patent Litigation and Financial Condition

         Through our wholly-owned subsidiary, decisioning.com, we have been engaged in several patent infringement lawsuits against Federated Department Stores, Ameritrade Holding Corporation and HSBC, the progression and history of which are discussed more fully below. In December 2006, we received several adverse rulings from the United States District Court for the District of South Carolina located in Columbia, South Carolina (the "Columbia Federal Court"). The adverse rulings resulted from a Markman hearing, which are specific to patent lawsuits, and generally involve the interpretation and definition of a patent's claim terms, which have a direct bearing on the determination of infringement. As a result of the adverse rulings the Columbia Federal Court dismissed our pending lawsuits based on summary judgment motions filed by the defendants.

         We appealed the Columbia Federal Court's dismissal of our lawsuits to the United States Court of Appeals for the Federal Circuit (the "Federal Appeals Court"). In our appeal, we requested that the Federal Appeals Court reverse three of the Columbia Federal Court's Markman rulings and grant to us more favorable interpretations and definitions of certain claim terms in our patents. We argued our case before the Federal Appeals Court on December 3, 2007. As we previously disclosed, on May 7, 2008, the Federal Appeals Court issued its opinion and revised the Columbia Federal Court's definitions of all the disputed claim terms. The Federal Appeals Court revised the terms "verify the applicant's identity" and "compare...and..." in the manner requested by and favorable to us. However, in a split decision (2-1), the Federal Appeals Court revised the term "remote interface" in a manner unfavorable to us by ruling that a remote interface as used in U.S. Patent No. 6,105,007 C1, our patent which covers the automated establishment of financial accounts, is limited to systems that are publicly accessible and does not include a personal computer owned by a consumer.

         We filed a request with the Federal Appeals Court to reconsider its construction of the term "remote interface" or, alternatively, to grant us an "en banc" hearing before all members of the Federal Appeals Court to hear our case and to grant us a favorable definition of the term "remote interface." In June 2008, the Federal Appeals Court denied our request. We believe that our failure to obtain a reversal of the Federal Appeals Court's definition of the term "remote interface" has significantly and materially limited the scope of our patents. Our only remaining legal remedy is to request that our case be heard by the United States Supreme Court. As more fully explained below, because our capital resources are nearing exhaustion, we do not believe that pursuing an appeal to the Supreme Court is a realistic or cost effective option.

         As a result of the Federal Appeals Court's definition of the term "remote interface," the Federal Appeals Court upheld the Columbia Federal Court's dismissal of our lawsuit against Federated and remanded our lawsuits against Ameritrade and HSBC back to the Columbia Federal Court. However, under the limited definition of the term "remote interface" in U.S. Patent No. 6,105,007 C1 imposed by the Federal Appeals Court, our lawsuits against Ameritrade and HSBC henceforth encompass only systems they may use which are publicly accessible or which infringe U.S. Patent No. 5,870,721 C1, our first loan processing patent. We believe that the level of infringement associated with such systems as used by Ameritrade and HSBC, as well as the financial services industry in general, are insignificant compared to systems used to automate the establishment of financial and credit accounts that are remotely accessed by a personal computer owned by a consumer. As we publicly announced in late July 2008, we recently reached a settlement with Ameritrade concerning the portion of our lawsuit with them that the Federal Appeals Court had remanded back to the Columbia Federal Court

         Our capital resources are nearing exhaustion, and we believe that due to the significant and material limitation placed on our U.S. Patent No. 6,105,007 C1 it is unlikely that we will be able to access new capital resources in a manner sufficient to allow us to refinance our existing obligations or pursue the enforcement of our remaining patents. Moreover, as explained more fully below in this section under the caption "Other Matters," there is a judgment against us of $382,148, plus accrued interest of $238,481 and the plaintiff has commenced active collection efforts. Additionally, we are in default on all of our convertible notes in the aggregate principal amount of $3,140,666 plus accrued interest of $461,302. The terms of our convertible notes are discussed more fully in Note 6 to our consolidated financial statements included herein in Part I. Item 1, "Financial Statements."

         Due to our very limited capital resources and our inability to pay the judgment and satisfy our obligations under our convertible notes, as discussed above, we have filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. In connection with this proceeding we have filed motions with the Bankruptcy Court requesting permission to go forward on the basis of a debtor-in-possession for the purpose of executing a plan of offering our patents for sale under the supervision of the Bankruptcy Court. The distribution of proceeds from any sale of our patents would be subject to the approval of the Bankruptcy Court; however, we expect that the proceeds would be distributed as follows: first, to cover certain costs and expenses associated with the bankruptcy proceedings and the sales of the Company's patents; second, to the extent of any remaining proceeds, to satisfy the Company's obligations under its convertible notes, which are secured by the stock of decisioning.com, the Company's wholly owned subsidiary to which the patents are assigned ; third, to the extent of any remaining proceeds, to satisfy amounts the Company owes to unsecured creditors; and, fourth, to the extent of any remaining proceeds, to the benefit of the Company's stockholders.

         We can give no assurances that we will be successful in completing a sale of our patents or that any proceeds from such sale would be sufficient to satisfy any of our obligations in whole or in part or that there will be any residual from the proceeds that would accrue to the benefit of any of our constituencies, including our secured or unsecured creditors or our stockholders. Moreover, we can give no assurances that we will have the financial resources to complete the Chapter 11 bankruptcy process and that we will not be forced to convert to a bankruptcy proceeding under Chapter 7 of the United States Bankruptcy Code, under which a trustee would be appointed by the Bankruptcy Court to liquidate the Company.


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

         In June 2003, we filed a lawsuit against Federated Department Stores, Inc. ("Federated"), and certain of its subsidiaries alleging that Federated infringed one of our patents (U. S. Patent No. 6,105,007). In September 2003, we filed a similar lawsuit against Ameritrade Holding Corporation and its subsidiary, Ameritrade, Inc. (collectively "Ameritrade"), alleging infringement of the same patent. Both lawsuits were filed in the Columbia Federal Court, and both sought unspecified damages. In 2004, at the request of Federated and Ameritrade, the PTO determined to reexamine U.S. Patent No. 6,105,007. As a result of the reexamination of U.S. Patent No. 6,105,007, we, jointly with Federated and Ameritrade, requested the Columbia Federal Court to stay the lawsuits against Federated and Ameritrade pending resolution of the reexamination of U. S. Patent No. 6,105,007. In March 2006, we were notified that the PTO had concluded the reexamination of U.S. Patent No. 6,105,007 and that such reexamination resulted in the full allowance of all the claims of this patent. As a result of the completion of the PTO's reexamination of U.S. Patent No. 6,105,007, the stay of these lawsuits against Federated and Ameritrade was automatically lifted, and the lawsuits proceeded.

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

         Subsequent to the Markman ruling, Federated, Ameritrade and HSBC filed summary judgment motions with the Columbia Federal Court requesting that the lawsuits be dismissed. In March 2007, the Columbia Federal Court granted the summary judgment motions filed by Federated and Ameritrade and in April 2007 it granted the summary judgment motions filed by HSBC. Accordingly, our lawsuit with each of the defendants was dismissed. The basis of the Columbia Federal Court's rulings stemmed from the interpretation and application of certain claim terms the Court interpreted and defined as part of the Markman Hearing, as discussed above. Further, as more fully discussed above under the caption, "Recent Developments in Patent Litigation and Financial Condition," our appeal of the Columbia Federal Court's interpretation and application of the term "remote interface" to the Federal Appeals Court failed to secure us a favorable interpretation of that term.

Other Matters

         In addition, we and our founder, Jeff Norris, were defendants in a lawsuit filed by Temple Ligon on November 30, 1996 in the Court of Common Pleas for the County of Richland in Columbia, South Carolina. Mr. Ligon claimed, among other things, that Affinity and Mr. Norris breached an agreement to give him a 1% equity interest in Affinity in consideration of services Mr. Ligon claims to have performed in 1993 and 1994 in conjunction with the formation of Affinity, and sought monetary damages of $5,463,000. This lawsuit initially resulted in a jury verdict against us of $68,000. However, Mr. Ligon subsequently requested and was granted a new trial. In January 2004, this lawsuit resulted in another jury verdict against us of $382,148. In connection with the litigation and the resulting jury verdict, we filed post-trial motions with the trial court in which, among other things, we claimed that the jury verdict should be set aside. On July 23, 2004, the trial judge granted our motions, set aside the jury verdict, and ordered entry of a judgment in favor of us. The plaintiff appealed the trial judge's ruling to the South Carolina Court of Appeals (the "South Carolina Appeals Court"). On October 30, 2006, the South Carolina Appeals Court reversed the trial judge's decision and reinstated the jury verdict of $382,148. Our petition to the South Carolina Appeals Court for a rehearing of this case was denied, and we petitioned the South Carolina Supreme Court to hear this case and to grant us relief from this ruling. In October 2007, we were notified that the South Carolina Supreme Court had denied our petition to hear this case. Accordingly, we have no further legal recourse and are obligated for the judgment of $382,148, plus accrued interest of $238,481, and the plaintiff has commenced active collection efforts. As more fully discussed above under the caption "Recent Developments in Patent Litigation and Financial Condition" we are unable to pay the judgment and have filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court.

Critical Accounting Policies

         We apply certain accounting policies, which are critical in understanding our results of operations and the information presented in our condensed consolidated financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, the most critical of which pertains to the valuation reserve on net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we estimate is more likely than not to be realized. As of June 30, 2008 and December 31, 2007, we recorded a valuation allowance that reduced our deferred tax assets to zero. As of June 30, 2008, there have been no material changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.


Results of Operations

Revenues

         Patent license revenue. We recognized $8,334 and $16,667 for the three and six month periods ended June 30, 2008, respectively, compared to $8,334 and $16,667 in the corresponding periods in 2007. All of our patent licensing revenues are related to a license agreement entered into in 1999, which is renewable every three years.

Costs and Expenses

         Cost of Revenues. Cost of revenues for the three and six month periods ended June 30, 2008 were $834 and $1,667, respectively, compared to $834 and $1,667 in the corresponding periods in 2007. Cost of revenues consists of commissions payable to the Company's patent licensing representatives.

         General and Administrative Expenses. General and administrative expenses totaled $220,263 and $392,434 for the three and six month periods ended June 30, 2008, respectively, as compared to $426,257 and $822,249 for the corresponding periods in 2007. The decrease for the three and six month periods ended June 30, 2008, as compared to the corresponding periods of 2007 is primarily related to a decrease in professional fees related to legal and other expenses associated with our decreased levels of patent litigation and a decrease in the amount of stock-based compensation expense.

         Interest expense. Interest expense for the three and six month periods ended June 30, 2008, was $301,295 and $364,108, respectively, compared to $62,814 and $125,627 for the corresponding periods in 2007. Interest expense related to the Temple Ligon judgment of $238,481 was determined and recorded by us in the second quarter of 2008. The remaining interest expense of $62,814 and $125,327 relates to the Company's convertible notes, which accrue interest at 8% and remained unchanged during the three and six month periods ended June 30, 2008 compared to the corresponding periods in 2007.

Liquidity and Capital Resources

         We have generated net losses of $74,163,367 since our inception and have financed our operations primarily through net proceeds from our initial public offering in May 1996 and cash generated from operations and other financing transactions. Net proceeds from our initial public offering were $60,088,516.

         Other financing transactions we have entered include the issuance of convertible notes, the terms of which are explained in Note 6 to our consolidated financial statements included herein in Part I. Item 1, "Financial Statements." At June 30, 2008, the aggregate convertible note principal amount outstanding was $3,140,666 and interest accrued thereon was $461,302. Of the total aggregate note principal outstanding, notes in the principal amount of $1,235,666 became due on August 8, 2008 and notes in the principal amount of $1,905,000 become contractually due in September 2008. As more fully discussed in Note 6 and above under the caption Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in Patent Litigation and Financial Condition" we are in default under the terms of all of these notes. Absent the relief afforded by federal bankruptcy law pursuant to our voluntary petition for relief under Chapter 19 filed August 14, 2008 as described more fully above in this Item under the caption "Recent Developments in Patent Litigation and Financial Condition," the holders of these notes could consider the entire amounts thereunder due and payable and seek to enforce their rights and remedies under these notes.

          We can give no assurances that we will be successful in completing a sale of our patents or that any proceeds from such sale would be sufficient to satisfy any of our obligations in whole or in part or that there will be any residual from the proceeds that would accrue to the benefit of any of our constituencies , including our secured or unsecured creditors or our stockholders. Moreover, we can give no assurances that we will have the financial resources to complete the Chapter 11 bankruptcy process and that we will not be forced to convert to a bankruptcy proceeding under Chapter 7 of the United States Bankruptcy Code, under which a trustee would be appointed by the Bankruptcy Court to liquidate the Company.

         Net cash used by operations during the six months ended June 30, 2008 was $33,356, compared to $654,776 used by operations for the same period in 2007. The decrease in cash used during the six month period ended June 30, 2008 compared to the corresponding period in 2007 was due to several factors. First, our expenses associated with our patent lawsuits were less during the first six months of 2008 compared to the corresponding period in 2007. As discussed more fully above in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" our patent lawsuits were reactivated in 2006 and we received an adverse ruling in late 2006. As a result, we incurred expenses in the first six months of 2007 associated with the preparation of our appeal of the ruling and, additionally, paid other associated litigation expenses which were incurred in late 2006, but not paid until 2007. In addition, both our employees have deferred all of their base salaries since January 1, 2008 and generally we have deferred payment of as many of our expenses as possible during the six month period ended June 30, 2008 compared to the corresponding period in 2007. At June 30, 2008, cash and liquid investments were $16,861, as compared to $50,217 at December 31, 2007. At June 30, 2008, our working capital deficit was $4,909,628 as compared to a deficit of $4,257,741 at December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company does not believe that its current business exposes it to significant market risk for changes in interest rates.

Item 4.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008, in recording, processing, summarizing and reporting information required to be disclosed by the Company (including consolidated subsidiaries) in the Company's Exchange Act filings.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in Patent Litigation and Financial Condition" and "- Other Matters" for updated information regarding our patent litigation and the Temple Ligon 1awsuit.

Item 1A.  Risk Factors

         In addition to the other information set forth in this report, which to the extent applicable will update and supersede the information discussed in
Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, you should carefully consider the factors discussed in such "Risk Factors" section , which could materially affect our business, financial condition or results of operations.

Item 3.  Defaults Upon Senior Securities.

         The text of Note 6 to the Company's consolidated financial statements included herein in Part I. Item 1, "Financial Statements," is incorporated by reference in its entirety in response to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2008 Annual Meeting of Stockholders of Affinity Technology Group, Inc., was held on June 5, 2008 (the "Annual Meeting").
At the Annual Meeting,
               o Joseph A. Boyle, Robert M. Price, and Peter R. Wilson were duly elected to the Board of Directors of the Company;
               o the appointment of Scott McElveen LLP as independent auditors for the year ending December 31, 2008, was ratified.

         Votes cast by the stockholders of the Company at the Annual Meeting were as follows:

-------------------------------------------------------------------------------------------------------------------
Nominees for Director                   Shares Voted in Favor       Shares Withheld         Broker Non-Votes
-------------------------------------------------------------------------------------------------------------------
Joseph A. Boyle                                39,959,205                1,009,096                        -
-------------------------------------------------------------------------------------------------------------------
Robert M. Price                                40,114,795                  853,506                        -
-------------------------------------------------------------------------------------------------------------------
Peter R. Wilson                                40,118,045                  850,256                        -
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Ratification of the appointment of Scott McElveen LLP
-------------------------------------------------------------------------------------------------------------------
Shares Voted In Favor                   Shares Voted Against        Shares Abstaining       Broker Non-Votes
-------------------------------------------------------------------------------------------------------------------
        40,640,761                                 266,281                  61,252                        -
-------------------------------------------------------------------------------------------------------------------

Item 5.  Other Information.

         The text of Note 1 and Note 6 to the Company's consolidated financial statements included herein in Part I. Item 1, "Financial Statements," is incorporated by reference in its entirety in response to this Item.

Item 6.  Exhibits

---------------------------------------------------------------------------------------------------------------------
   Exhibit Number    Description
---------------------------------------------------------------------------------------------------------------------
        3.1          Certificate of Incorporation of Affinity Technology Group, Inc., which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Technology
                     Group, Inc. (File No. 333-1170).
---------------------------------------------------------------------------------------------------------------------
        3.2          Certificate of Amendment to Certificate of Incorporation of the Company, which is hereby incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for
                     the quarter ended June 30, 2006
---------------------------------------------------------------------------------------------------------------------
        3.3          Bylaws of Affinity Technology Group, Inc., which is hereby incorporated by reference to
                     Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc.(File
                     No. 333-1170).
---------------------------------------------------------------------------------------------------------------------
        4.1          Specimen Certificate of Common Stock, which is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No.
                     33-1170).
---------------------------------------------------------------------------------------------------------------------
        4.2          Sections 4, 7 and 8 of the Certificate of Incorporation of Affinity Technology Group, Inc., as
                     amended, and Article II, Sections 3, 9 and 10 of the Bylaws of Affinity Technology Group,
                     Inc., as amended, which are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registration Statement on Form S-1 of Affinity Technology Group, Inc. (File No.
                     333-1170).
---------------------------------------------------------------------------------------------------------------------
        4.3          Convertible Note Purchase Agreement, dated June 3, 2002, between Affinity Technology Group,
                     Inc., and certain investors, which is incorporated by reference to Exhibit 4.1 to the Company's
                     Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.
---------------------------------------------------------------------------------------------------------------------
        4.4          Amended and Restated Convertible Note Purchase Agreement, dated August 9, 2006, among the
                     Company and the investors named therein, which is hereby incorporated by reference to Exhibit
                     4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
---------------------------------------------------------------------------------------------------------------------
        4.5          Form of 8% Convertible Secured Note, which is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
---------------------------------------------------------------------------------------------------------------------
        4.6          Amended and Restated Security Agreement, dated August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.3 to the
                     Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
---------------------------------------------------------------------------------------------------------------------
        4.7          Letter Agreement, dated as of September 12, 2006, among Affinity Technology Group, Inc. and certain purchasers of convertible notes under the Amended and Restated Convertible Note
                     Purchase Agreement, dated as of August 9, 2006, among the Company and the investors named therein, which is hereby incorporated by reference to Exhibit 4.1 to the Company's Current
                     Report on Form 8-K filed on September 20, 2006.
---------------------------------------------------------------------------------------------------------------------
         31          Rule 13a-14(a)/15d-14(a) Certifications.
---------------------------------------------------------------------------------------------------------------------
         32          Section 1350 Certifications.
---------------------------------------------------------------------------------------------------------------------

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

 Date:  August 19, 2008

                                  EXHIBIT INDEX


Exhibit 31        Rule 13a-14(a) 15d-14(a) Certifications

Exhibit 32        Section 1350 Certifications